Form 10-K
period 2020-12-31
Live Oak Acquisition Corp II
filed 2021-03-25
CIK 1821769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20 ____, to ______, 20_____.

Commission File Number 001-39755

Live Oak Acquisition Corp. II

(Exact name of registrant as specified in its charter)

Delaware	85-2560226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4921 William Arnold Road Memphis, TN	38117
(Address of principal executive offices)	(Zip Code)

(901) 685-2865

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	LOKB.U	The New York Stock Exchange

Class A common stock, par value $0.0001 per share	LOKB	The New York Stock Exchange

Redeemable warrants	LOKB WS	The New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

N/A
(Title of class)

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2020, which would be the last business day of the registrant’s most recently completed second fiscal quarter, the registrant was not yet formed and its securities were not publicly traded. The registrant’s units began trading on the New York Stock Exchange on December 3, 2020 and the registrant’s Class A common stock and warrants began trading on the New York Stock Exchange on January 25, 2021.

As of March 25, 2021, there were 25,300,000 shares of Class A common stock, par value $0.0001 per share, of the registrant issued and outstanding. As of March 25, 2021, there were 6,325,000 shares of Class B common stock, $0.0001 par value per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no revenues;

●	our ability to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the continued uncertainty resulting from the COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this prospectus, or the context otherwise requires, references to:

●	“anchor investor” are to certain investment funds and accounts managed by Atalaya Capital Management LP, a member of our sponsor, which purchased an aggregate of $16,500,000 of units in our initial public offering;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“DGCL” are to the Delaware General Corporation Law;

ii

●	“founder shares” are to shares of our Class B common stock held by our initial stockholders prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on December 7, 2020;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Jefferies” are to Jefferies LLC, a book-running manager of our initial public offering;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“sponsor” are to Live Oak Sponsor Partners II, LLC, a Delaware limited liability company; Richard J. Hendrix, our Chief Executive Officer and Gary K. Wunderlich, Jr., our President, are the managing members of our sponsor;

●	“trust account” are to the trust account in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, into which we deposited certain proceeds from our initial public offering and the sale of the private placement warrants;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchaser of the private placement warrants or its permitted transferees; and

●	“we,” “us,” “Company” or “our company” are to Live Oak Acquisition Corp. II.

iii

PART I

ITEM 1. BUSINESS

Overview

We are an early stage blank check company formed on August 12, 2020 as a Delaware corporation whose business purpose is to effect an initial business combination. We have generated no operating revenues to date and we will note generate operating revenues until we consummate our initial business combination.

Our initial public offering

On December 7, 2020, we consummated our initial public offering of 25,300,000 units, including 3,300,000 units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each unit consists of one share of our Class A common stock and one-third of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $253,000,000.

Simultaneously with the closing of our initial public offering, we also consummated the sale of 4,666,667 private placement warrants at a price of $1.50 per private placement warrant in a private placement to our sponsor, generating gross proceeds of $7,000,000. The private placement warrants are identical to the warrants underlying the units sold in our initial public offering, except that the private placement warrants are not transferable, assignable or salable until after the completion of an initial business combination, subject to certain limited exceptions.

A total of $253,000,000 of the proceeds from our initial public offering and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

We must complete our initial business combination by December 7, 2022, 24 months from the closing of our initial public offering. If our initial business combination is not consummated within the allotted time, then our existence will terminate, and we will distribute all amounts in the trust account.

Our units, public shares and public warrants are each traded on the NYSE under the symbols “LOKB.U,” “LOKB” and “LOKB WS,” respectively. Our units commenced public trading on December 3, 2020, and our public shares and public warrants commenced separate public trading on January 21, 2021.

Our Company

Since our initial public offering, we have focused our search for an initial business combination on companies that we believe have significant growth prospects with the potential to generate attractive returns for our stockholders. We have focused on identifying potential targets with above-industry-average growth, substantial free cash flow generation, and a defensible market position with an enterprise value of $500 million to $1.5 billion where our management team’s operational, strategic or managerial expertise can assist in maximizing value.

We are led by an experienced team of managers, operators and investors who have played important roles in helping build and grow profitable public and private businesses, both organically and through acquisitions, to create value for stockholders. Our team has experience operating and investing in a wide range of industries, bringing us a diversity of experiences as well as valuable expertise and perspective.

Each member of our management team, except for Adam J. Fishman, our Chief Operating Officer, was a member of the management team of Live Oak Acquisition Corp., a blank check company which consummated its initial public offering of $200,000,000 in May 2020. Live Oak Acquisition Corp. announced on October 5, 2020 that it had entered into a definitive agreement to consummate a business combination transaction with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials. The Danimer Scientific transaction closed in the fourth quarter of 2020.

Each of our officers, except for Andrea Tarbox, our Chief Financial Officer, is a member of the management team of Live Oak Mobility Acquisition Corp., a blank check company which consummated its initial public offering of $253,000,000 in March 2021. Live Oak Mobility Acquisition Corp. is currently seeking to consummate an initial business combination.

The past performance of our management team, or their respective affiliates, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of our future performance.

Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that can benefit from (i) the managerial and operational experience of our management team (ii) additional capital and (iii) access to public securities markets. Our acquisition selection process leverages our management team’s network of potential transaction sources, ranging from owners and directors of private and public companies, private equity funds, investment bankers, lenders, attorneys, accountants and other trusted advisors across various sectors. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. Since our initial public offering, we have utilized the network and industry experience of our management team in seeking an initial business combination and employed our business combination strategy. This network has been developed through our management team’s:

●	extensive experience in both investing in and operating in a variety of industries;

●	managerial experience marketing and growing businesses;

●	experience in sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses;

●	relationships with sellers, financing providers and target management teams; and

●	experience in executing transactions in a variety of industries under varying economic and financial market conditions.

These networks provide our management team with a robust flow of acquisition opportunities. In addition, target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, family offices, consultants, accounting firms and large business enterprises.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have and intend to continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We are seeking candidates with an enterprise value of between $500 million and $1.5 billion, and we are seeking to acquire companies that we believe:

●	have a defensible market position, with demonstrated advantages when compared to their competitors and which create barriers to entry against new competitors;

●	are at an inflection point or are able to take advantage of public currency in order to drive improved financial performance;

●	have a diversified customer base better positioned to endure economic downturns and changes in the industry landscape;

●	have strong, experienced management teams, or a platform that will allow us to assemble an effective management team with a track record of driving growth and profitability;

●	provide a scalable platform for add-on acquisitions, which we believe will be an opportunity for our management team to deliver incremental stockholder value post-acquisition;

●	generate attractive returns on capital and have a compelling use for capital to achieve their growth strategy;

●	exhibit unrecognized value or other characteristics that we believe have been overlooked by the marketplace based on our analysis and due diligence review; and

●	can benefit from being publicly-traded, are prepared to be a publicly-traded company, are capable of generating consistent returns in excess of cost of capital, and can effectively utilize access to the capital markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that only meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet all of the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Sourcing of Potential Initial Business Combination Targets

Our management team and sponsor has developed a broad network of contacts and corporate relationships. This network has been developed through their experience in sourcing, acquiring, operating, developing, growing, financing and selling businesses; reputations for integrity and fair dealing with sellers, capital providers and target management teams; and experience in executing transactions under varying economic and financial market conditions. This network has provided our management team and sponsor with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team and sponsor provide us with an important source of business combination opportunities. Target business candidates are brought to our attention from various unaffiliated sources, including investment banking firms, private equity firms, consultants, accounting firms and other business enterprises.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the initial business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that our initial business combination is fair to our company from a financial point of view.

If any of our executive officers or directors become aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We believe, however, that the fiduciary duties or contractual obligations of our officers and directors will not materially affect our ability to complete our initial business combination.

Initial Business Combination

NYSE rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may however, structure our initial business combination in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as our initial business combination for purposes of seeking stockholder approval or conducting a tender offer, as applicable.

The net proceeds of our initial public offering and the sale of the private placement warrants released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. Our amended and restated certificate of incorporation provides that, following our initial public offering and prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond December 7, 2022 or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

Our Business Combination Process

In evaluating prospective business combinations, we conduct a due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors and, as applicable, on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We utilize the expertise of our management team and board of directors in analyzing companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

Members of our management team may directly or indirectly own our common stock and warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our sponsor and members of our management team are, in the ordinary course of business, continuously made aware of potential acquisition or investment opportunities, one or more of which we may desire to pursue for an initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors become aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or that such fiduciary duties or contractual obligations are to entities that are not themselves in the business of engaging in business combinations. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period varies based on the current stage of the initial business combination process.

Our management team’s operating and transaction experience and relationships with companies provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 7, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Financial Position

With funds available for an initial business combination in the amount of $244,950,741, assuming no redemptions and after payment of up to $8,067,500 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations, other than the pursuit of our business combination, until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. Our amended and restated certificate of incorporation provides that, prior to the consummation of our initial business combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond December 7, 2022 or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses are also brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our SEC filings, including this annual report, and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we have not and do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. Potential target companies with whom we may engage in discussions after the closing of the offering may have had prior discussions with other blank check companies, bankers in the industry and/or other professional advisors including blank check companies with which our executive officers or board of directors were affiliated. We may pursue transactions with such potential targets (i) if such other blank check companies are no longer pursuing transactions with such potential targets, (ii) if we become aware that such potential targets are interested in a potential initial business combination with us and (iii) if we believe such transactions would be attractive to our stockholders. We have not contacted any of the prospective target businesses that Live Oak Acquisition Corp. has considered and rejected while it was a blank check company searching for target businesses with which to consummate an initial business combination. However, we may contact such targets if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our stockholders.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

NYSE rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our Board of Directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the NYSE’s 80% of net assets test. There is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target business with which we may complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a due diligence review, which may encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests tendered by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be made only to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of December 31, 2020, was $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements.

Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 9,487,5001, or 37.5%, of the 25,300,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of deferred underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of deferred underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by December 7, 2022.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until December 7, 2022 to complete our initial business combination. If we are unable to complete our initial business combination by December 7, 2022 or within such time provided, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by December 7, 2022.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination prior to December 7, 2022. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within such time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to December 7, 2022 or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of deferred underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect to use the amounts held outside the trust account ($1,896,170 as of December 31, 2020) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to December 7, 2022, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if our management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the offering will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations, and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations, and believe that our sponsor’s only assets are securities of our company. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($1,896,170 as of December 31, 2020) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination prior to December 7, 2022 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination prior to December 7, 2022, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination prior to December 7, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest released to us to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to December 7, 2022 or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination prior to December 7, 2022, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

We expect to encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

Our executive offices are located at 4921 William Arnold Road, Memphis, TN 38117, and our telephone number is (901) 685-2865. We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our initial proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our sponsor contributed $25,000, or approximately $0.004 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares a t that time.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers or their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a proposed business combination and reduce the public “float” of our securities.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated December 2, 2020, as the same may be updated from time to time.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 4921 William Arnold Road, Memphis, TN, 38117. Our executive offices are provided to us by an affiliate of certain members of our management team. Commencing on December 7, 2020, we have agreed to pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are each traded on the NYSE under the symbols “LOKB.U,” “LOKB” and “LOKB WS,” respectively. Our units commenced public trading on December 3, 2020, and our Class A common stock and warrants commenced separate public trading on January 25, 2021.

Holders

On March 24, 2021, there was one holder of record of our units, t holders of record of our Class A common stock and two holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On December 7, 2020, simultaneously with the closing of our initial public offering and the exercise in full of the over-allotment option, we consummated the private placement of an aggregate of 4,666,667 private placement warrants at a price of $1.50 per private placement warrant, generating gross proceeds of $7,000,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private placement warrants are identical to the warrants underlying the units sold in the initial public offering, except that the private placement warrants are not transferable, assignable or salable until after the completion of an initial business combination, subject to certain limited exceptions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

On December 7, 2020, we consummated our initial public offering of 25,300,000 units, including 3,300,000 units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each unit consists of one share of our Class A common stock and one-third of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $253,000,000.

Simultaneously with the closing of our initial public offering, we also consummated the sale of 4,666,667 private placement warrants at a price of $1.50 per private placement warrant in a private placement to our sponsor, generating gross proceeds of $7,000,000. The private placement warrants are identical to the warrants underlying the units sold in the initial public offering, except that the private placement warrants are not transferable, assignable or salable until after the completion of an initial business combination, subject to certain limited exceptions.

A total of $253,000,000 of the proceeds from our initial public offering and the sale of the private placement warrants was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we,” “us,” “our” or the “Company” are to Live Oak Acquisition Corp. II,, except where the context requires otherwise. References to our “management” or our “management team” are to our officers and directors, and references to the “sponsor” are to Live Oak Sponsor Partners II LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 12, 2020 for the purpose of effecting an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations (other than searching for an initial business combination after our initial public offering) nor generated any revenues to date. Our only activities from August 12, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for our initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest earned on investments held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 12, 2020 (inception) through December 31, 2020, we had a net loss of $118,337, which consists of operating costs of $137,268, offset by interest income from operating bank account of $690 and interest income on marketable securities held in the Trust Account of $18,241.

Liquidity and Capital Resources

On December 7, 2020, we consummated our initial public offering of 25,300,000 Units at a price of $10.00 per unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 units, generating gross proceeds of $253,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 4,666,667 private placement warrants at a price of $1.00 per private placement warrant in a private placement to our stockholders, generating gross proceeds of $7,000,000.

Following our initial public offering, the full exercise of the over-allotment option by the underwriters’ and the sale of the private placement warrants, a total of $253,000,000 was placed in the Trust Account. We incurred $13,064,337 in transaction costs, including $4,610,000 of underwriting fees, $8,067,500 of deferred underwriting fees and $386,837 of other offering costs.

For the period from August 12, 2020 (inception) through December 31, 2020, cash used in operating activities was $159,974. Net loss of $118,337 was affected by interest earned on investments held in the Trust Account of $18,241 and changes in operating assets and liabilities, which used $23,396 of cash from operating activities.

As of December 31, 2020, we had cash and investments held in the Trust Account of $253,018,241. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the period from August 12, 2020 (inception) through December 31, 2020, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had $1,896,170 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our sponsor or an affiliate of our sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that our initial business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $15,000 for office space, utilities, and secretarial and administrative support services to us. We began incurring these fees on December 7, 2020 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and its liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,067,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Through December 31, 2020, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on July 7, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of December 31, 2020, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering and the sale of the private placement warrants were deposited into a trust account in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this annual report.

Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9a. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective/not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

As of the date of this annual report, our officers and directors are as follows:

Name	Age	Position
John P. Amboian	59	Chairman
Richard J. Hendrix	55	Chief Executive Officer and Director
Andrea Tarbox	70	Chief Financial Officer and Director
Gary K. Wunderlich, Jr.	50	President
Adam Fishman	41	Chief Operating Officer
Jon Furer	64	Director
Tor Braham	63	Director

The experience of our directors and executive officers are as follows:

John P. Amboian serves as our Chairman. From May 2020 to December 2020, he was a director of Live Oak Acquisition Corp. (NYSE: LOAK), previously a blank check company which consummated a business combination on December 28, 2020 with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials.  Mr. Amboian now serves as the lead independent director of Danimer Scientific. Since March 2021, Mr. Amboian has served as a director of Live Oak Mobility Acquisition Corp., a blank check company which consummated its initial public offering of $253,000,000 in March 2021. Live Oak Mobility Acquisition Corp. is currently seeking to consummate an initial business combination. Mr. Amboian is a business leader with over 30 years of experience in mergers and acquisitions, capital management, product development, branding, and distribution for both privately held and public companies, across multiple industries. He served as Chairman and Chief Executive Officer of Nuveen Investments, Inc., or Nuveen (formerly NYSE: JNC), from 2007 to 2016. He was President of Nuveen from 1999 through 2007 after joining as its Chief Financial Officer from 1995 to 1999. During his time in leadership positions at Nuveen, Mr. Amboian participated in numerous M&A and capital markets transactions, including a leading role in Nuveen’s sale to an investment group led by Madison Dearborn, in 2007 and Nuveen’s sale process to TIAA (Teacher’s Insurance and Annuity Association of New York) in 2014. Mr. Amboian served on the Nuveen Mutual Funds board from 2007 through 2016 in addition to serving on Nuveen Investments’ public board from 1996 through 2007. Prior to Nuveen, Mr. Amboian was the Chief Financial Officer and Senior Vice President of Strategy of the Miller Brewing Company. He began his career in Corporate and International Finance at Kraft Foods, Inc., where he ended his tenure as Treasurer. Since 2013, Mr. Amboian has served at Madison Dearborn Partners as an industry advisor and is an Independent Director of the general partnership of Adams Street Partners, a private-markets investment firm. Additionally, since 2017 Mr. Amboian has been a senior advisor to Estancia Capital and since 2018 chaired the board of North Square Investments, a boutique asset management firm. Since 2020 Mr. Amboian has been chairman of Evanston Capital, a hedge fund alternative investment manager, and is on the advisory board of Cresset Capital Management, a wealth management firm. He also advises several small businesses on organic and inorganic growth initiatives through JA Capital Advisors, LLC. He received both his Bachelor’s degree and his M.B.A. from the University of Chicago. He is well-qualified to serve on our board due to his extensive finance, investment and operational background.

Richard J. Hendrix has been our Chief Executive Officer and a member of our Board of Directors since inception. Since January 2021, Mr. Hendrix has served as a director and Chief Executive Officer of Live Oak Mobility Acquisition Corp., a blank check company which consummated its initial public offering of $253,000,000 in March 2021. Live Oak Mobility Acquisition Corp. is currently seeking to consummate an initial business combination. From January 2020 to December 2020, he was an officer and director of Live Oak Acquisition Corp. (NYSE: LOAK), previously a blank check company which announced on October 5, 2020 that it had entered into a definitive agreement to consummate a business combination transaction with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials, which transaction closed in the fourth quarter of 2020. He has significant experience in executive leadership, corporate strategy, M&A, capital markets, and corporate finance for public companies. Over the course of his career, Mr. Hendrix has worked extensively with issuers and investors focused on companies in the financial services, real estate, energy, industrial, and business and consumer services sectors. He has led dozens of initial equity offerings for founder-led and sponsor-backed companies primarily within the banking, insurance, and real estate sectors. Additionally, Mr. Hendrix has considerable experience advising chief executives, boards of directors, and large shareholders regarding strategy, capital structure, and capital access. Since March 2020, Mr. Hendrix has served as a board member of America’s Lift Chair Supplier, LLC, a medical equipment supplier. He has significant leadership experience in the financial industry, having served as Chief Executive Officer of FBR & Co., or FBR (formerly NASDAQ: FBRC), a capital markets firm, from 2009 to 2017, and Chairman from 2012 to 2017. Mr. Hendrix helped FBR grow into a leading bookrunner for initial common stock offerings for middle market U.S. companies. While at FBR Mr. Hendrix oversaw the growth of the company and oversaw numerous strategic transactions while in his role as Chairman and Chief Executive Officer at FBR, ultimately executing a merger with B. Riley Financial, Inc. (NASDAQ: RILY) in 2017. Following the merger, Mr. Hendrix served as director of B. Riley Financial until October 2017. Prior to his tenure as Chief Executive Officer of FBR, Mr. Hendrix served as Arlington Asset Investment Corp.’s (NYSE: AI) President and Chief Operating Officer from 2004 to 2007 and its Chief Investment Officer from 2003 to 2004. Previously, he was the President and Chief Operating Officer of FBR Asset Investment Corporation and concurrently headed the Real Estate and Diversified Industrials Investment Banking groups of FBR. Prior to FBR, Mr. Hendrix was a Managing Director in PNC Capital Markets’ investment banking group and headed PNC’s asset-backed securities business. Mr. Hendrix is a co-founder and Managing Partner of Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across several industries. Mr. Hendrix also currently serves as a Senior Advisor to Crestview Partners, a private equity firm, since 2017 and is currently the Chairman of Protect My Car, a portfolio company of Crestview Partners that provides extended auto warranty plans to consumers. Mr. Hendrix’s affiliation with Crestview Partners began with Crestview’s investment in FBR over a decade before. In the last five years, Mr. Hendrix has also been the Founder and Chief Executive Officer of RJH Management Co, a privately held investment management business. Mr. Hendrix received his B.S.in Finance from Miami University. He is well-qualified to serve on our board due to his extensive finance, investment and advisory background.

Andrea K. Tarbox has been our Chief Financial Officer and a member of our Board of Directors since October 2020. From January 2020 to December 2020, she was an officer and director of Live Oak Acquisition Corp. (NYSE: LOAK), previously a blank check company which announced on October 5, 2020 that it had entered into a definitive agreement to consummate a business combination transaction with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials, which transaction closed in the fourth quarter of 2020. Ms. Tarbox served as Chief Financial Officer and Vice President of KapStone Paper & Packaging, or Kapstone (formerly NYSE: KS), from 2007 until 2018. KapStone, a producer of unbleached kraft paper and corrugated packaging products, became public via a merger with Stone Arcade Acquisition Corporation, or Stone Arcade, in 2007. Ms. Tarbox joined KapStone during the business combination approval process in 2006. During her tenure as Chief Financial Officer, Ms. Tarbox negotiated major provisions in five key acquisitions and secured financings of nearly $3.0 billion. Ms. Tarbox played a significant role in KapStone’s sale to WestRock Company (NYSE: WRK). In 2014 and 2015, Institutional Investor named Ms. Tarbox to their All-America Executive team as one of America’s best Chief Financial Officers, and in 2012, Financial Executives International named Ms. Tarbox the Chicago Chief Financial Officer of the Year. Previously, Ms. Tarbox assumed positions of increasing responsibility at various companies, including Uniscribe Professional Services, Inc., a provider of paper- and technology-based document management solutions, Gartner Inc., a research and advisory company, British Petroleum, p.l.c., (NYSE:BP) and Fortune Brands, Inc., a holding company with diversified product lines. In these roles, Ms. Tarbox developed significant experience acquiring and integrating companies. Ms. Tarbox began her career at Ernst & Young LLP where she became a certified public accountant. Ms. Tarbox earned a B.A. degree in Psychology from Connecticut College and an M.B.A. from the University of Rhode Island. She is well-qualified to serve on our board due to her extensive operational background as well as her significant experience in acquiring and integrating companies.

Gary K. Wunderlich, Jr. has been our President since inception and was our Chief Financial Officer from inception to October 2020. Since January 2021, Mr. Wunderlich has served as President and Chief Financial Officer of Live Oak Mobility Acquisition Corp., a blank check company which consummated its initial public offering of $253,000,000 in March 2021. Live Oak Mobility Acquisition Corp. is currently seeking to consummate an initial business combination. He was an officer, since its inception and until December 2020, of Live Oak Acquisition Corp. (NYSE: LOAK), previously a blank check company which announced on October 5, 2020 that it had entered into a definitive agreement to consummate a business combination transaction with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials, which transaction closed in the fourth quarter of 2020. Mr. Wunderlich is Co-Founder and Managing Partner of Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across a wide range of industries. Prior to co-founding Live Oak in 2017, Mr. Wunderlich was the Founder and Chief Executive Officer of Wunderlich Securities, Inc., or WSI, a full-service investment banking and brokerage firm, from 1996 until its successful merger in 2017 with B. Riley Financial, Inc. (NASDAQ: RILY). Following the merger, Mr. Wunderlich served as a Director of B. Riley from 2017 to July 2018 and remained Chief Executive Officer of WSI (rebranded B Riley Wealth) until November 2018. As Chief Executive Officer of WSI, Mr. Wunderlich was involved in all aspects of company growth from a virtual start-up into a full-service investment bank. In 2011, Mr. Wunderlich, along with WSI and WSI’s Chief Compliance Officer, consented, without admitting or denying the findings therein, to the entry of an SEC order finding that, from 2007 to 2009, as WSI was converting hundreds of its existing fee-based brokerage accounts to investment advisory accounts, in response to regulatory changes affecting certain broker-dealers that provided investment advice, WSI willfully violated the Investment Advisers Act of 1940, or the Advisers Act, and its rules by failing to have adequate written policies and procedures and a code of ethics, and Mr. Wunderlich, who was then WSI’s Chief Executive Officer, willfully aided and abetted and caused such violations. The order also found that WSI willfully violated the Advisers Act and its rules by overcharging advisory clients for commissions and other transactional fees totaling approximately $120,835 in approximately 6,338 separate transactions, which the SEC stated appeared to have occurred primarily due to back-office errors, and by engaging in principal trading without providing certain required disclosures to its clients. Mr. Wunderlich has also been consistently involved in securities industry organizations throughout his career. From 2016 to 2018 Mr. Wunderlich was a member of the Securities Industry and Financial Markets Association’s (“SIFMA”) National Board of Directors. He was also a founding board member of the American Securities Association from its inception in 2016 until 2018. Mr. Wunderlich also served in various capacities with the Financial Industry Regulatory Authority (FINRA) including serving on the National Advisory Board, serving on the District 5 Committee as both a Member and Chairman, and serving as a Member of the National Membership Council. Since March 2020, Mr. Wunderlich has served as a board member of America’s Lift Chair Supplier, LLC, a medical equipment supplier. Since 2005, Mr. Wunderlich has been a member of the Young Presidents’ Organization and participates in the Family Business, Family Office, Financial Services and Entrepreneurship and Innovation Networks. He was inducted into the Society of Entrepreneurs in 2014 and has served as a Director since 2016. He is also the Managing Member of Eighty Park Avenue Partners LLC, a family investment vehicle. Mr. Wunderlich received a B.A.in Economics from the University of Virginia and an M.B.A. from the University of Memphis.

Adam J. Fishman has been our Chief Operating Officer since 2020. Since January 2021, Mr. Fishman has served as Chief Operating Officer of Live Oak Mobility Acquisition Corp., a blank check company which consummated its initial public offering of $253,000,000 in March 2021. Live Oak Mobility Acquisition Corp. is currently seeking to consummate an initial business combination. Mr. Fishman is currently a Managing Partner at Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across several industries. Mr. Fishman joined the firm from Jefferies, where he was a Managing Director and Head of the Permanent Capital Group, Distribution. Mr. Fishman originated and executed blank check company transactions, including the initial public offering, assisting management in evaluating targets for merger consideration, and structuring and executing PIPE investments to support mergers. He was also responsible for originating and marketing Pre-IPO private placements for companies across all industries. Prior to joining Jefferies, Mr. Fishman was an Executive Vice President and Head of Institutional Brokerage at FBR & Co. FBR was a publicly traded middle market investment bank, specializing in capital raising and securities trading across seven industry groups. Mr. Fishman joined FBR in 2004, steadily expanding his role throughout a 13-year tenure. As a member of the firm’s Executive Committee, Mr. Fishman was a key contributor to the firm’s strategic vision and execution. Mr. Fishman also served on FBR’s Commitment Committee, where he was responsible for analyzing, structuring and selling all public and private investment offerings. Mr. Fishman began his career as an Associate Director in the New York office of CIBC World Markets. Mr. Fishman received a Bachelor of Arts in Sociology from Brandeis University.

Jonathan Furer serves as one of our Directors. From May 2020 to December 2020, he was a director of Live Oak Acquisition Corp. (NYSE: LOAK), previously a blank check company which announced on October 5, 2020 that it had entered into a definitive agreement to consummate a business combination transaction with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials, which transaction closed in the fourth quarter of 2020. He has over 30 years of private equity, operating and capital markets experience and has served as chairman, advisor, investor and active board member to businesses across a wide range of industries, including: healthcare, financial services, manufacturing and consumer products. Mr. Furer co-founded Arcade Partners, an entrepreneurial-focused middle market private equity firm. Mr. Furer was Co-Founder and Director of Stone Arcade, a blank check company that completed its initial business combination with KapStone in 2007. Mr. Furer was a Co-Founder and Director of Stone Arcade, where he was primarily responsible for recruiting the executive team and, together with the management team, assisted in the identification and evaluation of business combination opportunities which led to the successful acquisition of the assets from International Paper (NYSE: IP) by KapStone. In 2007, Kapstone became public through the merger with Stone Arcade. This initial business combination represented one of the first corporate carve-out transactions completed by a blank check company. Mr. Furer joined the KapStone Board of Directors upon completion of the business combination and remained on the Board for 11 years until KapStone was acquired by WestRock Company (NYSE: WRK) in 2018. Mr. Furer was also the Chief Executive Officer and Director of Arcade Acquisition Corporation, a blank check company that announced a business combination in 2008 and subsequently liquidated in 2009 during the global financial crisis. Prior to KapStone, Mr. Furer was a Partner at Washington and Congress Advisors, a private equity firm. He oversaw a number of portfolio companies, including several with significant operational and financial challenges that required a “hands-on” approach to deal with lender, co-investor and employee issues. Mr. Furer was also a Co-Founder of Meridian Capital Partners, where he completed the “buy and build” of SWF Machinery, a West Coast based manufacturer of packaging machinery equipment that was sold to Dover Industries. He began his career as an analyst in the corporate finance department with Jesup & Lamont, a merchant bank. During his 10 years at Jesup, Mr. Furer rose from analyst to President and Chief Executive Officer, prior to his retirement from the firm. He graduated from the George Washington University with a B.B.A. in International Business. He is well-qualified to serve on our board due to his extensive investment, operational and finance background.

Tor R. Braham serves as one of our Directors. From May 2020 to December 2020, he was a director of Live Oak Acquisition Corp. (NYSE: LOAK), previously a blank check company which announced on October 5, 2020 that it had entered into a definitive agreement to consummate a business combination transaction with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials, which transaction closed in the fourth quarter of 2020. Mr. Braham has spent 15 years working in M&A in at multiple investment banks and currently serves on multiple public company boards. He currently serves on the boards of Viavi Solutions Inc. (NASDAQ: VIAV), a company that provides network test, monitoring, and assurance services (elected 2015); Altaba Inc. (NASDAQ: AABA), an investment management company (elected 2016); A10 Networks, Inc. (NASDAQ: ATEN), a supplier of ADC networking and security equipment (elected 2018) and Micro Lambda Wireless, Inc., a private provider of microwave components and subsystems for the wireless, instrumentation and defense industries (elected 1987). Previously, he served as a Director of Yahoo! Inc., predecessor of Altaba Inc., from 2016 until 2017, as Independent Director of Sigma Designs, Inc. (OTCMKTS: SIGM), a SOC semiconductor company, from 2014 to 2016, and an Independent Director of NetApp, Inc. (NASDAQ: NATP), a data management company, from 2014 to 2016. Mr. Braham served as the Global Head of Technology M&A at Deutsche Bank Securities from 2004 to 2012. Prior to that, Mr. Braham was the Co-head of West Coast Technology M&A at Credit Suisse First Boston from 2000 to 2004 and the Global Head of Technology M&A at UBS Securities from 1997 to 2000. From 1989 to 1997, Mr. Braham was a partner at the law firm of Wilson Sonsini Goodrich and Rosati where he specialized in technology mergers and acquisitions, venture capital and intellectual property law. Mr. Braham is also currently Of Counsel to the law firm of King, Holmes, Paterno and Soriano. Mr. Braham received his J.D. degree from New York University School of Law and his B.S. degree in English from Columbia University. He is well-qualified to serve on our board due to his extensive public company, technology, finance and banking background.

Prior Blank Check Experience

Each member of our management team, except for Mr. Fishman, is a member of the management team of LOAK, previously a blank check company which consummated its initial public offering of $200,000,000 in May 2020 and sought to consummate an initial business combination. LOAK announced on October 5, 2020 that it had entered into a definitive agreement to consummate a business combination transaction with Meredian Holdings Group, Inc., a Georgia corporation d/b/a Danimer Scientific, a leading developer and manufacturer of biodegradable plastic materials, which transaction closed in the fourth quarter of 2020.

Each of our officers, except for Andrea Tarbox, our Chief Financial Officer, is a member of the management team of Live Oak Mobility Acquisition Corp., a blank check company which consummated its initial public offering of $253,000,000 in March 2021. Live Oak Mobility Acquisition Corp. is currently seeking to consummate an initial business combination.

Number and Terms of Office of Officers and Directors

We have seven directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one full year after our first fiscal year end following our listing on the NYSE.

The term of office of the first class of directors, consisting of Mr. Furer will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Amboian and Mr. Braham, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Ms. Tarbox and Mr. Hendrix, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman or Co-Chairmen of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NYSE rules require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of our board of directors. Messrs. Furer, Amboian and Braham serve as members of our audit committee, and Mr. Amboian chairs the audit committee.

Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Furer, Amboian and Braham meet the independent director standard under NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Amboian qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of our board of directors. Messrs. Furer, Amboian and Braham serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Furer, Amboian and Braham are independent and Mr. Furer chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Other than the payment to an affiliate of our sponsor of $15,000 per month for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Messrs. Furer, Braham and Amboian. Mr. Braham serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee is to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics is available on our website. Any amendments to or waivers of certain provisions of our Code of Ethics will be disclosed in a current report on Form 8-K.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

Item 11. Executive Compensation.

None of our officers has received any cash compensation for services rendered to us. Other than the payment to an affiliate of our sponsor of $15,000 per month for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our officers and directors prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March March 24,, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 31,625,000 shares of our common stock, consisting of (i) 25,300,000 shares of our Class A common stock, and (ii) 6,325,000 shares of our Class B common stock, issued and outstanding as of March 24, 2021. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this annual report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
Live Oak Sponsor Partners II, LLC(3)(4)	6,325,000	20.0%
John P. Amboian	—	—
Richard J. Hendrix	6,325,000	20.0%
Gary K. Wunderlich, Jr	6,325,000	20.0%
Adam Fishman	—	—
Andrea Tarbox	—	—
Jon Furer	—	—
Tor Braham	—	—
All executive officers and directors as a group (seven individuals)	6,325,000	20.0%
Adage Capital Partners, L.P.(5)	1,980,000	7.8%
Atalaya Capital Management LP (6)	1,650,000	6.5%
Millennium Management LLC (7)	1,546,482	6.1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Live Oak Acquisition Corp. II, 4921 William Arnold Road, Memphis, TN 38117.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.
(3)	Our sponsor is the record holder of such shares. Each of Messrs. Hendrix and Wunderlich are the managing members of our sponsor, and as such, each have voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each of our officers and directors hold a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	Certain investment funds and accounts managed by Atalaya Capital Management LP are passive limited members in our sponsor.
(5)	Shares are held of record by Adage Capital Partners, L.P. (“ACP”) Adage Capital Partners GP, L.L.C. (“ACPGP”) is general partner of ACP. Adage Capital Advisors, L.L.C. (“ACA”) is managing member of ACPGP. Robert Atchinson and Phillip Gross are managing members of ACA. The business address of each of the entities and individuals referenced in this footnote is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.
(6)	Atalaya Capital Management LP (“ACM”) serves as sub-advisor to Corbin ERISA Opportunity Fund, Ltd. (“Corbin”) and Corbin Opportunity Fund, L.P. (“COF”), and in such capacity, exercises discretionary investment authority over the shares underlying units held directly by Corbin and COF. ACM may be deemed the beneficial owner of 1,650,000 shares underlying units, which amount includes the (i) 953,333 shares underlying units beneficially owned by Corbin and (ii) 476,667 shares underlying units beneficially owned by COF. Each of Corbin Capital Partners Group, LLC (“CCPG”) and Corbin Capital Partners, L.P. (“CCP”) may be deemed the beneficial owner of 1,430,000 shares underlying units. Corbin, CCPG and CCP disclaim beneficial ownership over the shares held directly by ACM. ACM’s business address is One Rockefeller Plaza, 32nd Floor, New York, NY 10020. The business address of each of the other entities referenced in this footnote is 590 Madison Avenue, 31st Floor, New York, NY 10022.

(7)	Integrated Core Strategies (US) LLC (“Integrated Core Strategies”) beneficially owns 946,482 shares of Class A common stock as a result of holding 946,482 of the Company’s units. Riverview Group, LLC (“Riverview”) beneficially owns 375,000 shares of Class A common stock as a result of holding 375,000 of the Company’s units. ICS Opportunities, Ltd. (“ICS Opportunities”), beneficially owns 225,000 shares of the Company’s Class A common stock as a result of holding 225,000 of the Company’s units, which together with the shares of the Company’s Class A common stock beneficially owned by Integrated Core Strategies and Riverview represent 1,546,482 shares of the Company’s Class A common stock. Millennium International Management LP (“Millennium International Management”) is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Management LLC (“Millennium Management”) is the general partner of the managing member of Integrated Core Strategies and Riverview and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Group Management LLC (“Millennium Group Management”) is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. The managing member of Millennium Group Management is a trust of which Israel A. Englander currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Riverview and ICS Opportunities. The foregoing should not be construed in and of itself as an admission by Millennium International Management, Millennium Management, Millennium Group Management or Mr. Englander as to beneficial ownership of the securities owned by Integrated Core Strategies, Riverview or ICS Opportunities, as the case may be. The business address of each of the entities referenced in this footnote and of Mr. Englander is 666 Fifth Avenue, New York, NY 10103.

Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Changes in Control

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In August 2020, our sponsor purchased 5,750,000 founder shares. In December 2020, we effected a stock dividend for 0.1 shares for each share of Class B common stock outstanding, resulting in our sponsor holding an aggregate of 6,325,000 founder shares. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased an aggregate of 4,666,667 private placement warrants for a purchase price of $1.50 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering. As such, our sponsor’s interest in this transaction is valued at $7,000,000. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Commencing on December 2, 2020, we agreed to pay Live Oak Merchant Partners, an affiliate of our sponsor, a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our anchor investor purchased an aggregate of $16,500,000 of units sold in our initial public offering. In the event that such anchor votes its shares in favor of our initial business combination, it is possible that no votes from other public stockholders would be required to approve our initial business combination, depending on the number of shares that are present at the meeting to approve such transaction. As a result of the founder shares and private placement warrants that our anchor investor may hold (directly or indirectly), it may have different interests with respect to a vote on an initial business combination than other public stockholders.

Our anchor investor will have the same rights to the funds held in the trust account with respect to the common stock underlying the units it may purchase in our initial public offering as the rights afforded to our public stockholders.

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to an aggregate of $300,000 to be used for a portion of the expenses of our initial public offering. As of December 7, 2020 (the date on which our initial public offering closed), we had borrowed $240,000 under such promissory note. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2021 or the closing of our initial public offering. The loan was repaid upon the closing of our initial public offering out of the $750,000 of offering proceeds that was allocated to the payment of offering expenses (other than underwriting commissions) not held in the trust account. The value of our sponsor’s interest in this transaction corresponds to the principal amount outstanding under any such loan.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such proxy solicitation materials or tender offer documents, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Policy for Approval of Related Party Transactions

Our audit committee shall review and, if appropriate, approve or ratify any related person transactions and other significant conflicts of interest. A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) $120,000 in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Amboian, Braham, and Furer are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Year Ended December 31, 2020
Audit Fees	$73,130
Audit Related Fees	$-
Tax Fees	$-
All Other Fees	$-
Total	$73,130

We were formed in August 2020, and therefore did not incur any such fees in 2019.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for tax planning services and tax advice for the period from August 12, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Withum for other services for the period from August 12, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedules

All financial statements schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this annual report.

(3)	Exhibits
We hereby file as part of this annual report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated December 2, 20202, by and among the Company, Jeffries LLC and BofA Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2020).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2020).
3.2	By Laws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249854) filed with the Commission on November 4, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249854) filed with the Commission on November 18, 2020).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249854) filed with the Commission on November 18, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249854) filed with the Commission on November 18, 2020).
4.4	Warrant Agreement dated December 2, 2020 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 8, 2020).
4.5*	Description of Registered Securities.
10.1	Letter Agreement dated December 2, 2020 by and among the Registrant and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 8, 2020).
10.2	Promissory Note, dated August 12, 2020, issued to the Sponsor (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249854) filed with the Commission on November 4, 2020).
10.3	Investment Management Trust Agreement dated December 2, 2020 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 8, 2020).
10.4	Registration Rights Agreement dated December 2, 2020 by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 8, 2020).
10.5	Securities Subscription Agreement, dated August 12, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249854) filed with the Commission on November 4, 2020).
10.6	Private Placement Warrant Purchase Agreement dated December 2, 2020 between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 8, 2020).
10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249854) filed with the Commission on November 18, 2020).
10.9	Administrative Support Agreement dated December 2, 2020 by and between the Registrant and Live Oak Merchant Partners LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 8, 2020).
31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Document.

*	Filed herewith.
**	Furnished herewith.

LIVE OAK ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Live Oak Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Live Oak Acquisition Corp. II. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 24, 2021

LIVE OAK ACQUISITION CORP. II
BALANCE SHEET
DECEMBER 31, 2020

ASSETS
Current assets
Cash	$1,896,170
Prepaid expenses	113,867
Total Current Assets	2,010,037

Cash and marketable securities held in Trust Account	253,018,241
Total Assets	$255,028,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accrued expenses	$90,471
Accrued offering costs	27,981
Total Current Liabilities	118,452

Deferred underwriting fee payable	8,067,500
Total Liabilities	8,185,952

Commitments and contingencies

Class A common stock subject to possible redemption, 24,184,232 shares at $10.00 per share redemption value	241,842,320

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,115,768 shares issued and outstanding (excluding 24,184,232 shares subject to possible redemption)	112
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,325,000 shares issued and outstanding	633
Additional paid-in capital	5,117,598
Accumulated deficit	(118,337)
Total Stockholders’ Equity	5,000,006
Total Liabilities and Stockholders’ Equity	$255,028,278

The accompanying notes are an integral part of the financial statements.

LIVE OAK ACQUISITION II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$137,268
Loss from operations	(137,268)

Other income:
Interest income - bank	690
Interest earned on investments held in Trust Account	18,241
Other income	18,931

Net loss	$(118,337)

Weighted average shares outstanding of Class A redeemable common stock	25,300,000
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	5,645,246
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.02)

The accompanying notes are an integral part of the financial statements.

LIVE OAK ACQUISITION II

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 12, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,325,000	633	24,367	—	25,000

Sale of 25,300,000 Units, net of underwriting discounts	25,300,000	2,530	—	—	239,933,133	—	239,935,663

Sale of 4,666,667 Private Placement Units	—	—	—	—	7,000,000	—	7,000,000

Class A common stock subject to possible redemption	(24,184,232)	(2,418)	—	—	(241,839,902)	—	(241,842,320)

Net loss	—	—	—	—	—	(118,337)	(118,337)

Balance – December 31, 2020	1,115,768	$112	6,325,000	$633	$5,117,598	$(118,337)	$5,000,006

The accompanying notes are an integral part of the financial statements.

LIVE OAK ACQUISITION II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(118,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(18,241)
Changes in operating assets and liabilities:
Prepaid expenses	(113,867)
Accrued expenses	90,471
Net cash used in operating activities	(159,974)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	248,390,000
Proceeds from sale of Private Placement Warrants	7,000,000
Proceeds from promissory note – related party	240,000
Repayment of promissory note – related party	(240,000)
Payment of offering costs	(358,856)
Net cash provided by financing activities	255,056,144

Net Change in Cash	1,896,170
Cash – Beginning of period	—
Cash – End of period	$1,896,170

Non-Cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$241,959,340
Change in value of Class A common stock subject to possible redemption	$(117,020)
Deferred underwriting fee payable	$8,067,500
Offering costs included in accrued offering costs	$27,981

The accompanying notes are an integral part of the financial statements.

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Live Oak Acquisition Corp. II (the “Company”) was incorporated in Delaware on August 12, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 12, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 2, 2020. On December 7, 2020 the Company consummated the Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which included the full exercise by the underwriter of its over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Live Oak Sponsor Partners II, LLC (the “Sponsor”), generating gross proceeds of $7,000,000, which is described in Note 4.

Transaction costs amounted to $13,064,337, consisting of $4,610,000 in cash underwriting fees, $8,067,500 of deferred underwriting fees and $386,837 of other offering costs.

Following the closing of the Initial Public Offering on December 7, 2020, an amount of $253,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed for working capital purposes, if permitted, and excluding deferred underwriting commissions). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination by December 7, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 24,184,232 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $13,064,337 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 13,100,000 shares of Class A common stock in the aggregate.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From August 12, 2020 (inception) Through December 31,
2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$18,931
Income and Franchise Tax	(18,931)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	25,300,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(118,337)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(118,337)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,645,246
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.02)

Note: As of December 31, 2020, basic and diluted common shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,300,000 Units, which included a full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant or an aggregate of $7,000,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5 — RELATED PARTIES

Founder Shares

On September 1, 2020, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of Class B common stock for an aggregate price of $25,000. In December 2020, the Company effected a stock dividend of 0.1 shares for each share of Class B common stock outstanding, resulting in an aggregate of 6,325,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 825,000 Class B shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment at the Initial Public Offering, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the reported closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Support Agreement

The Company entered into an agreement, commencing on December 7, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support services. For the period from August 12, 2020 (inception) through December 31, 2020, the Company incurred and paid $15,000 in fees for these services.

Promissory Note — Related Party

On August 12, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $240,000 was repaid at the closing of the Initial Public Offering on December 7, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, there was no outstanding balance under the working capital loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on December 3, 2020, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will have registration rights to require the Company to register a sale of any securities held by them. These holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,067,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The underwriters agreed that they will not receive any underwriting discounts or commissions on up to 10% of the Units sold in the Initial Public Offering that may be purchased by certain investors identified by the Sponsor. As a result, the underwriters did not receive $450,000 of the 2% upfront underwriting discount and $787,500 of the 3.5% deferred underwriting discount, in each case attributable to Units sold to certain investors identified by the Sponsor.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 1,115,768 of Class A common stock issued and outstanding, excluding 24,184,232 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 6,325,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one for one basis.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement registering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination or within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act; provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;

●	if, and only if, the closing price of the Class A common stock equals or exceeds $10.00 per public share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending three trading days before the Company sends notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. INCOME TAX

The Company’s net deferred tax asset is summarized as follows as of December 31, 2020:

Deferred tax asset
Net operating loss carryforward	$12,330
Organizational costs/startup expenses	12,520
Total deferred tax asset	24,850
Valuation allowance	(24,850)
Deferred tax asset, net	$—

The income tax provision consists of the following for the period August 12, 2020 (inception) through December 31, 2020:

Federal
Current	$—
Deferred	(24,850)

State
Current	$—
Deferred	—
Change in valuation allowance	24,850
Income tax provision	$—

As of December 31, 2020, the Company had $58,714 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax asset, management considers whether it is more likely than not that some portion of all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from August 12, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $24,850.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the period August 12, 2020 (inception) through December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(21.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2020, assets held in the Trust Account were comprised of $923 in cash and $253,017,318 in U.S. Treasury securities. During the period from August 12, 2020 (inception) through December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 5/11/2021)	1	$253,017,318	$(15,710)	$253,001,608

Transfers between fair value levels are recorded at the end of reporting period. There were no transfers between levels 1, 2 and 3 during the period from August 12, 2020 (inception) through December 31, 2020.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE OAK ACQUISITION CORP. II

Dated: March 25, 2021	By:	/s/ Richard J. Hendrix
Richard J. Hendrix
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Hendrix	Chief Executive Officer and Director	March 25, 2021
Richard J. Hendrix	(Principal Executive Officer)

/s/ Andrea K. Tarbox	Chief Financial Officer and Directors	March 25, 2021
Andrea K. Tarbox	(Principal Financial Officer and Principal Accounting Officer)

/s/ John P. Amboian	Chairman of the Board	March 25, 2021
John P. Amboian

/s/ Jon Furer	Director	March 25, 2021
Jon Furer

/s/ Tor Braham	Director	March 25, 2021
Tor Braham