Form 10-K/A
period 2020-12-31
Live Oak Acquisition Corp II
filed 2021-05-24
CIK 1821769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2020

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Live Oak Acquisition Corp. II, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K amends the Annual Report on Form 10-K of Live Oak Acquisition Corp. II as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 7, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 20, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements as of December 31, 2020 and for the period from August 12, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on December 2, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed balance sheet, dated December 7, 2020, on Form 8-K. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our initial proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our sponsor contributed $25,000, or approximately $0.004 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares a t that time.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers or their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a proposed business combination and reduce the public “float” of our securities.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our public and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from August 12, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. In addition, we are allocating offering costs to the Warrants which are expensed instead of being recorded as a reduction of equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

For the period from August 12, 2020 (inception) through December 31, 2020, we had a net loss of 3,719,296, which consists of a $3,013,001 loss from changes in fair value of derivative warrant liabilities and $587,958 of transaction costs allocated to the warrants, operating costs of $137,268, offset by interest income from operating bank account of $690 and interest income on marketable securities held in the Trust Account of $18,241.

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

For the period from August 12, 2020 (inception) through December 31, 2020, cash used in operating activities was $159,974. Net loss of $3,719,296 was affected by a $3,013,001 loss from changes in fair value of derivative warrant liabilities, $587,958 of transaction costs allocated to the warrants, interest earned on investments held in the Trust Account of $18,241 and changes in operating assets and liabilities, which used $23,396 of cash from operating activities.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 8,433,333 common stock warrants to investors in our Initial Public Offering and issued 4,666,667 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were measured at fair value using a binomial/lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. We measured the Private Placement Warrants at fair value using a Block-Scholes Option Pricing Model. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

Reference is made to pages F-1 through F-23 comprising a portion of this annual report.

Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9a. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 7, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the period ended December 31, 2020.

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

Period Ended December 31, 2020
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

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated December 2, 20202, by and among the Company, Jeffries LLC and BofA Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2020).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 7, 2020).
3.2	By Laws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249854) filed with the Commission on November 4, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249854) filed with the Commission on November 18, 2020).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249854) filed with the Commission on November 18, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249854) filed with the Commission on November 18, 2020).
4.4	Warrant Agreement dated December 2, 2020 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 8, 2020).
4.5*	Description of Registered Securities.
10.1	Letter Agreement dated December 2, 2020 by and among the Registrant and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 8, 2020).
10.2	Promissory Note, dated August 12, 2020, issued to the Sponsor (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249854) filed with the Commission on November 4, 2020).
10.3	Investment Management Trust Agreement dated December 2, 2020 by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 8, 2020).
10.4	Registration Rights Agreement dated December 2, 2020 by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 8, 2020).
10.5	Securities Subscription Agreement, dated August 12, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249854) filed with the Commission on November 4, 2020).
10.6	Private Placement Warrant Purchase Agreement dated December 2, 2020 between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 8, 2020).
10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249854) filed with the Commission on November 18, 2020).
10.9	Administrative Support Agreement dated December 2, 2020 by and between the Registrant and Live Oak Merchant Partners LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 8, 2020).
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Document.

*	Incorporated by reference to the Original Filing, filed with the SEC on March 25, 2021.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 24, 2021

LIVE OAK ACQUISITION CORP. II
BALANCE SHEET
DECEMBER 31, 2020

(As Restated)

ASSETS
Current assets
Cash	$1,896,170
Prepaid expenses	113,867
Total Current Assets	2,010,037

Cash and marketable securities held in Trust Account	253,018,241
Total Assets	$255,028,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accrued expenses	$90,471
Accrued offering costs	27,981
Total Current Liabilities	118,452

Derivative warrant liabilities	20,436,001
Deferred underwriting fee payable	8,067,500
Total Liabilities	28,621,953

Commitments and contingencies

Class A common stock subject to possible redemption, 22,140,632 shares at $10.00 per share redemption value	221,406,320

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,159,368 shares issued and outstanding (excluding 22,140,632 shares subject to possible redemption)	316
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,325,000 shares issued and outstanding	633
Additional paid-in capital	8,718,352
Accumulated deficit	(3,719,296)
Total Stockholders’ Equity	5,000,005
Total Liabilities and Stockholders’ Equity	$255,028,278

The accompanying notes are an integral part of the financial statements.

LIVE OAK ACQUISITION II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

General and administrative expenses	$137,268
Loss from operations	(137,268)

Other income (expense):
Change in the fair value of derivative warrant liabilities	(3,013,001)
Transaction costs allocated to derivative warrant liabilities	(587,958)
Interest income - bank	690
Interest earned on investments held in Trust Account	18,241
Other expense, net	(3,582,028)

Net loss	$(3,719,296)

Weighted average shares outstanding of Class A redeemable common stock	25,300,000
Basic and diluted net income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	5,645,246
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.66)

The accompanying notes are an integral part of the financial statements.

LIVE OAK ACQUISITION II

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 12, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,325,000	633	24,367	—	25,000

Sale of 25,300,000 Units, net of underwriting discounts, offering costs and allocation of fair value of public warrants	25,300,000	2,530	—	—	229,304,758	—	229,307,288

Excess of proceeds received over fair value of private placement warrants	—	—	—	—	793,333	—	793,333

Class A common stock subject to possible redemption	(22,140,632)	(2,214)	—	—	(221,404,106)	—	(221,406,320)

Net loss	—	—	—	—	—	(3,719,296)	(3,719,296)

Balance – December 31, 2020	3,159,368	$316	6,325,000	$633	$8,718,352	$(3,719,296)	$5,000,005

The accompanying notes are an integral part of the financial statements.

LIVE OAK ACQUISITION II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(3,719,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	3,013,001
Transaction costs allocated to derivative warrant liabilities	587,958
Interest earned on investments held in Trust Account	(18,241)
Changes in operating assets and liabilities:
Prepaid expenses	(113,867)
Accrued expenses	90,471
Net cash used in operating activities	(159,974)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	248,390,000
Proceeds from sale of Private Placement Warrants	7,000,000
Proceeds from promissory note – related party	240,000
Repayment of promissory note – related party	(240,000)
Payment of offering costs	(358,856)
Net cash provided by financing activities	255,056,144

Net Change in Cash	1,896,170
Cash – Beginning of period	—
Cash – End of period	$1,896,170

Non-Cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$224,536,340
Change in value of Class A common stock subject to possible redemption	$(3,130,020)
Deferred underwriting fee payable	$8,067,500
Offering costs included in accrued offering costs	$27,981

The accompanying notes are an integral part of the financial statements.

LIVE OAK ACQUISITION II

NOTES TO FINANCIAL STATEMENTS

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

The registration statement for the Company’s Initial Public Offering was declared effective on December 2, 2020. On December 7, 2020 the Company consummated the Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which included the full exercise by the underwriter of its over-allotment option in the amount of 3,300,000 Units, at $10.00 per Unit, generating gross proceeds of $253,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Live Oak Sponsor Partners II, LLC (the “Sponsor”), generating gross proceeds of $7,000,000, which is described in Note 5.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2. Restatement of Previously Issued Financial Statements

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. In addition, the Company allocated offering costs to the Warrants and, thus, expensed those costs as of September 9, 2020.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

Impact of the Restatement

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Derivative warrant liabilities	—	20,436,001	20,436,001
Total Liabilities	8,185,952	20,436,001	28,621,953
Class A common stock subject to possible redemption	241,842,320	(20,436,001)	221,406,320
Class A common stock	112	204	316
Additional paid-in-capital	5,117,598	3,600,754	8,718,352
Accumulated deficit	(118,337)	(3,600,959)	(3,719,296)
Total stockholders’ equity	5,000,006	(1)	5,000,005

	Period From August 2, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Operations
Change in fair value of derivative warrant liabilities	—	(3,013,001)	(3,013,001)
Transaction costs allocated to derivative warrant liabilities	—	(587,958)	(587,958)
Net loss	(118,337)	(3,600,959)	(3,719,296)

Weighted-average shares outstanding of Class A common stock	25,300,000	—	25,300,000
Basic and Diluted income per share, Class A common stock	$0.00	—	$0.00
Weighted-average shares outstanding of Class B common stock	5,645,246	—	5,645,246
Basic and Diluted net loss per share, Class B non-redeemable common stock	$(0.02)	$(0.64)	$(0.66)

	Period From August 12, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Cash Flows
Net loss	$(118,337)	$(3,600,959)	$(3,719,296)
Change in value of derivative warrant liabilities	$—	$3,013,001	$3,013,001
Financing Costs - derivative warrant liabilities	$—	$587,958	$587,958
Initial value of Class A common stock subject to possible redemption	$241,959,340	$(17,423,000)	$224,536,340
Change in value of Class A common stock subject to possible redemption	$(117,020)	$(3,013,000)	$(3,130,020)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 22,140,632 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Total offering costs amounted to $13,064,337, of which $12,476,379 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $587,958 were expensed to the statement of operations. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, and presented as non-operating expenses in the statement of operations.

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

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs allocated to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred.

The 8,433,333 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 4,666,667 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were measured at fair value using a binomial/lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. We measured the Private Placement Warrants at fair value using a Block-Scholes Option Pricing Model. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From August 12, 2020 (inception) Through December 31,
2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$18,241
Income and Franchise Tax	(18,241)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	25,300,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(3,719,296)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(3,719,296)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,645,246
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.66)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,300,000 Units, which included a full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,666,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant or an aggregate of $7,000,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6 — RELATED PARTIES

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — STOCKHOLDERS’ EQUITY

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

NOTE 9 — DERIVATIVE WARRANT LIABILITIES

As of December 31, 2020, the Company had 8,433,333 and 4,666,667 Public Warrants and Private Warrants outstanding, respectively.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the period August 12, 2020 (inception) through December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(17.0)%
Transaction costs allocated to derivative warrant liabilities	(3.3)%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(0.7)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the gross holding gains and fair value of held-to-maturity securities at December 31, 2020:

Held-To-Maturity	Amortized Cost	Gross Holding Loss	Fair Value
U.S. Treasury Securities (Mature on 5/11/2021)	$253,017,318	$(15,710)	$253,001,608

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

		December 31,
	Level	2020
Assets:
Cash and marketable securities held in Trust Account	1	$253,001,608

Liabilities:
Warrant Liabilities – Public Warrants	3	$13,156,000
Warrant Liabilities – Private Placement Warrants	3	$7,280,001

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at issuance and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The fair value of the Public Warrants issued in connection with the Public Offering were measured at fair value using a binomial/lattice model that assumes optimal exercise of the Company’s redemption option, including the make whole table, at the earliest possible date. We measured the Private Placement Warrants at fair value using a Block-Scholes Option Pricing Model. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units will be classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates for both the Public and Private Placement Warrants on December 7, 2020 and December 31, 2020:

	December 7, 2020	December 31, 2020
Stock Price	$9.77	$10.33
Exercise Price	$11.50	$11.50
Volatility	25%	25%
Expected life of the options to convert (in years)	5.5	5.5
Risk-free rate	0.5%	0.4%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from August 12, 2020 (inception) through December 31, 2020 is summarized as follows:

	Private Placement	Public	Warrant Liabilities
Fair value as of August 12, 2020 (inception)	$—	$—	$—
Initial measurement on December 7, 2020 (including over-allotment)	6,206,667	11,216,333	17,423,000
Change in fair value	1,073,334	1,939,667	3,013,001
Fair value as of December 31, 2020	$7,280,001	$13,156,000	$20,436,001

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described herein, including in Note 2 (Restatement), the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Proposed Business Combination

Business Combination Agreement

On May 6, 2021, Live Oak Acquisition Corp. II, a Delaware corporation (“LOKB”), Live Oak Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of LOKB (“Merger Sub”), and Navitas Semiconductor Limited, a private company limited by shares organized under the Laws of Ireland (“Navitas Ireland”) with a dual existence as a domesticated limited liability company in the State of Delaware as Navitas Semiconductor Ireland, LLC, a Delaware limited liability company (“Navitas Delaware” and, together with Navitas Ireland, the “Company”), entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”), pursuant to which, among other things, LOKB will be obligated to commence a tender offer for the entire issued share capital of Navitas Ireland other than certain Navitas Ireland Restricted Shares (as defined below) (the “Tender Offer”), and Merger Sub will merge with and into Navitas Delaware (the “Merger” and together with the other transactions related thereto, the “Proposed Transactions”), with Navitas Delaware surviving the Merger as a wholly owned subsidiary of LOKB, and as a result of the Tender Offer and the Merger, the Company will be a wholly owned direct subsidiary of LOKB. The parties expect the Proposed Transactions to be completed in the third calendar quarter of 2021, subject to, among other things, the approval of the Proposed Transactions by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions.

Shareholder Support Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Company and certain shareholders of the Company entered into a Shareholder Tender and Support Agreement (the “Support Agreement”), pursuant to which, among other things, certain shareholders of the Company holding at least 80% of each class of the issued and allotted Navitas Ireland shares and as holders of a number of issued and outstanding Navitas Delaware shares sufficient to constitute more than 50% percent of the interest in the profits of Navitas Delaware, (a) irrevocably agree to accept the offer in respect of their Navitas Ireland shares made pursuant to the Tender Offer and (b) irrevocably agree to vote their Navitas Delaware shares in favor of the Business Combination Agreement, the Merger and the other Proposed Transactions. The Support Agreement will terminate upon the earlier to occur of: (i) the termination of the Business Combination Agreement in accordance with its terms and (ii) the occurrence of both the acceptance time of the Tender Offer and the Effective Time of the Merger.

Amended and Restated Registration Rights Agreement

In connection with the Merger closing (the “Closing”), that certain Registration Rights Agreement dated December 2, 2020 (the “IPO Registration Rights Agreement”) will be amended and restated and LOKB, certain persons and entities holding securities of LOKB prior to the Closing (the “Initial Holders”) and certain persons and entities receiving LOKB Class A Common Stock or instruments exercisable for LOKB Class A Common Stock in connection with the Proposed Transactions (the “New Holders” and together with the Initial Holders, the “Reg Rights Holders”) will enter into the amended and restated registration rights agreement attached as Exhibit B to the Business Combination Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, LOKB will agree that, within 30 calendar days after the Closing, LOKB will file with the SEC (at LOKB’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Initial Holders and the New Holders (the “Shelf Registration”), and LOKB will use its commercially reasonable efforts to have the Shelf Registration become effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the Reg Rights Holders can demand up to three underwritten offerings and will be entitled to customary piggyback registration rights.

Lock-Up Agreements

Concurrently with the Company entering into the Business Combination Agreement, certain stockholders of the Company, whose ownership interests represent approximately 75% of the outstanding Company Common Shares (voting on an as-converted basis) in the aggregate, have agreed, subject to certain customary exceptions, not to effect any (a) direct or indirect sale, assignment, pledge, hypothecation, grant of any option to purchase or otherwise dispose of or agreement to dispose of, or establishment of increase of a put equivalent position or liquidation with respect to or decrease of a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the Securities and Exchange Commission promulgated thereunder with respect to, any security, (b) entry into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any security, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b), in each case, for the relevant lock-up period.

With respect to significant shareholders of the Company, holding approximately 59% of the outstanding Company Common Shares (on an as-converted basis), the lock-up period is one year after the Closing, subject to early release if certain metrics are achieved. With respect to management of the Company, holding approximately 13% of the outstanding Company Common Shares (on an as-converted basis), the lock-up period is up to three years, with shares being released in three equal tranches each year, subject to early release upon the satisfaction of certain price targets set forth in the Business Combination Agreement, which price targets will be based upon the volume-weighted average closing sale price of one share of LOKB Class A Common Stock quoted on the NYSE or the exchange on which the shares of LOKB Class A Common Stock are then traded, for any twenty trading days within any thirty consecutive trading day period within the Earnout Period. With respect to certain other employees of the Company, holding approximately 3% of the outstanding Company Common Shares (on an as-converted basis), the lock-up period is six months; provided that they may transfer certain shares during the ninety days immediately following the Closing.

Sponsor Letter Amendment

In connection with the entry into of the Business Combination Agreement, on May 6, 2021, LOKB, Live Oak Sponsor Partners II, LLC, a Delaware limited liability company (the “Sponsor”), and the other parties thereto entered into an amendment (the “Sponsor Letter Amendment”) to the Letter Agreement, dated December 2, 2020 (the “Letter Agreement”) by and among LOKB, its officers and directors and the Sponsor, pursuant to which Letter Agreement, among other things, the parties thereto agreed to vote their shares of LOKB Class A Common Stock in favor of the Business Combination Agreement and the other transactions contemplated by the Business Combination Agreement and not to redeem any shares of LOKB Class A Common Stock in connection with such stockholder approval. The Sponsor Letter Amendment will, effective as of and conditioned upon the Closing, amend certain provisions of the Letter Agreement to provide for an extended lock-up period with respect to certain shares of LOKB Class A Common Stock held by the Sponsor and to subject 20% of the Sponsor’s shares of LOKB Class A Common Stock to potential forfeiture in the event the threshold triggers for the earnout are not met.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, on May 6, 2021, LOKB entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and LOKB agreed to sell to the Subscribers, an aggregate of 14,500,000 shares of LOKB Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $145,000,000, in a private placement (the “PIPE”).

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements will take place substantially concurrently with the Closing and is contingent upon, among other customary closing conditions, the subsequent consummation of the Proposed Transactions. The purpose of the PIPE is to raise additional capital for use by the combined company following the Closing.

Pursuant to the Subscription Agreements, LOKB agreed that, within 30 calendar days after the consummation of the Proposed Transactions, LOKB will file with the SEC (at LOKB’s sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”), and LOKB will use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE OAK ACQUISITION CORP. II

Dated: May 24, 2021	By:	/s/ Richard J. Hendrix
Richard J. Hendrix
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Hendrix	Chief Executive Officer and Director	May 24, 2021
Richard J. Hendrix	(Principal Executive Officer)

/s/ Andrea K. Tarbox	Chief Financial Officer and Directors	May 24, 2021
Andrea K. Tarbox	(Principal Financial Officer and Principal Accounting Officer)

/s/ John P. Amboian	Chairman of the Board	May 24, 2021
John P. Amboian

/s/ Jon Furer	Director	May 24, 2021
Jon Furer

/s/ Tor Braham	Director	May 24, 2021
Tor Braham