Form 10-Q
period 2021-06-30
Live Oak Acquisition Corp II
filed 2021-08-13
CIK 1821769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, 25,300,000 shares of Class A common stock, par value $0.0001 per share, of the registrant issued and outstanding.

As of August 12, 2021, there were 6,325,000 Class B common shares, par value $0.0001 per share, of the registrant issued and outstanding.

LIVE OAK ACQUISITION CORP. II

Form 10-Q

For the Quarterly Period Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

LIVE OAK ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$163,168	$1,896,170
Prepaid expenses	256,814	113,867

Total current assets	419,982	2,010,037

Investments held in Trust Account	253,078,907	253,018,241
Total Assets	$253,498,889	$255,028,278

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued expenses	$134,855	$90,471
Accrued offering costs	—	27,981
Total current liabilities	134,855	118,452
Deferred underwriting fee payable	8,067,500	8,067,500
Derivative warrant liabilities	29,475,001	20,436,001
Total liabilities	37,677,356	28,621,953

Commitments and Contingencies
Class A common stock subject to possible redemption, 21,082,153 and 22,140,632 shares at $10.00 per share redemption value as of June 30, 2021 and December 31, 2020, respectively	210,821,530	221,406,320

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,217,847 and 3,159,368 shares issued and outstanding (excluding 21,082,153 and 22,140,632 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	422	316
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,325,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	633	633
Additional paid-in capital	19,303,036	8,718,352
Accumulated deficit	(14,304,088)	(3,719,296)
Total Stockholders’ Equity	5,000,003	5,000,005
Total Liabilities and Stockholders’ Equity	$253,498,889	$255,028,278

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

General and administrative expenses	$1,330,017	$1,610,175
Loss from operations	(1,330,017)	(1,610,175)

Other income (expense):
Change in fair value of derivative warrant liabilities	(10,742,000)	(9,039,000)
Interest - bank	812	3,717
Interest earned on investments held in Trust Account	23,198	60,666
Total other income (expense), net	(10,717,990)	(8,974,617)

Net loss	$(12,048,007)	$(10,584,792)

Weighted average shares outstanding of Class A redeemable common stock	25,300,000	25,300,000

Basic and diluted income per share of Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	6,325,000	6,325,000

Basic and diluted net income per share, Class B non-redeemable common stock	$(1.90)	$(1.67)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months and Six Months Ended June 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2021	3,159,368	$316	6,325,000	$633	$8,718,352	$(3,719,296)	$5,000,005

Change in value of Class A common stock subject to possible redemption	(146,322)	(15)	—	—	(1,463,202)	—	(1,463,217)

Net income	—	—	—	—	—	1,463,215	1,463,215

Balance – March 31, 2021	3,013,046	301	6,325,000	633	7,255,150	(2,256,081)	5,000,003

Change in value of Class A common stock subject to possible redemption	1,204,801	121	—	—	12,047,886	—	12,048,007

Net loss	—	—	—	—	—	(12,048,007)	(12,048,007)

Balance – June 30, 2021	4,217,847	$422	6,325,000	$633	$19,303,036	$(14,304,088)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(10,584,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of derivative liabilities	9,039,000
Interest earned on investments held in Trust Account	(60,666)
Changes in operating assets and liabilities:
Prepaid expenses	(142,947)
Accrued expenses	44,213
Net cash used in operating activities	(1,705,192)
Cash Flows from Financing Activities:
Payment of offering costs	(27,810)
Net cash used in financing activities	(27,810)
Net Change in Cash	(1,733,002)
Cash – Beginning of period	1,896,170
Cash – End of period	$163,168
Non-Cash financing activities:
Change in value of Class A common stock subject to possible redemption	$(10,584,790)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 12, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

LIVE OAK ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders will not be entitled to redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

LIVE OAK ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $163,168 in cash and cash equivalents and working capital of $245,127 (not taking into account tax obligations of approximately $60,000 that may be paid using investment income earned in Trust Account).

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

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-KA filed by the Company with the SEC on May 24, 2021.

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

LIVE OAK ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

LIVE OAK ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs allocated to the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

The 8,433,333 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 4,666,667 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Public Offering has been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Public Warrants and the Private Placement Warrants as of each relevant date. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Shares Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as a liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, respectively, 21,082,153 and 22,140,632 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the condensed balance sheets.

Net Income Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of Warrants sold in the Initial Public Offering and private placement to purchase 13,100,000 shares of Class A common stock in the calculation of diluted income per share, since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such Warrants under the treasury stock method would be anti-dilutive.

The Company’s statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

LIVE OAK ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June, 30	Six Months Ended June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$23,198	$60,666
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(23,198)	(60,666)
Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	25,300,000	25,300,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(12,048,007)	$(10,584,792)
Less: Redeemable Net Earnings	—	—
Non-Redeemable Net (Loss) Income	$(12,048,007)	$(10,584,792)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted (1)	6,325,000	6,325,000
Earnings/Basic and Diluted Non-Redeemable Class B Common Stock	$(1.90)	$(1.67)

(1)	For the three and six months ended June 30, 2021, basic and diluted shares were the same as there are no non-redeemable securities that are dilutive to the stockholders.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of June 30, 2021 and December 31, 2020 the Company had no borrowings under the Working Capital Loans.

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

LIVE OAK ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. For the three months and six months ended June 30, 2021, the Company incurred and paid approximately $45,000 and $90,000 in administrative expense which is included in general and administrative expenses on the unaudited condensed statements of operations.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and/or results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

LIVE OAK ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

LIVE OAK ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6 — Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, respectively, there were 4,217,847 and 3,159,368 shares of Class A common stock issued or outstanding, including 21,082,153 and 22,140,632 shares subject to possible redemption.

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. In December 2020, the Company effected a stock dividend for 0.1 shares for each share of Class B common stock outstanding, resulting in an aggregate of 6,325,000 Founder Shares outstanding. The Initial Stockholders agreed to forfeit up to 825,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full; thus, these 825,000 Founder Shares were no longer subject to forfeiture. As of June 30, 2021 and December 31, 2020, there were 6,325,000 shares of Class B common stock issued and outstanding, respectively.

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

LIVE OAK ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Warrants

As of June 30, 2021 and December 31, 2020, the Company had 8,433,333 Public Warrants and the 4,666,667 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant-holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the private placement warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price (the “closing price”) of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant-holders.

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

LIVE OAK ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock;

●	if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends notice of redemption to the warrant-holders; and

●	if the closing price of Class A common stock for any 20 trading days within a 30-trading day period ending three trading days before the Company sends notice of redemption to the warrant-holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		December 31,
Description	Level	2020
Assets:
Investments held in Trust Account	1	$253,018,241
Liabilities:
Warrant Liability – Public Warrants	3	$13,156,000
Warrant Liability – Private Placement Warrants	3	$7,280,001

		June 30,
Description	Level	2021
Assets:
Investments held in Trust Account	1	$253,078,907
Liabilities:
Warrant Liability – Public Warrants	1	$18,974,999
Warrant Liability – Private Placement Warrants	2	$10,500,001

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

LIVE OAK ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding the fair value hierarchy of the valuation inputs at their measurement dates:

December 31, 2020
Exercise price	$11.50
Stock price	$10.33
Term (in years)	5.5
Volatility	25%
Risk-free interest rate	0.4%
Dividend yield	0.0%
Probability of completing a Business Combination	80.0%
Discount for lack of marketability	0.4%

The change in the fair value of the Level 3 derivative warrant liabilities, for the six months ended June 30, 2021 is summarized as follows:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$7,280,001	$13,156,000	$20,436,001
Change in valuation inputs or other assumptions	(606,667)	(1,096,333)	(1,703,000)
Transfer to Level 1	—	(12,059,667)	(12,059,667)
Transfer to Level 2	(6,673,334)	—	(6,673,334)

Fair value as of June 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $12,059,667. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the six months ended June 30, 2021 was $6,673,334.

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

Liquidity and Capital Resources

As of June 30, 2021, we had $163,168 in its operating bank account and working capital of $285,127.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of $12,048,007, which consisted of $10,742,000 of loss from the change in fair value of derivative warrant liabilities, $23,198 of income from investments in the Trust Account, and $812 of interest income partially offset by $1,330,017 of general and administrative expenses.

For the six months ended June 30, 2021, we had net loss of $10,584,792, which consisted of $9,039,000 of loss from the change in fair value of derivative warrant liabilities,$60,666 of income from investments in the Trust Account, and $3,717 of interest income partially offset by $1,610,175 of general and administrative expenses.

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

For the three months and six months ended June 30, 2021, the Company incurred and paid approximately $45,000 and $90,000 in administrative expense which is included in general and administrative expenses on the unaudited condensed statements of operations.

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

The 8,433,333 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 4,666,667 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Public Offering have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Private Placement Warrants has been estimated using a Black-Scholes option pricing model. .. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Public Warrants and the Private Placement Warrants as of each relevant date.

Class A Common Stock Shares Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as a liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of the our control and subject to occurrence of uncertain future events. Accordingly, 21,082,153 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the unaudited condensed balance sheets.

Net Income Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of Warrants sold in the Initial Public Offering and private placement to purchase 12,066,667 shares of Class A common stock in the calculation of diluted income per share, since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such Warrants under the treasury stock method would be anti-dilutive.

The Company’s statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Amended Annual Report on Form 10-K/A filed on May 13, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2021	LIVE OAK ACQUISITION CORP. II

	By:	/s/ Andrea K. Tarbox
	Name:	Andrea K. Tarbox
	Title:	Chief Financial Officer