Form 10-Q
period 2021-09-30
Navitas Semiconductor Corp
filed 2021-11-12
CIK 1821769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

NAVITAS SEMICONDUCTOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	001-39755	85-2560226
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

22 Fitzwilliam Square Douth, Dublin, Ireland	D02 F68
(Address Of Principal Executive Offices)	(Zip Code)

(844) 654-2642

Registrant’s telephone number, including area code

LIVE OAK ACQUISITION CORP. II

40 S. Main Street, #2550

Memphis, TN 38103

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NVTS	The Nasdaq Stock Market LLC
Warrants to receive one share of Common Stock at an exercise price of $11.50 per share	NVTSW	The Nasdaq Stock Market LLC

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

As of November 3, 2021, 117,733,507 shares of Class A common stock,  par value $0.0001 per share, of the registrant issued and outstanding.

As of November 3, 2021, there were no Class B common shares, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

On October 19, 2021 (the “Closing Date”), Navitas Semiconductor Corporation, a Delaware corporation (formerly named Live Oak Acquisition Corp. II (“LOKB”)) (the “Company”), consummated (the “Closing”) the previously announced Business Combination (as defined below) pursuant to that certain business combination agreement and plan of reorganization (the “Business Combination Agreement”), dated as of May 6, 2021, by and among LOKB, Live Oak Merger Sub Inc., a Delaware corporation and a wholly owned direct subsidiary of LOKB (“Merger Sub”), and Navitas Semiconductor Limited, a private company limited by shares organized under the laws of Ireland (“Navitas Ireland”) with a dual existence as a domesticated limited liability company in the State of Delaware as Navitas Semiconductor Ireland, LLC (“Navitas Delaware”, and together with Navitas Ireland, “Legacy Navitas”). Please see [Note 1 – Description of Business and Operations] for additional detail regarding the Business Combination transactions.

Unless stated otherwise, this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains information about LOKB before the Business Combination. References to the “Company” in this Quarterly Report refer to LOKB before the consummation of the Business Combination or Navitas Semiconductor Corporation after the Business Combination, as the context suggests.

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

Form 10-Q

For the Quarterly Period Ended September 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2021 and for the period from August 12, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three Months and Nine Months Ended September 30, 2021 and for the period from August 12, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from August 12, 2020 (inception) through September 30, 2020	4
	Unaudited Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$13,955	$1,896,170
Prepaid expenses	304,561	113,867
Total current assets	318,516	2,010,037

Investments held in Trust Account	253,082,163	253,018,241
Total Assets	$253,400,679	$255,028,278

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$297,926	$90,471
Accrued offering costs	—	27,981
Total current liabilities	297,926	118,452

Deferred underwriting fee payable	8,067,500	8,067,500
Derivative warrant liabilities	24,890,000	20,436,001
Total liabilities	33,255,426	28,621,953

Commitments and Contingencies
Class A common stock subject to possible redemption, 25,300,000 shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020	253,000,000	253,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares were issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,325,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	633	633
Additional paid-in capital	—	—
Accumulated deficit	(32,855,380)	(26,594,308)
Total Stockholders’ Deficit	(32,854,747)	(26,593,675)
Total Liabilities and Stockholders’ Deficit	$253,400,679	$255,028,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,	Nine months Ended September 30,	For the Period from August 12, 2020 (Inception) through September 30,
	2021	2021	2020

General and administrative expenses	$264,590	$1,874,765	$1,045
Loss from operations	(264,590)	(1,874,765)	(1,045)

Other income (expense):
Change in fair value of derivative warrant liabilities	4,585,001	(4,453,999)	—
Interest – bank	53	3,770	—
Interest earned on investments held in Trust Account	3,256	63,922	—
Total other income (expense), net	4,588,310	(4,386,307)	—

Net income (loss)	$4,323,720	$(6,261,072)	$(1,045)

Weighted average shares outstanding of Class A common stock	25,300,000	25,300,000	—
Basic and diluted income (loss) per share of Class A common stock	$0.14	$(0.20)	$—
Weighted average shares outstanding of Class B common stock	6,325,000	6,325,000	5,500,000
Basic and diluted net income (loss) per share, Class B common stock	$0.14	$(0.20)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	6,325,000	$633	$—	$(26,594,308)	$(26,593,675)

Net income	—	—	—	—	—	1,463,215	1,463,215
Balance – March 31, 2021 (unaudited)	—	—	6,325,000	633	—	(25,131,093)	(25,130,460)

Net loss	—	—	—	—	—	(12,048,007)	(12,048,007)
Balance – June 30, 2021 (unaudited)	—	$—	6,325,000	$633	$—	$(37,179,100)	$(37,178,467)

Net income	—	—	—	—	—	4,323,720	4,323,720
Balance – September 30, 2021 (unaudited)	—	$—	6,325,000	$633	$—	$(32,855,380)	$(32,854,747)

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 12, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,325,000	633	24,367	—	25,000

Net income	—	—	—	—	—	(1,045)	(1,045)
Balance – September 30, 2020 (unaudited)	—	$—	6,325,000	$633	$24,367	$(1,045)	$23,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months Ended September 30,	For the Period from August 12, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(6,261,072)	$(1,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	4,453,999	—
Interest earned on investments held in Trust Account	(63,922)	—
Changes in operating assets and liabilities:
Prepaid expenses	(190,694)	—
Accrued expenses	207,455	1,000
Net cash used in operating activities	(1,854,234)	(45)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	105,000
Payment of offering costs	(27,981)	(102,804)
Net cash (used in) provided by financing activities	(27,981)	27,196

Net Change in Cash	(1,882,215)	27,151
Cash – Beginning of period	1,896,170	—
Cash – End of period	$13,955	$27,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Live Oak Acquisition Corp. II (now known as Navitas Semiconductor Corporation) (the “Company”) was a blank check company incorporated in Delaware on August 12, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

Business Combination

On October 19, 2021 (the “Closing Date”), Navitas Semiconductor Corporation, a Delaware corporation (formerly named Live Oak Acquisition Corp. II (“LOKB”)) (the “Company”), consummated (the “Closing”) the previously announced Business Combination (as defined below) pursuant to that certain business combination agreement and plan of reorganization (the “Business Combination Agreement”), dated as of May 6, 2021, by and among LOKB, Live Oak Merger Sub Inc., a Delaware corporation and a wholly owned direct subsidiary of LOKB (“Merger Sub”), and Navitas Semiconductor Limited, a private company limited by shares organized under the laws of Ireland (“Navitas Ireland”) with a dual existence as a domesticated limited liability company in the State of Delaware as Navitas Semiconductor Ireland, LLC (“Navitas Delaware”, and together with Navitas Ireland, “Legacy Navitas”).

Pursuant to the terms of the Business Combination Agreement, the Business Combination between the Company and Legacy Navitas was effected through (i) a tender offer to acquire the entire issued share capital of Navitas Ireland (other than Navitas Ireland Restricted Shares (as defined below)) in exchange for the Tender Offer Consideration (as defined below) (the “Tender Offer”) and (ii) the merger of Merger Sub with and into Navitas Delaware (the “Merger”) and together with the Tender Offer and the other transactions related thereto, the “Business Combination”), with Navitas Delaware surviving the Merger as a wholly owned subsidiary of the Company, and as a result of the Tender Offer and the Merger, Legacy Navitas became a wholly owned direct subsidiary of LOKB.

A total of 72,143,708 Navitas Ireland Shares (as defined below) were validly tendered (and not withdrawn) pursuant to the Tender Offer. The “Tender Offer Consideration” for all outstanding ordinary shares of Navitas Ireland, par value of $ 0.0001 per share (the “Navitas Ireland Common Shares”) (other than the outstanding restricted Navitas Ireland Common Shares granted pursuant to the 2020 Equity Incentive Plan (the “Navitas Ireland Restricted Shares”), and all Navitas Ireland Series A Preferred Shares, Navitas Ireland Series B Preferred Shares, Navitas Ireland Series B-1 Preferred Shares and Navitas Ireland Series B-2 Preferred Shares (the “Navitas Ireland Preferred Shares” and together with the Navitas Ireland Common Shares, the “Navitas Ireland Shares”) accepted pursuant to the Tender Offer, was comprised of (i) the aggregate offer price of 39,477,026 shares (the “Tender Shares”) of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), and (ii) the contingent right to receive during the five-year period following the Closing, but excluding the first 150 days following the Closing (the “Earnout Period”), certain additional shares of Common Stock as specified in the Business Combination Agreement (the “Tender Earnout Shares”), which, together with the Merger Earnout Shares and certain shares of Common Stock that may become issuable to equity award holders and/or warrant holders, will be comprised of up to 10,000,000 additional shares of Common Stock in the aggregate (the “Earnout Shares”), in three equal tranches, upon the satisfaction of certain price targets set forth in the Business Combination Agreement, which price targets will be based upon the volume-weighted average closing sale price of one share of Common Stock quoted on the Nasdaq Global Market (“NASDAQ”), for any twenty (20) trading days within any thirty (30) consecutive trading day period within the Earnout Period.

At the effective time of the Merger (the “Effective Time”) all of the issued and outstanding limited liability company interests represented by the ordinary shares of Navitas Delaware, par value $0.0001 per share (each a “Navitas Delaware Common Share”) (other than the outstanding restricted Navitas Delaware Common Shares granted pursuant to the 2020 Equity Incentive Plan (the “Navitas Delaware Restricted Shares”)) and each Navitas Delaware Series A Preferred Share, Navitas Delaware Series B Preferred Share, Navitas Delaware Series B-1 Preferred Share and Navitas Delaware Series B-2 Preferred Share (collectively, the “Navitas Delaware Preferred Shares” and together with the Navitas Delaware Common Shares, the “Navitas Delaware Shares”), were converted into an aggregate of 39,477,026 shares of Common Stock (the “Merger Shares”) and (ii) the contingent right to receive during the Earnout Period certain additional shares of Common Stock as specified in the Business Combination Agreement (the “Merger Earnout Shares”), in three equal tranches, upon the satisfaction of certain price targets set forth in the Business Combination Agreement, which price targets will be based upon the volume-weighted average closing sale price of one share of Common Stock quoted on the NASDAQ, for any twenty (20) trading days within any thirty (30) consecutive trading day period within the Earnout Period.

In connection with the Business Combination Agreement, in a private placement of its securities, LOKB entered into PIPE subscription agreements with certain third-party investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and LOKB agreed to sell to the PIPE Investors, an aggregate of 17,300,000 shares of Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $173.0 million. The PIPE Shares were issued concurrently with the Closing of the Business Combination on the Closing Date.

The Company held a special meeting of its stockholders on October 12, 2021 (the “Special Meeting”). At the Special Meeting, the LOKB stockholders considered and adopted, among other matters, the Business Combination Agreement. Prior to the Special Meeting, the holders of 10,135,544 shares of LOKB’s common stock sold in its initial public offering (the “Public Shares”) exercised their right to redeem those shares for cash at a price of approximately $10.00 per share, for an aggregate redemption price of approximately $101.4 million, which redemption occurred concurrent with the Closing of the Business Combination. The per share redemption price of approximately $10.00 for holders of Public Shares electing redemption was paid out of LOKB’s trust account, which after taking into account the redemptions, had a balance immediately prior to the Closing of approximately $152 million.

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On the Closing Date, the following transactions (collectively, the “Transactions”) were completed:

●	LOKB acquired all of the issued and allotted Navitas Ireland Shares pursuant to the Tender Offer;

●	Merger Sub merged with and into Navitas Delaware, with Navitas Delaware surviving as a wholly-owned subsidiary of the Company;

●	each share of common stock of Merger Sub issued and outstanding immediately prior to the Effective Time was automatically converted into one validly issued, fully paid and nonassessable limited liability company interest of Navitas Delaware held by the Company, which limited liability company interest constitutes the only outstanding limited liability company interest of Navitas Delaware;

●	all issued and outstanding Navitas Ireland Shares (other than Navitas Ireland Restricted Shares) converted into an aggregate of 39,477,026 shares of Common Stock;

●	all issued and outstanding Navitas Delaware Shares (other than Navitas Delaware Restricted Shares, shares held by the Company, Sponsor or held in treasury) converted into an aggregate of 39,477,026 shares of Common Stock;

●	all Navitas Delaware Shares held in treasury were canceled without any conversion thereof;

●	all of the outstanding options of Navitas Delaware and Navitas Ireland to acquire Navitas Delaware Common Shares or Navitas Ireland Common Shares, respectively, were assumed by the Company and converted into options to acquire an aggregate of 11,276,706 shares of Common Stock;

●	all of the outstanding Navitas Delaware restricted stock units and Navitas Ireland restricted stock units were assumed by the Company and converted into awards of restricted stock units (“RSUs”) to acquire an aggregate of 4,525,344 shares of Common Stock;

●	all of the outstanding warrants of Navitas Delaware and Navitas Ireland to acquire Navitas Delaware Common Shares, Navitas Delaware Preferred Shares, Navitas Ireland Common Stock, or Navitas Ireland Preferred Stock, respectively, were assumed by the Company and converted into warrants to acquire an aggregate of 375,189 shares of Common Stock;

●	all of the 6,315,000 outstanding shares of the Company’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), held by the Sponsor were converted into an aggregate of 6,315,000 shares of Common Stock;

●	all of the outstanding Company units were separated into one share of Common Stock and one-third (1/3) of one warrant to purchase one share of Common Stock at an exercise price of $11.50 per share (the “Warrants”); and

●	the Company issued an aggregate of 17,300,000 shares of Common Stock to the PIPE Investors pursuant to the closing of the PIPE (as defined below).

As a result of the foregoing Transactions (including the redemptions described above), as of the Closing Date and immediately following the completion of the Merger and the PIPE, the Company had the following outstanding securities:

●	117,733,507 shares of Common Stock;

●	options to acquire an aggregate of 11,276,706 shares of Common Stock;

●	RSUs to acquire an aggregate of 4,525,344 shares of Common Stock; and

●	8,433,333 public Warrants and 4,666,667 Private Placement Warrants (as defined below), each exercisable for one share of Class A Common Stock at a price of $11.50 per share.

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Business Prior to the Business Combination

Prior to the Business Combination, the Company has one wholly owned subsidiary which was formed on April 30, 2021, Live Oak Merger Sub Inc., a Delaware limited liability company.

All activity through September 30, 2021 related to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for an initial business combination and consummating the acquisition of Navitas Semiconductor Corporation.

The Company’s sponsor is Live Oak Sponsor Partners II, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 2, 2020. On December 7, 2020, the Company consummated its Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,300,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $253.0 million. Transaction costs amounted to $13,064,337, consisting of $4,610,000 in cash underwriting fees, $8,067,500 of deferred underwriting fees and $386,837 of other offering costs. (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $7.0 million (Note 5).

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

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of September 30, 2021, the Company had $13,955 in cash and cash equivalents and working capital of $20,590 (not taking into account tax obligations of approximately $82,000 that may be paid using investment income earned in Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of $240,000 under the Note (as defined in Note 5). The Company repaid the Note upon the closing of the Initial Public Offering out of the $750,000 of offering proceeds that was allocated to the payment of offering expenses (other than underwriting commissions) not held in the trust account. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Until the consummation of the Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing an Initial Business Combination, which was the Business Combination with Navitas Semiconductor Corporation. The Company completed an Initial Business Combination on October 19, 2021, which was the Business Combination with Navitas Semiconductor Corporation, and has raised sufficient capital for its operations.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of December 31, 2020 (audited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$221,406,320	$31,593,680	$253,000,000
Class A common stock	$316	$(316)	$—
Additional paid-in capital	$8,718,352	$(8,718,352)	$—
Accumulated deficit	$(3,719,296)	$(22,875,012)	$(26,594,308)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(25,530,690)	$(26,593,675)

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K/A filed by the Company with the SEC on May 24, 2021.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying unaudited condensed consolidated financial statements.

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

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximate the carrying amounts represented in the balance sheet.

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

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering.

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

The 8,433,333 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 4,666,667 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Private Placement Warrants were estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Public Warrants and the Private Placement Warrants as of each relevant date. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Shares Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as a liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, respectively, 25,300,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	$(11,216,333)
Class A common stock issuance costs	(12,476,379)
Plus:
Accretion of carrying value to redemption value	$23,692,712

Class A common stock subject to possible redemption	$253,000,000

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,100,000 Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For The Period Ended August 12, 2020 (inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$3,458,976	$864,744	$(5,008,858)	$(1,252,214)	$—	$(1,045)
Denominator:
Basic and diluted weighted average shares outstanding	25,300,000	6,325,000	25,300,000	6,325,000	—	5,500,000

Basic and diluted net income (loss) per common stock	$0.14	$0.14	$(0.20)	$(0.20)	$—	$—

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Initial Public Offering

On December 7, 2020, the Company consummated its Initial Public Offering of 25,300,000 Units, including 3,300,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $253.0 million. Transaction costs amounted to $13,064,337, consisting of $4,610,000 in cash underwriting fees, $8,067,500 of deferred underwriting fees and $386,837 of other offering costs.

Each Unit consisted of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5 — Related Party Transactions

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

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of September 30, 2021 and December 31, 2020 the Company had no borrowings under the Working Capital Loans.

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

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. The Company incurred and paid approximately $45,000 and $135,000 in administrative expense for the three months and nine months ended September 30, 2021, respectively, which is included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

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

Note 6 — Commitments and Contingencies

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or approximately $8.0 million in the aggregate. At the completion of the Business combination, subject to the terms of the underwriting agreement, the deferred fee became payable to the underwriters from the amounts held in the Trust Account.

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

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and September 30, 2021, there were 25,300,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. In December 2020, the Company effected a stock dividend for 0.1 shares for each share of Class B common stock outstanding, resulting in an aggregate of 6,325,000 Founder Shares outstanding. The Initial Stockholders agreed to forfeit up to 825,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full; thus, these 825,000 Founder Shares were no longer subject to forfeiture. As of September 30, 2021 and December 31, 2020, there were 6,325,000 shares of Class B common stock issued and outstanding, respectively.

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

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Warrants

As of September 30, 2021 and December 31, 2020, the Company had 8,433,333 Public Warrants and the 4,666,667 Private Placement Warrants outstanding.

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

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		September 30,
Description	Level	2021
Assets:
Investments held in Trust Account	1	$253,082,163
Liabilities:
Warrant Liability – Public Warrants	1	$16,023,333
Warrant Liability – Private Placement Warrants	2	$8,866,667

		December 31,
Description	Level	2020
Assets:
Investments held in Trust Account	1	$253,018,241
Liabilities:
Warrant Liability – Public Warrants	3	$13,156,000
Warrant Liability – Private Placement Warrants	3	$7,280,001

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Public Warrants issued in connection with the Public Offering have initially been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Private Placement Warrants have initially been estimated using a Black-Scholes option pricing model. The estimated fair value of the Public Warrants and Private Placement Warrants was determined using Level 3 inputs. Inherent in a binomial lattice model or Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The fair value of the Public Warrants and the Private Placement Warrants were subsequently estimated using the market value of the Public Warrants when they were separately listed and traded due to the use of an observable market quote for a similar asset in an active market.

The following table provides quantitative information regarding the fair value hierarchy of the valuation inputs at their measurement dates:

December 31, 2020
Exercise price	$11.50
Stock price	$10.33
Term (in years)	5.5
Volatility	25%
Risk-free interest rate	0.4%
Dividend yield	0.0%
Probability of completing a Business Combination	80.0%
Discount for lack of marketability	0.4%

The change in the fair value of the Level 3 derivative warrant liabilities, for the nine months ended September 30, 2021 is summarized as follows:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$7,280,001	$13,156,000	$20,436,001
Change in valuation inputs or other assumptions	(606,667)	(1,096,333)	(1,703,000)
Transfer to Level 1	—	(12,059,667)	(12,059,667)
Transfer to Level 2	(6,673,334)	—	(6,673,334)

Fair value as of September 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $12,059,667. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2021 was $6,673,334.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were issued. Based upon this review, the Company determined that, except as disclosed below, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

The Company held a special meeting of its stockholders on October 12, 2021. At the Special Meeting, the LOKB stockholders considered and adopted, among other matters, the Business Combination Agreement (See Note 1 for further detail).

On October 19, 2021, Navitas Semiconductor Corporation, a Delaware corporation consummated the previously announced Business Combination pursuant to that certain Business Combination Agreement and Plan of Reorganization, dated as of May 6, 2021, by and among LOKB, Live Oak Merger Sub Inc., a Delaware corporation and a wholly owned direct subsidiary of LOKB (“Merger Sub”), and Navitas Semiconductor Limited, a private company limited by shares organized under the laws of Ireland (“Navitas Ireland”) with a dual existence as a domesticated limited liability company in the State of Delaware as Navitas Semiconductor Ireland, LLC (“Navitas Delaware”, and together with Navitas Ireland, “Legacy Navitas”) (See Note 1 for further detail).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Live Oak Acquisition Corp. II,” “Live Oak,” “our,” “us” or “we” refer to Live Oak Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a former blank check company incorporated in Delaware on August 12, 2020 under the name “Live Oak Acquisition Corp II.” We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). For additional detail regarding our initial public offering and related transactions, see “Note 1 – Description of Business and Business Operation – Business Prior to the Business Combination.” We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. On October 19, 2021, we consummated our Business Combination with Legacy Navitas (as defined below).

Recent Developments

Business Combination

On October 19, 2021 (the “Closing Date”), Navitas Semiconductor Corporation, a Delaware corporation (formerly named Live Oak Acquisition Corp. II (“LOKB”)) (the “Company”), consummated (the “Closing”) the previously announced Business Combination (as defined below) pursuant to that certain Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”), dated as of May 6, 2021, by and among LOKB, Live Oak Merger Sub Inc., a Delaware corporation and a wholly owned direct subsidiary of LOKB (“Merger Sub”), and Navitas Semiconductor Limited, a private company limited by shares organized under the laws of Ireland (“Navitas Ireland”) with a dual existence as a domesticated limited liability company in the State of Delaware as Navitas Semiconductor Ireland, LLC (“Navitas Delaware”, and together with Navitas Ireland, “Legacy Navitas”).

Pursuant to the terms of the Business Combination Agreement, the Business Combination between the Company and Legacy Navitas was effected through (i) a tender offer to acquire the entire issued share capital of Navitas Ireland (other than Navitas Ireland Restricted Shares (as defined below)) in exchange for the Tender Offer Consideration (as defined below) (the “Tender Offer”) and (ii) the merger of Merger Sub with and into Navitas Delaware (the “Merger”) and together with the Tender Offer and the other transactions related thereto, the “Business Combination”), with Navitas Delaware surviving the Merger as a wholly owned subsidiary of the Company, and as a result of the Tender Offer and the Merger, Legacy Navitas became a wholly owned direct subsidiary of LOKB.

A total of 72,143,708 Navitas Ireland Shares (as defined below) were validly tendered (and not withdrawn) pursuant to the Tender Offer. The “Tender Offer Consideration” for all outstanding ordinary shares of Navitas Ireland, par value of $ 0.0001 per share (the “Navitas Ireland Common Shares”) (other than the outstanding restricted Navitas Ireland Common Shares granted pursuant to the 2020 Equity Incentive Plan (the “Navitas Ireland Restricted Shares”), and all Navitas Ireland Series A Preferred Shares, Navitas Ireland Series B Preferred Shares, Navitas Ireland Series B-1 Preferred Shares and Navitas Ireland Series B-2 Preferred Shares (the “Navitas Ireland Preferred Shares” and together with the Navitas Ireland Common Shares, the “Navitas Ireland Shares”) accepted pursuant to the Tender Offer, was comprised of (i) the aggregate offer price of 39,477,026 shares (the “Tender Shares”) of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), and (ii) the contingent right to receive during the five-year period following the Closing, but excluding the first 150 days following the Closing (the “Earnout Period”), certain additional shares of Common Stock as specified in the Business Combination Agreement (the “Tender Earnout Shares”), which, together with the Merger Earnout Shares and certain shares of Common Stock that may become issuable to equity award holders and/or warrant holders, will be comprised of up to 10,000,000 additional shares of Common Stock in the aggregate (the “Earnout Shares”), in three equal tranches, upon the satisfaction of certain price targets set forth in the Business Combination Agreement, which price targets will be based upon the volume-weighted average closing sale price of one share of Common Stock quoted on the Nasdaq Global Market (“NASDAQ”), for any twenty (20) trading days within any thirty (30) consecutive trading day period within the Earnout Period.

At the effective time of the Merger (the “Effective Time”) all of the issued and outstanding limited liability company interests represented by the ordinary shares of Navitas Delaware, par value $0.0001 per share (each a “Navitas Delaware Common Share”) (other than the outstanding restricted Navitas Delaware Common Shares granted pursuant to the 2020 Equity Incentive Plan (the “Navitas Delaware Restricted Shares”)) and each Navitas Delaware Series A Preferred Share, Navitas Delaware Series B Preferred Share, Navitas Delaware Series B-1 Preferred Share and Navitas Delaware Series B-2 Preferred Share (collectively, the “Navitas Delaware Preferred Shares” and together with the Navitas Delaware Common Shares, the “Navitas Delaware Shares”), were converted into an aggregate of 39,477,026 shares of Common Stock (the “Merger Shares”) and (ii) the contingent right to receive during the Earnout Period certain additional shares of Common Stock as specified in the Business Combination Agreement (the “Merger Earnout Shares”), in three equal tranches, upon the satisfaction of certain price targets set forth in the Business Combination Agreement, which price targets will be based upon the volume-weighted average closing sale price of one share of Common Stock quoted on the NASDAQ, for any twenty (20) trading days within any thirty (30) consecutive trading day period within the Earnout Period.

In connection with the Business Combination Agreement, in a private placement of its securities, LOKB entered into PIPE subscription agreements with certain third-party investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and LOKB agreed to sell to the PIPE Investors, an aggregate of 17,300,000 shares of Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $173.0 million. The PIPE Shares were issued concurrently with the Closing of the Business Combination on the Closing Date.

The Company held a special meeting of its stockholders on October 12, 2021 (the “Special Meeting”). At the Special Meeting, the LOKB stockholders considered and adopted, among other matters, the Business Combination Agreement. Prior to the Special Meeting, the holders of 10,135,544 shares of LOKB’s common stock sold in its initial public offering (the “Public Shares”) exercised their right to redeem those shares for cash at a price of approximately $10.00 per share, for an aggregate redemption price of approximately $101.4 million, which redemption occurred concurrent with the Closing of the Business Combination. The per share redemption price of approximately $10.00 for holders of Public Shares electing redemption was paid out of LOKB’s trust account, which after taking into account the redemptions, had a balance immediately prior to the Closing of approximately $152 million.

On the Closing Date, the following transactions (collectively, the “Transactions”) were completed:

●	LOKB acquired all of the issued and allotted Navitas Ireland Shares pursuant to the Tender Offer;

●	Merger Sub merged with and into Navitas Delaware, with Navitas Delaware surviving as a wholly-owned subsidiary of the Company;

●	each share of common stock of Merger Sub issued and outstanding immediately prior to the Effective Time was automatically converted into one validly issued, fully paid and nonassessable limited liability company interest of Navitas Delaware held by the Company, which limited liability company interest constitutes the only outstanding limited liability company interest of Navitas Delaware;

●	all issued and outstanding Navitas Ireland Shares (other than Navitas Ireland Restricted Shares) converted into an aggregate of 39,477,026 shares of Common Stock;

●	all issued and outstanding Navitas Delaware Shares (other than Navitas Delaware Restricted Shares, shares held by the Company, Sponsor or held in treasury) converted into an aggregate of 39,477,026 shares of Common Stock;

●	all Navitas Delaware Shares held in treasury were canceled without any conversion thereof;

●	all of the outstanding options of Navitas Delaware and Navitas Ireland to acquire Navitas Delaware Common Shares or Navitas Ireland Common Shares, respectively, were assumed by the Company and converted into options to acquire an aggregate of 11,276,706 shares of Common Stock;

●	all of the outstanding Navitas Delaware restricted stock units and Navitas Ireland restricted stock units were assumed by the Company and converted into awards of restricted stock units (“RSUs”) to acquire an aggregate of 4,525,344 shares of Common Stock;

●	all of the outstanding warrants of Navitas Delaware and Navitas Ireland to acquire Navitas Delaware Common Shares, Navitas Delaware Preferred Shares, Navitas Ireland Common Stock, or Navitas Ireland Preferred Stock, respectively, were assumed by the Company and converted into warrants to acquire an aggregate of 375,189 shares of Common Stock;

●	all of the 6,315,000 outstanding shares of the Company’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), held by the Sponsor were converted into an aggregate of 6,315,000 shares of Common Stock;

●	all of the outstanding Company units were separated into one share of Common Stock and one-third (1/3) of one warrant to purchase one share of Common Stock at an exercise price of $11.50 per share (the “Warrants”); and

●	the Company issued an aggregate of 17,300,000 shares of Common Stock to the PIPE Investors pursuant to the closing of the PIPE (as defined below).

As a result of the foregoing Transactions (including the redemptions described above), as of the Closing Date and immediately following the completion of the Merger and the PIPE, the Company had the following outstanding securities:

●	117,733,507 shares of Common Stock;

●	options to acquire an aggregate of 11,276,706 shares of Common Stock;

●	RSUs to acquire an aggregate of 4,525,344 shares of Common Stock; and

●	8,433,333 public Warrants and 4,666,667 Private Placement Warrants (as defined below), each exercisable for one share of Class A Common Stock at a price of $11.50 per share.

Liquidity and Capital Resources

As of September 30, 2021, we had $13,955 in its operating bank account and working capital of $20,590.

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

Until the consummation of the Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing an Initial Business Combination, which was the Business Combination with Navitas Semiconductor Corporation.

The Company completed an Initial Business Combination on October 19, 2021, which was the Business Combination with Navitas Semiconductor Corporation, and has raised sufficient capital for its operations. The Company raised approximately $325 million of proceeds in the Business Combination transaction, including funds from the Trust Account net of redemptions and proceeds from the PIPE Offering, to fund operations and transaction expenses.

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of $4,323,720, which consisted of $4,585,001 of gain from the change in fair value of derivative warrant liabilities, $3,256 of interest earned from investments in the Trust Account, and $53 of interest income partially offset by $264,590 of general and administrative expenses.

For the nine months ended September 30, 2021, we had net loss of $6,261,072, which consisted of $4,453,999 of loss from the change in fair value of derivative warrant liabilities, $63,922 of income from investments in the Trust Account and $3,770 of interest income partially offset by $1,874,765 of general and administrative expenses.

For the period from August 12, 2020 (inception) through September 30, 2020, we had net loss of $1,045, which consisted of general and administrative expenses.

Contractual Obligations

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support pursuant to an administrative services agreement (the “Administrative Services Agreement”).

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

The Company incurred and paid approximately $45,000 and $135,000 in administrative expense for the three months and nine months ended September 30, 2021, respectively, which is included in general and administrative expenses on the unaudited condensed consolidated statements of operations. The Administrative Services Agreement terminated upon the closing of the Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering (the “Prior Registration Rights Agreement”). The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

In connection with the Closing of the Business Combination, the Company, Live Oak Sponsor Partners II, LLC, a Delaware limited liability company (the “Sponsor”) and certain stockholders of the Company (together with the Sponsor, the “Holders”) entered into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement amends and restates the Prior Registration Rights Agreement between LOKB and the Sponsor and provides that the Company will be obligated to file, within 30 days after the Closing, a registration statement to register the resale of (i) certain shares of Common Stock held by the Holders, (ii) the Private Placement Warrants (as defined below) of the Sponsor (including any shares of Common Stock issued or issuable under any such Private Placement Warrant), (iii) equity securities of the Company issuable upon conversion of any working capital loans in an amount up to $1.5 million made to the Company by a Holder, (iv) any shares of the Company issued or to be issued to any Holders in connection with the Business Combination (including, any Earnout Shares) and (v) any other securities of the Company issued or issuable with respect to any such share of Common Stock by way of dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization. In addition, pursuant to the terms of the Registration Rights Agreement and subject to certain requirements and customary conditions, the Holders may make at any time or from time to time, a demand for an underwritten offering pursuant to a registration statement filed by the Company, but only on three separate occasions. The Registration Rights Agreement also provides the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or approximately $8.0 million in the aggregate. At the completion of the Business Combination, subject to the terms of the underwriting agreement, the deferred fee became payable to the underwriters from the amounts held in the Trust Account.

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

The 8,433,333 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 4,666,667 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Public Offering were estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Private Placement Warrants were estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for the Public Warrants and the Private Placement Warrants as of each relevant date.

Class A Common Stock Shares Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as a liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of the our control and subject to occurrence of uncertain future events. Accordingly, 21,082,153 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the unaudited condensed consolidated balance sheets.

Net Income (Loss) Per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021, and fully evidenced by September 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, the risk factors in LOKB’s Amendment No. 1 on Form 10-K/A for the period ended December 31, 2020 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the Company’s proxy statement/prospectus filed with the SEC on September 20, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1*	Business Combination Agreement and Plan of Reorganization, dated May 6, 2021, by and among Live Oak Acquisition Corp. II, Live Oak Merger Sub Inc. and Navitas Semiconductor Limited, including as domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC (included as Annex A to the Final Proxy Statement/Prospectus filed under Rule 424(b)(3) (File No. 333-256880) on September 20, 2021)
3.1*	Second Amended and Restated Certificate of Incorporation of Navitas Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
3.2*	Amended and Restated Bylaws of Navitas Semiconductor Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
10.1*	Form of Subscription Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2021).
10.2*	Backstop Agreement, dated as of August 20, 2021, by and among Live Oak Acquisition Corp. II, Live Oak Sponsor Partners II, LLC and Encompass Capital Advisors LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 23, 2021).
10.3*	Forward Purchase Agreement, dated October 6, 2021, by and between ACM AART VII A LLC and Live Oak Acquisition Corp. II (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 7, 2021).
10.4*	Sponsor Letter Agreement, dated October 6, 2021, by and among Live Oak Sponsor Partners II, LLC, Live Oak Acquisition Corp. II and Navitas Semiconductor Limited (incorporated by reference to Exhibit 10.3 to Live Oak Acquisition Corp. II’s Current Report on Form 8-K filed on October 7, 2021).
10.5*	Amended and Restated Registration Rights Agreement, dated October 19, 2021, by and among the Company, the Sponsor and certain Holders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
10.6*	New Employment Agreement, dated as of May 6, 2021, by and among LOKB and Todd Glickman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
10.7*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
10.8*	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
10.9*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
10.10*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
31.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.

**

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

Dated: November 12, 2021	NAVITAS SEMICONDUCTOR CORPORATION

	By:	/s/ Todd Glickman
	Name:	Todd Glickman
	Title:	Chief Financial Officer