Form 10-K/A
period 2020-12-31
Navitas Semiconductor Corp
filed 2021-11-24
CIK 1821769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number 001-39755

Navitas Semiconductor Corporation

(Exact name of registrant as specified in its charter)

Delaware	85-2560226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Fitzwilliam Square South, Dublin, Ireland	D02 FH68
(Address of principal executive offices)	(Zip Code)

(844) 654-2642

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A common stock, par value $0.0001 per share	NVTS	The Nasdaq Stock Market LLC

Redeemable warrants	NVTSW	The Nasdaq Stock Market LLC

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

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Navitas Semiconductor Corporation (formerly known as Live Oak Acquisition Corp. II), unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Navitas Semiconductor Corporation (formerly known as Live Oak Acquisition Corp. II), as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 24, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on December 7, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

On November 20, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) audited balance sheet as of December 7, 2020 (the "Post IPO Balance Sheet"), (ii) audited financial statements as of December 31, 2020 and for the period from August 12, 2020 (inception) through December 31, 2020 (the “FY 2020 Financial Statements”) included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; and (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The Post IPO Balance Sheet and the FY 2020 Financial Statements are being restated in this Amendment No. 2, and the Q1 2021 Financial Statements and Q2 2021 Financial Statements will be restated in an amendment to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The restatement does not have an impact on the Company’s cash position.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q/A.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A. Controls and Procedures

Part II, Item 15. Financial Statements and Supplementary Data

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of Navitas Semiconductor Corporation (formerly known as Live Oak Acquisition Corp. II), as of and for the period ended December 31, 2020, as filed with the SEC on March 25, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement or the Current Report on Form 8-K with which the Post IPO Balance Sheet was originally filed as an exhibit. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if our management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum Smith+Brown, PC, our independent registered public accounting firm, and the underwriters of the offering will not execute agreements with us waiving such claims to the monies held in the trust account.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our initial proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our sponsor contributed $25,000, or approximately $0.004 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers or their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a proposed business combination and reduce the public “float” of our securities.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

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

As described in the First Amended Filing, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods (as defined in the First Amended Filing). For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the December 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the financial statements included in the First Amended Filing, as well as Part II, Item 9A: Controls and Procedures included in the First Amended Filing.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and its presentation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 2.

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

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from August 12, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

In addition, as described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and its presentation of earnings per share.

As a result of such material weaknesses, the restatements, the changes in accounting for the warrants and the Public Shares we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 2, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Holders

On March 24, 2021, there was one holder of record of our units, two holders of record of our Class A common stock and two holders of record of our warrants.

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

In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of Navitas Semiconductor Corporation (formerly known as Live Oak Acquisition Corp. II) (the “Company”) for the period ended December 31, 2020, we are restating (i) the Post IPO Balance Sheet, and (ii) the FY 2020 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the initial public offering on December 7, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of our Company.

On November 20, 2021, the Audit Committee concluded, after discussion with the Company’s management, that our previously issued (i) Post IPO Balance Sheet, (ii) FY 2020 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1, (iii) Q1 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and (iv) Q2 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Post IPO Balance Sheet and the FY 2020 Financial Statements herein and intends to restate the Q1 2021 Financial Statements and the Q2 2021 Financial Statements in the Q3 Form 10-Q/A.

The restatement does not have an impact on our cash position.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from August 12, 2020 (inception) through December 31, 2020, we had a net loss of $3,719,296, which consists of a $3,013,001 loss from changes in fair value of derivative warrant liabilities and $587,958 of transaction costs allocated to the warrants, operating costs of $137,268, offset by interest income from operating bank account of $690 and interest income on marketable securities held in the Trust Account of $18,241.

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

Net Income (Loss) per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per share because their exercise is contingent upon future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share. Accretion associated with the redeemable Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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

Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9a. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K, Amendment No. 2, present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on December 7, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Amendment No. 1 to the Form 10-K/A as filed with the SEC on May 24, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock issued by the Company was not effectively designed or maintained resulting in the misclassification of a portion of the Class A common stock as permanent equity instead of temporary equity and changes to the Company's net income (loss) per share calculations that have been restated within this Form 10-K/A filing.

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

Item 9b. Other Information.

None.

PART III

Item 10. Directors , Executive Officers and Corporate Governance.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Withum Smith+Brown, PC, or Withum, for services rendered.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Live Oak Acquisition Corp. II. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from August 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

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

New York, New York

May 24, 2021, except for the effects of the restatement disclosed in Note 2 as to which the date is November 23, 2021

LIVE OAK ACQUISITION CORP. II
BALANCE SHEET
DECEMBER 31, 2020

(As Restated – see Note 2)

ASSETS
Current assets
Cash	$1,896,170
Prepaid expenses	113,867
Total Current Assets	2,010,037

Cash and marketable securities held in Trust Account	253,018,241
Total Assets	$255,028,278

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accrued expenses	$90,471
Accrued offering costs	27,981
Total Current Liabilities	118,452

Derivative warrant liabilities	20,436,001
Deferred underwriting fee payable	8,067,500
Total Liabilities	28,621,953

Commitments and contingencies

Class A common stock subject to possible redemption, 25,300,000 shares at $10.00 per share redemption value	253,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,325,000 shares issued and outstanding	633
Accumulated deficit	(26,594,308)
Total Stockholders’ Deficit	(26,593,675)
Total Liabilities and Stockholders’ Deficit	$255,028,278

The accompanying notes are an integral part of the financial statements.

LIVE OAK ACQUISITION II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated – see Note 2)

General and administrative expenses	$137,268
Loss from operations	(137,268)

Other income (expense):
Change in the fair value of derivative warrant liabilities	(3,013,001)
Transaction costs allocated to derivative warrant liabilities	(587,958)
Interest income - bank	690
Interest earned on investments held in Trust Account	18,241
Other expense, net	(3,582,028)

Net loss	$(3,719,296)

Weighted average shares outstanding of Class A common stock	4,276,056
Basic and diluted net loss per share, Class A common stock	$(0.37)

Weighted average shares outstanding of Class B common stock	5,645,246
Basic and diluted net loss per share, Class B common stock	$(0.37)

The accompanying notes are an integral part of the financial statements.

LIVE OAK ACQUISITION II

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated – see Note 2)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – August 12, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,325,000	633	24,367	—	25,000

Excess of proceeds received over fair value of private placement warrants	—	—	—	—	793,333	—	793,333

Accretion of Class A common stock subject to possible redemption	—	—	—	—	(817,700)	(22,875,012)	(23,692,712)

Net loss	—	—	—	—	—	(3,719,296)	(3,719,296)

Balance – December 31, 2020	—	$—	6,325,000	$633	$—	$(26,594,308)	$(26,593,675)

The accompanying notes are an integral part of the financial statements.

LIVE OAK ACQUISITION II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated – see Note 2)

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 24, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on December 7, 2020 (the “Post-IPO Balance Sheet”) and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on May 24, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited   financial statements covering the periods through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021 to be filed with the SEC. Refer to Note 3 and Note 8, which have been updated to reflect the restatement contained in this Annual Report.

Impact of the Restatement

The impact of the restatement on the Post IPO Balance Sheet as of December 7, 2020 is presented below:

As of December 7, 2020	As Previously Reported	Adjustment	As Restated
Total assets	$255,055,116		$255,055,116
Total liabilities	$8,095,767		$8,095,767
Class A common stock subject to possible redemption	241,959,340	11,040,660	253,000,000
Preferred stock	-	-	-
Class A common stock	110	(110)	-
Class B common stock	633	-	633
Additional paid-in capital	5,005,580	(5,005,580)	-
Accumulated deficit	(1,314)	(6,039,970)	(6,041,284)
Total stockholders’ equity (deficit)	$5,000,009	$(11,040,660)	$(6,040,651)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$255,055,116	$-	$255,055,116

The impact of the restatement on the audited balance sheet as of December 31, 2020 is presented below:

As of December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Total assets	$255,028,278		$255,028,278
Total liabilities	$28,621,953		$28,621,953
Class A common stock subject to possible redemption	221,406,320	31,593,680	253,000,000
Preferred stock	-	-	-
Class A common stock	316	(316)	-
Class B common stock	633	-	633
Additional paid-in capital	8,718,352	(8,718,352)	-
Accumulated deficit	(3,719,296)	(22,875,012)	(26,594,308)
Total stockholders’ equity (deficit)	$5,000,005	$(31,593,680)	$(26,593,675)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$255,028,278	$-	$255,028,278

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the period ended December 31, 2020:

	Earnings Per Share
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
For the period From August 12, 2020 (Inception) Through December 31, 2020
Net loss	$(3,719,296)	$-	$(3,719,296)
Weighted average shares outstanding - Class A common stock	25,300,000	(21,023,944)	4,276,056
Basic and diluted loss per share – Class A common stock	$-	$(0.37)	$(0.37)
Weighted average shares outstanding - Class B common stock	5,645,246	-	5,645,246
Basic and diluted loss per share - Class B common stock	$(0.66)	$0.29	$(0.37)

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Period From August 12, 2020 (Inception) Through December 31, 2020
Cash Flow from Operating Activities	$(159,974)	$-	$(159,974)
Cash Flows used in Investing Activities	$(253,000,000)	$-	$(253,000,000)
Cash Flows provided by Financing Activities	$255,056,144	$-	$255,056,144
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accrued expenses	$27,981	$-	$27,981
Deferred underwriting fee payable	$8,067,500	$-	$8,067,500
Initial classification of Class A common stock subject to possible redemption	$224,536,340	$(224,536,340)	$-
Change in value of Class A common stock subject to possible redemption	$(3,130,020)	$3,130,020	$-

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, there are 25,300,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

At December 31, 2020, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to Public Warrants	(11,216,333)
Class A common stock issuance costs	(12,476,379)
Plus:
Accretion of carrying value to redemption value	23,692,712

Class A common stock subject to possible redemption	$253,000,000

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Total offering costs amounted to $13,064,337, of which $12,476,379 were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering and $587,958 were expensed to the statement of operations. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,100,000 Class A common stock in the aggregate. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. As of December 30, 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For The Period Ended August 12, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(1,603,007)	$(2,116,289)
Denominator:
Basic and diluted weighted average shares outstanding	4,276,056	5,645,246

Basic and diluted net loss per common share	$(0.37)	$(0.37)

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

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 25,300,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and therefore classified as temporary equity.

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

Navitas Semiconductor Corporation

Dated: November 23, 2021	By:	/s/ Todd Glickman
Todd Glickman
Chief Financial Officer