Form 10-Q/A
period 2021-09-30
Navitas Semiconductor Corp
filed 2021-11-24
CIK 1821769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE 1

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

Unless stated otherwise, this Quarterly Report on Form 10-Q/A (this “Quarterly Report”) contains information about LOKB before the Business Combination. References to the “Company” in this Quarterly Report refer to LOKB before the consummation of the Business Combination or Navitas Semiconductor Corporation after the Business Combination, as the context suggests.

EXPLANATORY NOTE 2

Navitas Semiconductor Corporation (formerly named Live Oak Acquisition Corp. II) (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

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

On November 20, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; and (ii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-Q/A.

The restatement does not have an impact on the Company’s cash position.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On November 22, 2021, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Original Quarterly Report, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

Form 10-Q/A

For the Quarterly Period Ended September 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2021 and for the period from August 12, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three Months and Nine Months Ended September 30, 2021 and for the period from August 12, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from August 12, 2020 (inception) through September 30, 2020	4
	Unaudited Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

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

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021 (see Note 2 – as restated)	—	$—	6,325,000	$633	$—	$(26,594,308)	$(26,593,675)

Net income	—	—	—	—	—	1,463,215	1,463,215
Balance – March 31, 2021 (unaudited) (see Note 2 – as restated)	—	—	6,325,000	633	—	(25,131,093)	(25,130,460)

Net loss	—	—	—	—	—	(12,048,007)	(12,048,007)
Balance – June 30, 2021 (unaudited) (see Note 2 – as restated)	—	$—	6,325,000	$633	$—	$(37,179,100)	$(37,178,467)

Net income	—	—	—	—	—	4,323,720	4,323,720
Balance – September 30, 2021 (unaudited)	—	$—	6,325,000	$633	$—	$(32,855,380)	$(32,854,747)

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 12, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,325,000	633	24,367	—	25,000

Net income	—	—	—	—	—	(1,045)	(1,045)
Balance – September 30, 2020 (unaudited)	—	$—	6,325,000	$633	$24,367	$(1,045)	$23,955

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted an adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro rata between Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s historical financial statements is reflected in the following tables.

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$222,869,540	$30,130,460	$253,000,000
Class A common stock	$301	$(301)	$—
Additional paid-in capital	$7,255,150	$(7,255,150)	$—
Accumulated deficit	$(2,256,081)	$(22,875,009)	$(25,131,090)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(30,130,460)	$(25,130,457)

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$210,821,530	$42,178,470	$253,000,000
Class A common stock	$422	$(422)	$—
Additional paid-in capital	$19,303,036	$(19,303,036)	$—
Accumulated deficit	$(14,304,088)	$(22,875,012)	$(37,179,100)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(42,178,470)	$(37,178,467)

	As
Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)	Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock	25,300,000	—	25,300,000
Basic and diluted net income per common stock, Class A common stock	$—	$0.05	$0.05
Basic and diluted weighted average shares outstanding, Class B common stock	6,325,000	—	6,325,000
Basic and diluted net income per common stock, Class B common stock	$0.23	$(0.18)	$0.05

	As
Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)	Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock	25,300,000	—	25,300,000
Basic and diluted net loss per common stock, Class A common stock	$—	$(0.38)	$(0.38)
Basic and diluted weighted average shares outstanding, Class B common stock	6,325,000	—	6,325,000
Basic and diluted net loss per common stock, Class B common stock	$(1.90)	$1.52	$(0.38)

	As
Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)	Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock	25,300,000	—	25,300,000
Basic and diluted net loss per common stock, Class A common stock	$—	$(0.33)	$(0.33)
Basic and diluted weighted average shares outstanding, Class B common stock	6,325,000	—	6,325,000
Basic and diluted net loss per common stock, Class B common stock	$(1.67)	$1.34	$(0.33)

Statement of Cash Flows for the Three Months Ended March 30, 2021 (unaudited)	As reviously Reported	Adjustment	As Restated
Non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$1,463,217	$(1,463,217)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$(10,584,790)	$10,584,790	$—

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K/A No. 2 filed by the Company with the SEC on November 23, 2021.

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

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,100,000 Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For The Period Ended August 12, 2020 (inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$3,458,976	$864,744	$(5,008,858)	$(1,252,214)	$—	$(1,045)
Denominator:
Basic and diluted weighted average shares outstanding	25,300,000	6,325,000	25,300,000	6,325,000	—	5,500,000

Basic and diluted net income (loss) per common share	$0.14	$0.14	$(0.20)	$(0.20)	$—	$—

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

NAVITAS SEMICONDUCTOR CORPORATION

(F/K/A LIVE OAK ACQUISITION CORP. II)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

Note 8 — Warrants

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly,  the Company now presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, the risk factors in LOKB’s Amendment No. 1 on Form 10-K/A for the period ended December 31, 2020 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the Company’s proxy statement/prospectus filed with the SEC on September 20, 2021, as well as the risk factor set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

 We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares and its presentation of earnings per share. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Dated: November 23, 2021	NAVITAS SEMICONDUCTOR CORPORATION

	By:	/s/ Todd Glickman
	Name:	Todd Glickman
	Title:	Chief Financial Officer