Form 10-K
period 2021-12-31
Navitas Semiconductor Corp
filed 2022-03-31
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 001-39755
Navitas Semiconductor Corporation
(Exact name of registrant as specified in its charter)

Delaware		85-2560226
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
22 Fitzwilliam Square South		D02 FH68
Dublin,	Ireland
(Address of Principal Executive Offices)		(Zip Code)
(844) 654-2642
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	NVTS	Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (then named Live Oak Acquisition Corp. II) as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $250,976,000. The registrant’s business combination with Navitas Semiconductor Limited was consummated on October 19, 2021.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 122,864,987 shares of Class A Common Stock and 0 shares of Class B Common Stock were outstanding at March 29, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders are incorporated into Part III herein.

EXPLANATORY NOTE ABOUT OUR NAME AND RELATED TERMINOLOGY
On October 19, 2021, as part of a series of related transactions (which we refer to as the “Business Combination”), the registrant (f/k/a Live Oak Acquisition Corp. II) acquired all of the equity interests of Navitas Semiconductor Limited, an Irish private company domesticated in Delaware as Navitas Semiconductor Ireland, LLC (collectively, “Legacy Navitas”) and changed the name of the registrant to Navitas Semiconductor Corporation. As a result, Legacy Navitas became a wholly owned subsidiary of Navitas Semiconductor Corporation effective October 19, 2021. For more information about the Business Combination, see Note 1 to the consolidated financial statements in Part II, Item 8 of this annual report.
References in this annual report to “Navitas,” the “Company,” “we,” “our” and “us” refer to Legacy Navitas and its predecessors before the Business Combination, or to Navitas Semiconductor Corporation after the Business Combination, as the context suggests.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements. All statements other than statements of historical facts contained in this annual report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this annual report and are subject to a number of important risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including risks and uncertainties relating to:
•our financial and business performance;
•our ability to realize the benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;
•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•our product development timeline and expected start of production;
•the implementation, market acceptance and success of our business model;
•our ability to scale in a cost-effective manner;
•developments relating to our competitors and industry;
•the impact of health epidemics, including the Covid-19 pandemic, on our business and the actions we may take in response thereto;
•our ability to obtain and maintain intellectual property protection, and not infringe on the rights of the intellectual property rights others;
•our status as an emerging growth company (as defined by U.S. federal law);
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for our operations;
•our business, expansion plans and opportunities;
•the outcome of any known and unknown litigation and regulatory proceedings; and
•the risks and uncertainties described in this annual report, including under the section titled “Risk Factors.”

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. Some of these risks and uncertainties may in the future be amplified by events we do not expect or cannot predict. Additionally, new risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, the forward-looking statements in this annual report may not prove to be accurate.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this annual report, whether as a result of any new information, future events, changed circumstances or otherwise. You should read this annual report completely, and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

SUMMARY OF RISK FACTORS
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed and complete discussion of risks set forth under the heading “Risk Factors” in Part I, Item 1A of this annual report, as well as elsewhere in this annual report. Additional risks, beyond those summarized below or discussed elsewhere in this annual report, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate.
Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:

Risks Related to Our Business and Operations
•Our success and future revenue depend on our ability to achieve design wins and to convince our current and prospective end customers to design our products into their product offerings.
•To date we have been successful in introducing our leading-edge GaN power IC technology in mobile charging applications, such as wall chargers and adapters for mobile phones and laptop computers, where we believe we have achieved a market-leading position in GaN power ICs. Growth in demand for our products depends on achieving similar successes in other markets where we believe our technology provides comparable advantages, including consumer electronics, data center, solar and EV. Although we believe we are on track in these efforts, no assurance can be given that we will succeed in similarly displacing legacy silicon solutions in these other target markets.
•Since we have significant operations and revenues in China, our business development plans, results of operations and financial condition may be materially and adversely affected by significant political, social and economic developments in China, including governmental or regulatory changes.
•We rely on a single third-party wafer fabrication facility for the fabrication of semiconductor wafers and on a limited number of suppliers of other materials, and the failure of this facility or any of these suppliers or additional suppliers to continue to produce wafers or other materials on a timely basis could harm our business and our financial results.
•Increased costs of wafers and materials, or shortages in wafers and materials, could increase our costs of operations and our business could be harmed. Raw material price fluctuations can increase the cost of our products, impact our ability to meet end customer commitments, and may adversely affect our results of operations.
•We are dependent on a limited number of distributors and end customers. The loss of, or a significant disruption in the relationships with any of these distributors or end customers, could significantly reduce our revenue and adversely impact our operating results. In addition, if we are unable to expand or further diversify our end customer base, our business, financial condition, and results of operations could suffer.
•Because we do not have long-term purchase commitments with our end customers, orders may be cancelled, reduced, or rescheduled with little or no notice, which in turn exposes us to inventory risk, and may cause our business, financial results and future prospects to be harmed.
•The complexity of our products could result in unforeseen delays or expenses from undetected defects, errors or bugs in hardware or software which could reduce the market adoption of our products, damage our reputation with current or prospective end customers and adversely affect our operating costs.
•We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased costs.
•From time to time, we may rely on strategic partnerships, joint ventures and alliances for manufacturing and research and development. However, we may not control these partnerships and joint ventures, and actions taken by any of our partners or the termination of these partnerships or joint ventures could adversely affect our business.
•We may pursue mergers, acquisitions, investments and joint ventures, which could divert our management’s attention or otherwise disrupt our operations and adversely affect our results of operations.

Tax-Related Risks
•We could be subject to domestic or international changes in tax laws, tax rates or the adoption of new tax legislation, or we could otherwise have exposure to additional tax liabilities, which could adversely affect our business, results of operations, financial condition or future profitability.
•Legacy Navitas is a tax resident of, and is subject to tax in, both the United States and Ireland. While we intend to pursue relief from double taxation under the double tax treaty between the United States and Ireland, there can be no assurance that such efforts will be successful. Accordingly, the status of Legacy Navitas as a tax resident in the U.S. and Ireland may result in an increase in our cash tax obligations and effective tax rate, which increase may be material.
•Any adjustment to the purchase price of the assets that were transferred pursuant to the restructuring of Legacy Navitas in 2020 could adversely impact our tax position.
•As a result of the plans to expand our business operations, including to jurisdictions in which tax laws may not be favorable, our obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect our after-tax profitability and financial results.
•Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.

Risks Related to Intellectual Property
•We may not be able to adequately protect our intellectual property rights. If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.
•We may not be able to obtain additional patents and the legal protection afforded by any additional patents may not adequately cover the full scope of our business or permit us to gain or keep competitive advantage.
•If we infringe or misappropriate, or are accused of infringing or misappropriating, the intellectual property rights of third parties, we may incur substantial costs or prevent us from being able to commercialize new products.
•Our ability to design and introduce new products in a timely manner is dependent upon third-party IP, including third party and “open source” software.

Risks Related to Owning Our Common Stock
•Concentration of ownership among existing executive officers, directors and their affiliates, including the investment funds they represent, may prevent new investors from influencing significant corporate decisions.
•Future resales of our Class A Common Stock, including following the expiration of lock-up periods related to the Business Combination, may cause the market price of our securities to drop significantly, even if our business is doing well.
•If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
•The issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise by us could dilute the ownership and voting power of our stockholders.
•Our management has limited public company experience. The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
•We may issue a substantial number of additional shares under our employee equity incentive plans.

PART I
Item 1. Business.

Overview
We design, develop and market gallium nitride (GaN) power integrated circuits (ICs) used in power conversion and charging. Power supplies incorporating our products may be used in a wide variety of electronics products including fast chargers for mobile phones and laptops, consumer electronics, data centers, solar inverters and electric vehicles, among numerous other applications.
Our products provide superior efficiency, performance, size, cost and sustainability relative to existing silicon technology. Our solutions offer faster charging, higher power density and greater energy savings compared to silicon-based power systems with the same output power. By unlocking this speed and efficiency, Navitas is leading a revolution in high-frequency, high-efficiency and high-density power electronics to electrify our world for a cleaner tomorrow.
Industry Overview
Most electronic devices that connect to a wall socket require a power supply to convert energy provided by utilities at 100-240V alternating current (AC) into lower voltage direct current (DC) required by most electronic devices. Power supplies can be located inside the devices they are powering, as is the case with many consumer electronics and home appliances, or outside of the device, as is typically the case with devices like mobile phone chargers or laptop computers, typically referred to as wall chargers or power adapters. In electronic devices today, most of these charging and power supply functions are carried out using silicon (Si) power MOSFETs (Metal Oxide Silicon Field Effect Transistors) or IGBTs (Insulated Gate Bipolar Transistors), along with related analog peripheral semiconductors. As the electronic content and functionality of systems have increased over time, existing silicon-based solutions have struggled to achieve high energy efficiency and fast charging, and they require large heat sinks or other thermal management methods, and large or complex form factors.
At the highest level, GaN is a combination of gallium and nitrogen, which forms a powerful bond with materially stronger electric fields and greater electron mobility compared to silicon. With a GaN power IC, increased power system switching speeds and energy efficiency can be achieved, which translate into notable benefits for power electronics such as smaller size, lighter weight, higher density, faster charging, energy savings and ultimately a lower system cost. These are significant gains relative to existing Si-based power solutions. A transistor is at the heart of a power supply, and a discrete (that is, non-integrated) GaN transistor requires a specialized silicon driver and multiple other components to drive and protect that GaN transistor. This additional circuitry has limited the adoption of GaN over the last decade due to cost, complexity, size, and vulnerability to system transients. Navitas has solved this problem with the GaN power IC. The Company is the first to integrate all the drive and protection components along with the GaN transistor in a single GaN chip. This provides several form-factor improvements and energy savings compared to silicon solutions. The GaN IC solution also provides several benefits compared to GaN discrete solutions, including a smaller footprint, fewer components, energy savings, and lower cost.
Based on third-party and our internal estimates, the GaN device market in 2020 was about $20 million of total sales, and is estimated to more than double every year through 2026 to $2.1 billion (117% CAGR), while the total power semiconductor market is expected to grow at a more modest 6% CAGR during the same time. This growth represents an opportunity for GaN and for Navitas, as we believe we are a clear leader in the GaN space. Further, this estimated $2.1 billion market represents only 16% of a total $13.1 billion power semiconductor market in 2026, based on Yole estimates and external research, with more room to grow in the outer years.
Company Overview
Converting power efficiently has emerged as a critical challenge as the electrification of our planet continues amid pursuit of a reduced carbon footprint. Electric vehicles, renewable energy, large-scale data processing and other applications all demand power and charging infrastructures with greater speed and efficiency than status-quo silicon technology. Navitas’ integrated circuits solve complex and demanding challenges that are inherent in power conversion by unlocking both speed and efficiency. Since our founding in 2013, we have successfully harnessed the fundamentally superior material properties of GaN to enable cost savings and enhanced power conversion through product integration, reducing the amount of space needed to support multiple requirements while dramatically increasing charging speeds.With ten times stronger electrical fields and twice the electron mobility compared to silicon, GaN is ideally suited for disrupting power switching applications, but challenges around manufacturing quality and reliability make commercialization difficult. By developing a fully qualified manufacturing process with over one billion device hours tested, Navitas has overcome these key hurdles to successfully and reliably integrate the critical drive, control and protection circuits into a single chip, enabling mainstream GaN adoption and unlocking the full potential of GaN in speed, efficiency, simplicity and cost. Navitas estimates show that GaN-based power systems can provide 20x faster switching, up to 3x higher power density, 3x faster charging, up to 40% energy savings and are 3x smaller and lighter compared to silicon-based power systems.Navitas’ best-in-class ICs allow end customers to implement GaN technology with a simple, dependable solution to realize groundbreaking power density and efficiency. We are developing a differentiated GaN power IC platform utilizing decades of power semiconductor technical expertise, robust applications knowledge and strong end customer relationships. We believe our competitive strengths and robust IP portfolio of over 145 issued and pending patents have enabled us to establish a leading market position in GaN power semiconductors.
Navitas is led by a team of tenured power semiconductor industry experts with a combined 300+ years of experience in semiconductor materials, devices, applications, systems and marketing and over $4B/year in power semiconductor revenue generated in their careers.
Navitas’ Market Opportunities
We believe GaN is positioned to displace silicon-based power semiconductors in mobile, consumer, enterprise / data center, renewables / solar and electric vehicle (EV) applications. These five markets are driven by two major, long-term secular trends. Mobile, consumer, and enterprise are driven by increased demand for connectivity. With additional connectivity comes explosive data growth, which translates to explosive growth in power demand. GaN addresses this power and energy consumption problem, further enabling these industries to reach their true potential. The second long-term secular trend is climate change. Electrifying end applications, like electric transportation and electric vehicles, leads to more sustainable technologies. Renewable energy sources, particularly solar, are expected to adopt GaN in order to gain significant cost improvements and to save energy. We are currently shipping products for consumer and mobile applications, and we expect to achieve progress towards shipments in our other targeted sectors in the future.
•Mobile. Our primary focus in the mobile segment is mobile chargers. Mobile chargers are a fast-growing, high-volume market providing a platform to demonstrate that our GaN Power ICs are ready for high-volume commercial adoption and are able to solve real end-equipment challenges at attractive prices. Today, the mobile charger end-market faces a big power problem as the devices they power feature increasingly larger screens, bigger batteries, faster processors, and increased data requirements. All of these trends require additional energy. Traditional silicon chargers can take up to three or four hours to fully charge a phone, tablet or laptop. GaN Power ICs can provide up to 3x more power and up to 3x faster charging, with half the size and weight of silicon chargers. With over 2.5 billion wall chargers shipped every year, with approximately $1 of GaN bill of materials (“BoM”) content per charger, the mobile charger market represents a multi-billion-dollar opportunity based on estimates from IDC PC tracker, USB-C research, Yole research and Navitas estimates.
•Consumer. The consumer market represents consumer electronics that are not mobile and not battery operated, but are connected to the internet. With explosive data growth comes explosive power growth. Our GaN devices can deliver this high power in much smaller form factors compared to silicon. This is very important in a number of consumer applications like ultra-thin TVs, high-powered gaming systems, desktop all-in-one PCs, or various smart home internet connected devices. In 2022 these four sectors are expected to aggregate about 600 million systems shipped per year, and typically use about $3 of GaN content per system. This represents another $2 billion opportunity based on estimates from Gartner, Pulsenews, WitsView, Statista and Navitas estimates.
•Data Center Within the enterprise end-market, we primarily focus on solving power problems of data centers. Nearly 50% of the total cost of ownership of a data center is related to power, which includes cost of power supplies as well as the cost of electricity for data processing, cooling, lighting and other power needs. For the data processing component alone, by our estimates, a silicon-based data center today is about 75% efficient. This implies that 25% of the energy used by data center computing and storage equipment is wasted as heat and never used for data processing. A GaN-based data center can improve efficiency to about 84% total efficiency. This represents a benefit in the form of reducing the cost of electricity and the cost of cooling. Based on our analysis, approximately $1.9 billion in electricity could be saved each year if all data centers moved to GaN. Our products also reduce the required footprint, which means less of the data center footprint is needed for power processing and more can be applied to data processing. In aggregate, data centers represent about a $1 billion opportunity for GaN ICs based on IDC Worldwide Quarterly Server Tracker and Navitas analysis. There is a similar market need in the cryptocurrency mining space, which has a high demand for energy.

•Solar. Navitas is also well positioned to drive GaN adoption in solar applications. As we reduce the inverter hardware costs of the power supply using GaN ICs, we also significantly improve the energy savings over time. We estimate this translates into about a 10% improvement to the return on investment in solar systems. Overall, we estimate the GaN IC opportunity for solar applications to be over $1 billion per year based on Markets and Markets Micro-Inverter Market report and Navitas analysis.
•Electric Vehicles. Electric Vehicles (EV) represent the largest market that GaN can address. There are three different use-cases for GaN Power ICs in an electric vehicle, namely the on-board charger to charge the high-voltage battery, the DC-to-DC converter to convert the power from the high-voltage battery for use in all the other electronics in the car, and the traction drive or motor control for driving the electric motor of the vehicle. The broader challenges to the adoption of EVs generally include three main themes: the need for faster charging, demand for extended range, and lowering the cost compared to traditional, internal combustion powered cars. GaN can help in all three areas. In addition to faster charging time, GaN devices can significantly improve energy savings (power dissipation), which ultimately translates into lower battery cost for the same driving range, or a longer driving range for the same battery cost. We estimate this represents a $2.5 billion annual GaN Power IC opportunity in 2030 based on BCG research, Yole research and Navitas estimates. This estimate excludes other forms of electric transportation such as e-bikes, scooters, motorbikes and other transportation innovations.
Competitive Strengths
In July 2021, we analyzed publicly announced or available GaN chargers and found a total of 143 such chargers using our GaN ICs, greater than all other GaN suppliers combined (i.e., up to 98 GaN chargers did not use Navitas GaN ICs). In May 2021, we performed a separate analysis of publicly announced or available GaN technologies from all other suppliers with voltage ratings great than 300V, which confirmed that none of these offered any power transistors that are monolithically integrated with other analog or logic circuits other than simple diode-connected gate protection transistors. As of December 2021, the number of mass production chargers that include Navitas GaN ICs had risen to over 170, with another 240 in development. Based on the foregoing, we believe we have achieved a market-leading position in GaN power ICs. We believe we have done this by surmounting key challenges to commercialization, resulting in best-in-class GaN IC solutions and a patented, multi-year advantage. We believe our key competitive advantages include:
•Industry-Leading IP Position and Proprietary Design Support. Navitas has developed a broad and highly defensible portfolio of over 145 patents issued or pending that encompass critical aspects of GaN power circuitry as well as analog and digital integration. These patents help protect our strong technology advantage and are applicable to use cases in all of our targeted market applications. We supplement our strong IP position by accelerating and facilitating end customer development with the industry’s first, most mature and comprehensive GaN IC process design kit (PDK), which features device and circuit development libraries, characterization and verification as well as robust models and simulation.
•Differentiated GaN Power Solutions with Significant Barriers to Entry. Our integrated circuit approach to GaN power semiconductors eliminates complexity in driving, controlling and protecting GaN transistors while simultaneously fostering design simplicity. We have overcome key hurdles to commercialization with our proprietary GaN design and manufacturing test systems and are fully qualified with over one billion device hours tested to underscore reliability. Navitas has further evidenced this achievement with over 40 million units shipped and zero reported field failures related to our GaN power ICs.
•Established Relationships with Key Partners and End Customers. In support of our technology leadership, we have formed relationships with numerous Tier 1 manufacturers and suppliers, gaining significant traction in mobile and consumer charging applications. To date, we have partnered with all major mobile OEMs and brought over 170 GaN charger models into mass production, with an additional 240 charger models in development. Our supply chain partners have committed manufacturing capacity to support our continued growth and expansion.
•Dedicated Application-Specific Design Centers. We believe we are unique in adding application-specific design centers for mobile, data center and EV, which allow us to develop GaN-based power systems working with key customers in each of these segments, driving additional value with these customers and fueling additional system-led integration back in to our GaN ICs for future generations.
•Proven Leadership Team of Tenured Industry Experts. Navitas’ management team has over 300 years of combined power semiconductor experience and a track record of shareholder value creation. Three of Navitas’

founders have worked closely together for over 25 years and are credited with power semiconductor industry achievements and successes that include over 200 issued patents and 200 industry papers and presentations.
Strategy
We are committed to offering unprecedented speed and efficiency to our end customers through next-generation power semiconductor solutions, empowering an efficient electrification of the planet while also reducing carbon footprint. We intend to address a variety of power applications in the range of 80V to 1,000V and from 10W up to 100kW across markets including mobile fast charging, consumer electronics, data centers, renewables and solar, and electric vehicles. With an established track record in mobile fast charging, Navitas is well positioned for expansion into higher power applications. Our key strategic initiatives include:
•Acceleration of Technology Development and Innovation. We are focused on bringing to market multiple generations of GaN technology that enhance our margin profile while providing further integration benefits and advanced packaging to serve higher power markets.
•Expansion into New End Markets and Geographies. Building on our initial success in mobile fast charging and consumer electronics, Navitas is poised for expansion into new market applications including data centers, solar and renewable energy as well as electric vehicles and mobility. Our fabless manufacturing model allows us to scale efficiently into new markets and applications while minimizing capital expenditures.
•Selective Acquisitions of Complementary Technologies. We plan to continually evaluate acquisition opportunities that are complementary to our existing portfolio and increase power semiconductor content in our targeted applications.
Sales, Marketing and End Customer Support
Our go-to-market strategy combines robust GaN commercialization and design expertise with validated success in mobile and consumer charging applications to capture market share and expand into new verticals. We partner with numerous platforms and end customers globally and target innovative, Tier 1 suppliers to design differentiated power semiconductor solutions. In order to facilitate end customer success, we offer comprehensive design support and utilize a proprietary process design kit tailored to specific engineering needs. Navitas is unique in opening three, separate, system-dedicated application design centers to accelerate adoption of GaN into fast chargers, data centers and EV. Furthermore, our technologies are capable of being integrated into numerous product generations and design architectures, creating a unique scalable business opportunity. Our key distribution partners provide additional field application engineer resources to assist with expanding our market to a diversified end customer base. In addition, Navitas’ direct sales team works to facilitate development of new end customer partnerships with our distribution partners. With a focus on leading global clients, Navitas is well positioned to expand both its existing end customer base and enter new markets in the near-term, while maintaining its current market leadership position in mobile fast charging.
Intellectual Property
The core strength of our business lies in our industry-leading IP position in GaN power ICs. We invented the first commercial GaN power ICs and along the way have patented many fundamental circuit elements which are needed in most power systems from 10 W to 100 kW. We have more than 145 issued or pending patents, which are expected to expire between the end of 2034 and February of 2041. Over the past several years, we have invented, characterized, modeled, and simulated the optimum way to produce GaN power ICs.
In addition to our comprehensive patent portfolio, our most important trade secret is our process design kit (PDK) used to create new GaN-based devices and circuits. Our mature and comprehensive GaN IC PDK consists of technology files, devices, characterization results and models, circuits, verification tools for design rules, layout vs. schematic, layout parameter extraction, and fully enabled top-level circuit simulation and test benches. These various processes together help us create our proprietary GaN ICs. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, EV, enterprise, and renewables.
Competition
Use of GaN semiconductor technology in power applications is still at the early stage of the adoption curve and requires many years of research and patented technology to achieve cost effective, high-yield manufacturability without reliability issues.
Our competitors include suppliers of silicon-based and GaN-based power semiconductors. Most suppliers of GaN-based devices today offer discrete (i.e., non-integrated) GaN solutions, which require silicon-based and other components for drive, control and protection. These solutions, even though they offer some benefits compared to silicon, still do not capture all the advantages of a GaN integrated power IC that Navitas provides. Our primary GaN competitors include Infineon Technologies AG, GaN Systems, Inc., Power Integrations, Inc., Texas Instruments Incorporated, Innoscience, Transphorm, Inc. and Efficient Power Conversion Corporation (EPC).
Our primary silicon-based power semiconductor competitors include Infineon, STMicroelectronics International N.V., ON Semiconductor Corporation (onsemi) and Power Integrations, among others. Silicon-based power devices are still the incumbent solutions used for power applications and currently have a lower-cost advantage. However, given the speed, power and size advantages of an integrated GaN IC over a silicon solution, coupled with expected cost reductions, we expect to cross the cost-parity point with silicon and achieve GaN-based power systems that are lower cost than their silicon counterparts by the end of 2023.
While Navitas believes system cost parity for GaN-based mobile chargers in excess of 30W will reach system cost parity within the next two years (i.e., during 2023) compared to silicon-based chargers, there are inherent risks that such cost parity may not be achieved. Those risks include:
•GaN wafer and assembly (packaging) prices may not be reduced by suppliers as fast as expected or committed, especially if global semiconductor shortages continue throughout 2022 and into 2023.
•GaN manufacturing yields, while demonstrated over 90% on a stable, multi-month basis, could deteriorate causing manufacturing costs of GaN IC to increase.
•The cost of silicon controllers, which are an important complement to GaN power ICs used in all mobile chargers, is expected to decrease, but price increases could occur, especially if global semiconductor shortages continue throughout 2022 and into 2023, and such costs are not directly controlled by Navitas.
•Passive and mechanical components (inductors, transformers, capacitors, printed circuit boards (PCBs), plastic housings, and others) are an important complement to GaN power ICs used in all mobile chargers and contribute to cost reduction as they generally decrease in size, weight and cost as GaN increases charger switching frequency compared to silicon-based chargers. Although we expect these cost reductions for passive and mechanical components to continue, it is possible that they will not materialize as expected, and such costs are not directly controlled by Navitas.
Some of the above-mentioned risk factors are associated with the shortage in the semiconductor industry which we expect will last through 2022 or 2023. However, it is also likely that corresponding components in silicon-based chargers will increase in cost independent of the shortages, allowing GaN-based chargers to still achieve the forecasted system cost parity in 2023 on a relative basis.
Manufacturability
We utilize a fabless business model, working with third parties to manufacture, assemble and test our products.
Navitas devices are fabricated in a layer of GaN sitting on a silicon substrate (known as “GaN-on-Si”). This combination traditionally posed several challenges due to physical dissimilarities in the materials and resulting defect densities, which translated into poor manufacturing, low yields, high costs, and poor reliability. We have spent a significant amount of our history working to solve these problems through process and design improvements and test methods. As a result of these efforts, we have achieved stable, predictable, and consistent yields of well over 90%.
Gallium is produced primarily as a byproduct from the production of bauxite, the chief ore of aluminum. 2017 world production capacity is estimated at over 1,000 tons (low-grade and refined), and is estimated to be growing at about 15% per year, with a supply potential of over 2,000 tons sourced from many countries. Semiconductor applications dominate the commercial demand for gallium, representing 98% of its use, which includes microwave circuits, ultra high-speed logic chips, LEDs, laser diodes and, as is the case for Navitas GaN power ICs, in power electronics. Gallium is not considered a rare or precious metal. GaN power ICs typically use only 95ug of Gallium in the manufacture of a single GaN power IC. We expect Navitas will consume less than .01% of the 2,000 tons estimated annual supply potential by 2026.
Our wafer fab partner since inception has been Taiwan Semiconductor Manufacturing Company (TSMC). We have worked to co‑develop GaN-based product manufacturing capabilities with TSMC, which has invested significant capital to develop this capability. Although we have no volume-contracted commitments with TSMC, and work on the basis of purchase orders, our volumes of GaN products in TSMC wafer fabs are critical to the utilization and efficiency of TSMC’s GaN-specific infrastructure. TSMC operates as a leading global supplier, with significant capacity to meet our growth needs. Our process is compatible with multiple complementary metal-oxide-semiconductor (“CMOS”) foundries with the addition of a small number of GaN-specific process modules.

Research & Development
Navitas has invested its time and effort to carefully develop its proprietary GaN IC chips for power electronics and semiconductor applications. Our experienced teams around the world have made GaN adoption a reality as many end customers in different end markets start to realize the true potential of our GaN power ICs. In order to protect our market leadership in GaN ICs, we continually look to innovate and improve our GaN ICs, to achieve greater efficiency, integration and speed at lower costs. We evaluate various complementary technologies, look to improve our PDK and hope to keep introducing newer generations of GaN technology. Navitas’ research and development activities are located primarily in the U.S., China and Taiwan.
Sustainability
We believe we are the first company to publish a sustainability report that comprehensively quantifies the positive impact of GaN power semiconductors on climate change based on global standards. Our report includes a third-party Lifecycle Assessment (LCA) of GaN technology according to ISO14040/14044, the international standard for assessing environmental impacts throughout a product’s life cycle—from raw material acquisition through production, use, end-of-life treatment, recycling and final disposal. The Navitas report also quantifies corporate greenhouse gas (GHG) impacts through 3rd party assessments. We estimate that each GaN power IC shipped saves a net 4 kg of CO2 emissions, and overall GaN is estimated to save an aggregate of 2.6 Gtons of CO2 emissions per year by 2050.
Employees
As of December 31, 2021, our worldwide workforce consisted of 162 full and part-time employees. We believe that our relations with our employees are good.
Item 1A. Risk Factors.

Risk Related to Our Business and Operations
The cyclical nature of the semiconductor industry may limit our ability to maintain or improve our net sales and profitability.
The semiconductor industry is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result in substantial declines in semiconductor demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Such downturns result from a variety of market forces including constant and rapid technological change, quick product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand.
In the past several years, downturns in the semiconductor industry have been attributed to a variety of factors including the current Covid-19 pandemic, ongoing trade disputes between the United States and China, weakness in demand and pricing for semiconductors across applications, and excess inventory. These downturns have directly impacted our business, suppliers, distributors and end customers.
Additionally, our products are used across different end markets, and demand for our products is difficult to predict and may vary within or among mobile, consumer electronics, data center/enterprise, solar and EV markets. Our target markets may not grow or develop as we currently expect, and demand may increase or change in one or more of our end markets. Changes in demand may reduce our revenue, lower our gross margins and affect our operating results. We have experienced concentrations of revenue at certain end customers and within certain end markets, and we regularly compete for design opportunities at these end customers and within these markets. Any deterioration in these end markets, reductions in the magnitude of revenue streams, our inability to meet design and pricing requirements, or volatility in demand for our products could lead to a reduction in revenue and adversely affect our operating results. Our success in our end markets depends on many factors, including the strength or financial performance of the end customers in our end markets, our ability to timely meet rapidly changing product requirements, market needs, and our ability to maintain design wins across different markets and end customers to dampen the effects of market volatility. The dynamics of the markets in which we operate make it difficult to predict and react to these events.
If we are unable to accomplish any of the foregoing, or to offset the volatility of cyclical changes in the semiconductor industry or our end markets through diversification into other markets, it could harm our business, financial condition and operating results.

Conversely, significant upturns could cause us to be unable to satisfy demand in a timely and cost-efficient manner and could result in increased competition for access to third-party foundry, assembly and testing capacity. We are dependent on the availability of this capacity to manufacture and assemble our products and we can provide no assurance that adequate capacity will be available to us in the future. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, or locate suitable suppliers or other subcontractors to respond effectively to changes in demand for our existing products or to the demand for new products. As a result, our business, financial condition and results of operations could be materially and adversely affected.
Downturns or volatility in general economic conditions could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Our net sales and profitability depend significantly on general economic conditions and the demand for the end products in the markets in which our end customers compete. Weaknesses in the global economy and financial markets, including, for example, weaknesses resulting from the Covid-19 pandemic, have led to lower demand in some of our target markets. Economic uncertainty affects businesses such as ours in a number of ways, making it difficult to accurately forecast and plan. A decline in end-user demand can affect the need that end customers have for our products, and the tightening of credit in financial markets may lead consumers and businesses to postpone spending, either of which may cause our end customers to cancel, decrease or delay their existing and future orders with us. Adverse changes in economic conditions, including any recession, economic slowdown or disruption of credit markets, may also lead to lower demand for our products. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges.
In addition, any disruption in the credit markets could impede our access to capital. If there is limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available on acceptable terms or at all. Similarly, if our suppliers face challenges in obtaining credit or other financial difficulties, they may be unable to provide the necessary materials or services to us.
Demand for our products is a function of the health of the economies of the United States, Europe, China and the rest of Asia. We cannot predict the timing, strength or duration of any economic disruptions or subsequent economic recoveries from such disruptions worldwide, in our industry, or in the different markets that we serve. For example, we cannot predict the success of government, business and other efforts to recover from the economic disruptions that have resulted from the Covid-19 pandemic. We also may not accurately assess the impact of changing market and economic conditions on our business and operations. These and other economic factors have had, and may in the future have, a material adverse effect on demand for our products and on our financial condition and operating results.
All of these factors related to global economic conditions, which are beyond our control, could adversely impact our business, financial condition, results of operations and liquidity.
Since we have significant operations and revenues in China, our business development plans, results of operations and financial condition may be materially and adversely affected by significant political, social and economic developments in China.
A slowdown in economic growth in China could adversely impact our end customers, prospective end customers, suppliers, distributors and partners in China, which could have a material adverse effect on our results of operations and financial condition. There is no guarantee that economic downturns, whether actual or perceived, any further decrease in economic growth rates or an otherwise uncertain economic outlook in China will not occur or persist in the future, that they will not be protracted, or that governments will respond adequately to control and reverse such conditions, any of which could materially and adversely affect our business, financial condition and results of operations.
Our business could be materially and adversely affected by health epidemics and outbreaks such as the global Covid-19 pandemic.
In connection with the Covid-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat Covid‑19, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect our operations and demand for our products.

In addition, the Covid-19 pandemic has negatively impacted, and may continue to impact, the global semiconductor supply chain, resulting in shortages in supply. These shortages may result in delays in manufacturing for our products and harm our ability to execute on our backlog and our business, revenue and results of operations.
The Covid-19 pandemic has also caused significant uncertainty and volatility in global financial markets and the trading prices for the securities of technology companies. Due to such volatility, we may not be able to raise additional capital, if needed, on favorable terms, or at all. Further adverse economic events resulting from the Covid-19 pandemic, including a recession, depression, or other sustained economic downturn, could materially and adversely affect our business, access to capital markets and the value of the company’s common stock.
In addition, given the inherent uncertainty surrounding Covid-19 due to rapidly changing governmental directives, public health challenges and economic disruption and the duration of the foregoing, the potential impact that the Covid-19 pandemic could have on the other risk factors described in this “Risk Factors” section remain unclear.
We believe that we have experienced some delay and disruption in the manufacture, shipment, and sales of, and overall demand for, our products. In addition, we believe the production capabilities of our suppliers has been, and will likely continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or work-from-home orders. The continued disruption in the manufacture, shipment and sales of our products may negatively and materially impact our operating and financial operating results, including revenue, gross margins, operating margins, cash flows and other operating results. The resumption of normal business operations after such disruptions may be delayed and a resurgence of Covid-19 could occur resulting in continued disruption to us, our suppliers and/or our end customers. As a result, the effects of the Covid-19 pandemic could have a material adverse impact on our business, results of operations and financial condition for the remainder of 2022 and beyond.
The semiconductor industry is highly competitive. If we are not able to compete successfully, our business, financial results and future prospects will be harmed.
The semiconductor industry is highly competitive and characterized by constant and rapid technological change, short product lifecycles, significant price erosion, and evolving standards for quality. Accordingly, the success of our business depends, to a large extent, on our ability to meet evolving industry requirements and introduce new products and technologies, both in a timely manner and at prices that are acceptable to end customers.
Moreover, the costs related to the research and development necessary to develop new technologies and products are significant and some of our direct and indirect competitors may have greater financial, technological, manufacturing, marketing, and sales resources than we. If they significantly increase the resources that they devote to developing and marketing their products, we may not be able to compete effectively which could adversely impact our business.
The semiconductor industry is characterized by continued price erosion, especially after a product has been on the market.
One of the results of the rapid innovation in the semiconductor industry is that pricing pressure, especially on products containing older technology, can be intense. Product life cycles are relatively short. As a result, products tend to be replaced by more technologically advanced substitutes on a regular basis. In turn, demand for older technology falls, causing the price at which such products can be sold to drop, in some cases precipitously.
In order to profitably supply these products, we must reduce our product costs in line with the lower revenue it can expect to generate. Usually, this must be accomplished through improvements in process technology and production efficiencies. If we cannot advance our process technologies or improve our efficiencies to a degree sufficient to maintain required margins, we will no longer be able to make a profit from the sale of these products. Moreover, we may not be able to cease production of such products, either due to contractual obligations or for end customer relationship reasons, and as a result may be required to bear a loss on such products. We cannot guarantee that competition in our core product markets will not lead to price erosion, lower revenue or lower margins in the future. Should reductions in our manufacturing costs fail to keep pace with reductions in market prices for the products it sells, this could have a material adverse effect on our business, financial condition and results of operations.
Our working capital needs are difficult to predict.
Our working capital needs are difficult to predict and may fluctuate. The comparatively long period between the time at which we commence the manufacturing process and the time at which a product may be delivered to an end customer leads to high inventory and work-in-progress levels. The volatility of our end customers’ businesses and the time required to manufacture products also make it difficult to manage inventory levels.

Industry consolidation may result in increased competition, which could result in a reduction in revenue.
Some of our competitors have made or may make acquisitions or enter into partnerships or other strategic relationships to achieve competitive advantages. In addition, new entrants not currently considered competitors may enter our market through acquisitions, partnerships or strategic relationships. Industry consolidation may result in competitors with more compelling product offerings or greater pricing flexibility due to their financial resources than we have, or business practices that make it more difficult for us to compete effectively, including on the basis of price, sales, technology or supply. These competitive pressures could have a material adverse effect on our business.
As a result of these competitive pressures, we may face declining sales volumes or lower prices for our products and may not be able to reduce total costs in line with declining revenue. If any of these risks materialize, they could have a material adverse effect on our business, financial condition and results of operations.
We depend on growth in the end markets that use our products. Any slowdown in the growth of these end markets could adversely affect our financial results.
Our continued success will depend in large part on general economic growth and growth within our target markets, which include mobile phones and portable computing devices such as tablet and laptop computers, electric vehicles, solar energy, data center and consumer goods. Factors affecting these markets could seriously harm our end customers and, as a result, harm us, including:
•reduced sales of our end customers’ products;
•the effects of catastrophic and other disruptive events at our end customers’ offices or facilities including, but not limited to, natural disasters, telecommunications failures, cyber-attacks, terrorist attacks, pandemics or other outbreaks of infectious disease, such as the Covid ‑19 pandemic, breaches of security or loss of critical data;
•increased costs associated with potential disruptions to our end customers’ supply chain and other manufacturing and production operations;
•the deterioration of our end customers’ financial condition;
•delays and project cancellations as a result of design flaws in the products developed by our end customers;
•the inability of end customers to dedicate the resources necessary to promote and commercialize their products;
•the inability of our end customers to adapt to changing technological demands resulting in their products becoming obsolete; and
•the failure of our end customers’ products to achieve market success and gain broad market acceptance.
Any slowdown in the growth of these end markets could adversely affect our financial results.
The average selling prices (“ASPs”) of products in our markets have historically decreased over time and could do so in the future, which could adversely impact our revenue and profitability.
The market for our products is generally characterized by declining ASPs resulting from factors such as increased competition, overcapacity, the introduction of new products and increased unit volumes. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining ASPs. We anticipate that ASPs may decrease in the future in response to the introduction of new products by us or our competitors, or due to other factors, including pricing pressures from our end customers. In order to sustain profitable operations, we must continually reduce costs for our existing products and also develop and introduce new products with enhanced features on a timely basis that can be sold initially at higher ASPs. Failure to do so could cause our net sales and gross margins to decline, which would negatively affect our financial condition and results of operations and could significantly harm our business.
We may be unable to reduce the cost of our products sufficiently to enable we to compete with others. Our cost reduction efforts may not allow it to keep pace with competitive pricing pressures and could adversely affect our gross margins. We maintain an infrastructure of facilities and human resources in several locations around the world and, as a result, has limited ability to reduce our operating costs. Accordingly, in order to remain competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We cannot assure you that we will be successful in redesigning our products and bringing redesigned products to the market in a timely manner, or that any redesign will result in sufficient cost reductions to allow we to reduce the price of our products to remain competitive or maintain or improve our gross margins. To the extent we are unable to reduce the prices of our products and remain competitive, our net sales will likely decline, resulting in further pressure on our gross margins, which could have a material adverse effect on our business, financial condition and results of operations and our ability to grow our business.
A significant portion of our net sales is generated through end customers in China which subjects us to risks associated with changes of Chinese end customer interest and governmental or regulatory changes.
We generate a significant portion of our net sales through end customers in China. In the fiscal years ended December 31, 2021 and December 31, 2020, 74% and 87%, respectively, of our net revenues were from sales to end customers in China. We expect that our end customers in China will continue to account for a high percentage of our revenue for the foreseeable future. Thus, our business success depends on our ability to maintain strong relationships with our end customers in China. Any loss of our key end customers for any reason, including because of changes of end customer interest in our products, or a change in the relationship with them, including a significant delay or reduction in their purchases, may cause a significant decrease in our revenue, which we may not be able to recapture, and our business could be harmed.
Additionally, China’s government has implemented policies from time to time to regulate economic expansion in China. It exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Any additional new regulations or the amendment or modification of previously implemented regulations could require us and our manufacturing partners to change our business plans, increase our costs, or limit our ability to sell products and conduct activities in China, which could adversely affect our business and operating results.
The Chinese government also has broad discretion and authority to regulate the technology industry in China. The Chinese government and provincial and local governments also have provided, and continue to provide, various incentives to encourage the development of the semiconductor industry in China. Such incentives include tax rebates, reduced tax rates, favorable lending policies and other measures, some or all of which may be available to our manufacturing partners in China. Any of these incentives could be reduced or eliminated by governmental authorities at any time. Any such reduction or elimination of incentives currently provided to our manufacturing partners could adversely affect our business and operating results.
If we fail in a timely and cost-effective manner to develop new product features or new products that address end customer preferences and achieve market acceptance, our operating results could be adversely affected.
Our products are based on novel GaN design technology and our future success depends on the successful development of high-voltage power switching components and systems based on GaN design technology. There can be no assurance that any development problems we experiences in the future related to our products will not cause significant delays or unanticipated costs, or that such development problems can be solved. In addition, we compete in a dynamic environment characterized by rapid technology and product evolution. Our end customers are constantly seeking new products with more features and functionality at lower cost, and our success relies heavily on our ability to continue to develop and market to our end customers new and innovative products and improvements of existing products. In order to respond to new and evolving end customer demands, achieve strong market share and keep pace with new technological, processing and other developments, we must constantly introduce new and innovative products into the market. Our failure to timely develop new technologies or to react quickly to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenue, and/or a loss of market share to competitors. As we develop new product lines, we must adapt to market conditions that are unfamiliar to it, such as competitors and distribution channels that are different from those we have, known in the past. Some of our new product lines require us to re-equip our labs to test parameters we have not tested in the past. If we are unable to adapt rapidly to these new and additional conditions, we may not be able to successfully penetrate new markets, although we strives to respond to end customer preferences and industry expectations in the development of our products. Further, if initial sales volumes for new or enhanced products do not reach anticipated levels within the time periods we expect, we may be required to engage in additional marketing efforts to promote such products and the costs of developing and commercializing such products may be higher than we predicts. Moreover, new and enhanced products may not perform as expected. We may also encounter lower manufacturing yields and longer delivery schedules in commencing volume production of new products that it introduces, which could increase our costs and disrupt our supply of such products.
The success of a new product depends on accurate forecasts of long-term market demand and future technological developments, as well as on a variety of specific implementation factors, including:

•timely and efficient completion of process design and device structure improvements;
•timely and efficient implementation of manufacturing, assembly, and test processes;
•the ability to secure and effectively utilize fabrication capacity in different geometries;
•product performance;
•product availability;
•product quality and reliability; and
•effective marketing, sales and service.
To the extent that we fail to timely introduce new products or to quickly penetrate new markets, our business, financial condition and results of operations could be materially and adversely affected.
Furthermore, we face the risk that end customers may not value or be willing to bear the cost of incorporating newer solutions we develop into our product offerings, particularly if they believe their end customers are satisfied with prior offerings. Regardless of the improved features or superior performance of the newer solutions, end customers may be unwilling to adopt our new solutions due to design or pricing constraints. Because of the extensive time and resources that we invest in developing new solutions, if we are unable to sell new generations of our solutions, our revenue could decline and our business, financial condition, and results of operations would be negatively affected.
A fundamental shift in technologies, the regulatory climate or demand patterns and preferences in our existing product markets or the product markets of our end customers or end-users could make our current products obsolete, prevent or delay the introduction of new products or enhancements to our existing products or render our products irrelevant to our end customers’ needs. If our new product development efforts fail to align with the needs of our end customers, including due to circumstances outside of our control like a fundamental shift in the product markets of our end customers and end users or regulatory changes, our business, financial condition and results of operations could be materially and adversely affected.
If we fail to accurately anticipate and respond to rapid technological change in the industries in which we operate, our ability to attract and retain end customers could be impaired and our competitive position could be harmed.
We operate in industries characterized by rapidly changing technologies as well as technological obsolescence. The introduction of new products by our competitors, the delay or cancellation of any of our end customers’ product offerings for which our solutions are designed, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products uncompetitive, obsolete, and otherwise unmarketable. Our failure to anticipate or timely develop new or enhanced products or technologies in response to changing market demand, whether due to technological shifts or otherwise, could result in the loss of end customers and decreased revenue and have an adverse effect on our business, financial condition, and results of operations.
Our competitive position could be adversely affected if we are unable to meet end customers’ or device manufacturers’ quality requirements.
Semiconductor IC suppliers must meet increasingly stringent quality standards of end customers. While our quality performance to date has generally met these requirements, we may experience problems in achieving acceptable quality results in the manufacture of our products, particularly in connection with the production of new products or adoption of a new manufacturing process. This risk is greater for products used in applications with higher quality and reliability standards, such as applications in the automotive industry, an important market in which we expect to introduce new products and increase our revenues in response to expected growing demand for electric vehicles. Our failure to achieve acceptable quality levels for products intended for such applications, or generally, could adversely affect our business results.
Because we do not have long-term purchase commitments with our end customers, orders may be cancelled, reduced, or rescheduled with little or no notice, which in turn exposes us to inventory risk, and may cause our business, financial results and future prospect to be harmed.
We sell our products primarily through distributors and resellers, with no long-term or minimum purchase commitments from them or their end customers. Substantially all of our sales to date have been made on a purchase order basis, which orders may be cancelled, changed, or rescheduled with little or no notice or penalty. In addition, even when distributors or end customers may not have the contractual right to cancel or reschedule orders, it is customary business practice in the semiconductor industry for suppliers like us to permit such cancellations or rescheduling in order to retain a customer’s good will or for other business reasons. As a result, our revenue and operating results could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of our end customers, including our larger end customers. In the future, our distributors or their end customers may decide to purchase fewer units than they have in the past, may alter their purchasing patterns at any time with limited or no notice, or may decide not to continue to purchase our power semiconductor chips at all, any of which could cause our revenue to decline materially and materially harm our business, financial condition, and results of operations. Cancellations of, reductions in, or rescheduling of end customer orders could also result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, as a substantial portion of our expenses are fixed at least in the short term. In addition, changes in forecasts or the timing of orders expose Navitas to the risks of inventory shortages or excess inventory. As we no longer intend to acquire inventory to pre-build custom products, we may not be able to fulfill increased demand, at least in the short term. Any of the foregoing events could materially and adversely affect our business, financial condition, and results of operations.
We are dependent on a limited number of distributors and end customers. The loss of, or a significant disruption in the relationships with any of these distributors or end customers, could significantly reduce our revenue and adversely impact our operating results. In addition, if we are unable to expand or further diversify our end customer base, our business, financial condition, and results of operations could suffer.
We sell our products indirectly, through a limited number of distributors, to original design manufacturers (“ODMs”) as well as to original end equipment end customers (“OEMs”). We derive nearly all of our revenue from a small number of distributors and anticipate that we will continue to do so for the foreseeable future. The impairment or termination of our relationship with our distributors, or the failure of these parties to diligently sell our products and comply with applicable laws and regulations could materially and adversely affect our ability to generate revenue and profits. Because our distributors control the relationships with end customers, if our relationship with any distributor ends, we could also lose our relationship with our end customers. Furthermore, our success is partially dependent on the willingness and ability of the sales representative and other employees of our distributors to diligently sell our products. However, we cannot guarantee that they will be successful in marketing our products. In addition, because our distributors do not sell our products exclusively, they may focus their sales efforts and resources on other products that produce better margins or greater commissions for them or are incorporated into a broader strategic relationship with one of their other suppliers. Because we do not control the sales representatives and other employees of our distributors, we cannot guarantee that our sale processes, regulatory compliance and other priorities will be consistently communicated and executed. In addition, we may not have staff in one or more of the locations covered by our distributors, which makes it particularly difficult for us to monitor their performance. In addition, our end customers, or the distributors through which we sell to these end customers, may choose to use products in addition to ours, use a different product altogether, or develop an in-house solution. Any of these events could significantly harm our business, financial condition, and results of operations.
Furthermore, because all of our sales are made pursuant to standard purchase orders, orders may be cancelled, reduced, or rescheduled with little or no notice and without penalty. The loss of a significant end customer could happen at any time without notice, and such loss would likely harm our financial condition and results of operations. In addition, our relationships with some end customers may deter potential end customers who compete with these end customers from buying our products. To attract new end customers or retain existing end customers, we may offer these end customers favorable prices on our products. In that event, our selling prices and gross margin would decline. The loss of a key customer, a reduction in sales to any key end customer or our inability to attract new end customer or further diversify our end customer base, could seriously impact our revenue and harm our business, financial condition, and results of operations.
Our success and future revenue depends on our ability to achieve design wins and to convince our current and prospective end customers to design our products into their product offerings. If we do not continue to win designs or our products are not designed into our end customers’ product offerings, our results of operations and business will be harmed.
We sell our power chips to end customers who select our solutions for inclusion in their product offerings. This selection process is typically lengthy and may require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single design win with no assurance that our solutions will be selected. If we fail to convince our current or prospective end customers to include our products in their product offerings or to achieve a consistent number of design wins, our business, financial condition, and results of operations will be harmed.

Because of our extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded in prior years. It is typical that a design win will not result in meaningful revenue until one year or more or later, if at all. If we do not continue to achieve design wins in the short term, our revenue in the following years will deteriorate.
Further, a significant portion of our revenue in any period may depend on a single product design win with a large customer. As a result, the loss of any key design win or any significant delay in the ramp of volume production of the customer’s products into which our product is designed could adversely affect our business, financial condition, and results of operations. We may not be able to maintain sales to our key end customers or continue to secure key design wins for a variety of reasons, and our end customers can stop incorporating our products into their product offerings with limited notice to us and suffer little or no penalty.
If we fail to anticipate or respond to technological shifts or market demands, or to timely develop new or enhanced products or technologies in response to the same, it could result in decreased revenue and the loss of our design wins to our competitors. Due to the interdependence of various components in the systems within which our products and the products of our competitors operate, end customers are unlikely to change to another design, once adopted, until the next generation of a technology. As a result, if we fail to introduce new or enhanced products that meet the needs of our end customers or penetrate new markets in a timely fashion, and our designs do not gain acceptance, we will lose market share and our competitive position.
The loss of a key end customer or design win, a reduction in sales to any key customer, a significant delay or negative development in our end customers’ product development plans, or our inability to attract new significant end customers or secure new key design wins could seriously impact our revenue and materially and adversely affect our business, financial condition, and results of operations.
Even if we succeed in securing design wins for our products, we may not generate timely or sufficient net sales or margins from those wins and our financial results could suffer.
After incurring significant design and development expenditures and dedicating engineering resources to achieve a single initial design win for a product, a substantial period of time generally elapses before we may generate meaningful net sales relating to such product, if at all. The reasons for this delay include, among other things, the following:
•changing end customer requirements, resulting in an extended development cycle for the product;
•delay in the ramp-up of volume production of the customer’s products into which our solutions are designed;
•delay or cancellation of the customer’s product development plans;
•competitive pressures to reduce our selling price for the product;
•the discovery of design flaws, defects, errors or bugs in the products;
•lower than expected end customer acceptance of the solutions designed for the customer’s products;
•lower than expected acceptance of our end customers’ products; and
•higher manufacturing costs than anticipated.
If we do not achieve design wins in the short term, then we may not be able to achieve expected net sales levels associated with these design wins. If we experience delays in achieving such sales levels, our operating results could be adversely affected. Moreover, even if an end customer selects our products, we cannot guarantee that this will result in any sales of our products, as the end customer may ultimately change or cancel our product plans, or our end customers’ efforts to market and sell our product may not be successful.
The success of some of our products are dependent on our end customers’ ability to develop products that achieve market acceptance, and our end customers’ failure to do so could negatively affect our business, financial condition, and results of operations.
The success of some of our products are heavily dependent on the timely introduction, quality, and market acceptance of our end customers’ products incorporating our solutions, which are impacted by factors beyond our control. Our end customers’ products are often very complex and subject to design complexities that may result in design flaws, as well as potential defects, errors, and bugs. We have in the past been subject to delays and project cancellations as a result of design flaws in the products developed by our end customers, changing market requirements, such as the end customer adding a new feature, or because a customer’s product fails their end customer’s evaluation or field trial. In other cases, end customer products are delayed due to incompatible deliverables from other vendors. Such end customers have in the past, and may in the future, vary order levels significantly from period to period, request postponements of scheduled delivery dates, modify their orders or reduce lead times. This is particularly common during periods of low demand.
We incur significant design and development costs in connection with designing our products for end customers’ products that may not ultimately achieve market acceptance. As the company offers more products to new and existing customers, potentially expands its supply relationships, and enters new markets, the company may encounter yield, bugs and reliability issues with specific products, and any such issues could cause customer problems or adversely affect financial results. No assurance can be given that future reliability issues will not have a material effect on financial results in any given period. If our end customers discover design flaws, defects, errors, or bugs in their products, or if they experience changing market requirements, failed evaluations or field trials, or incompatible deliverables from other vendors, they may delay, change, or cancel a project, and we may have incurred significant additional development costs and may not be able to recoup our costs, which in turn would adversely affect our business, financial condition, and results of operations.
Furthermore, developing industry trends, including end customers’ use of outsourcing and new and revised supply chain models, may affect our revenue, costs and working capital requirements.
If our products do not conform to, or are not compatible with, existing or emerging industry standards, demand for our products may decrease, which in turn would harm our business and operating results.
We design certain of our products to conform to current industry standards. Some industry standards may not be widely adopted or implemented uniformly and competing standards may emerge that may be preferred by our distributors or our end customers.
Our ability to compete in the future will depend on our ability to identify and ensure compliance with evolving industry standards in our target markets. The emergence of new industry standards could render our products incompatible with products developed by third-party suppliers or make it difficult for our products to meet the requirements of certain original equipment manufacturers. If our end customers or our third-party suppliers adopt new or competing industry standards with which our solutions are not compatible, or if industry groups fail to adopt standards with which our solutions are compatible, our products would become less desirable to our current or prospective end customers. As a result, our sales would suffer, and we could be required to make significant expenditures to develop new products. Although we believe our products are compliant with applicable industry standards, proprietary enhancements may not in the future result in conformance with existing industry standards under all circumstances.
Reliability is especially critical in the power semiconductor industry, and any adverse reliability result by us with any of our end customers could negatively affect our business, financial condition, and results of operations.
Our end customers generally establish demanding specifications for quality, performance, and reliability that our products must meet. ICs as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. Further, our third-party manufacturing processes or changes thereof, or raw material used in the manufacturing processes may cause our products to fail. We have from time to time in the past experienced product quality, performance or reliability problems. Our standard warranty period is generally one to two years. We recently announced a warranty period of 20 years for our GaN IC products. Although we believe this warranty represents a differentiating feature of our GaN IC products and is justified by the reliability our products have demonstrated, our product warranties expose us to significant risks of claims for defects and failures. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with end customer support, cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results. Furthermore, we may incur costs to investigate customer warranty claims even when those claims prove to be unfounded, such as when a claimed defect results from a customer’s improper system design.
Further, the manufacture of our products, including the fabrication of semiconductor wafers, and the assembly and testing of products, involve highly complex processes. For example, minute levels of contaminants in the manufacturing environment, difficulties in the wafer fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct.
From time to time, we have experienced problems achieving acceptable yields at our third-party wafer fabrication partner, resulting in delays in the availability of components. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture and/or shipping of such products, results in lower yields and margins.
In addition, changes in manufacturing processes required as a result of changes in product specifications, changing end customer needs and the introduction of new product lines have historically significantly reduced manufacturing yields, resulting in low or negative margins on those products. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver products on a timely basis and harm relationships with our end customers, which could materially and adversely affect our business, financial condition and results of operations.
The complexity of our products could result in unforeseen delays or expenses from undetected defects, errors or bugs in hardware or software which could reduce the market adoption of our products, damage our reputation with current or prospective end customers and adversely affect our operating costs.
Our products may contain defects, errors or bugs when they are first introduced or as new versions are released. We have in the past and may in the future experience these defects, errors and bugs. If any of our solutions have reliability, quality or compatibility problems, we may not be able to successfully correct these problems in a timely manner or at all. In addition, if any of our proprietary features contain defects, errors or bugs when first introduced or as new versions of our solutions are released, we may be unable to timely correct these problems. Consequently, our reputation may be damaged and end customers may be reluctant to buy our products, which could harm our ability to retain existing end customers and attract new end customers, and could adversely affect our financial results. In addition, these defects, errors or bugs could interrupt or delay sales to our end customers. If any of these problems are not found until after we have commenced commercial production of a new product, we may incur significant additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our end customers or others.
Warranty claims, product liability claims and product recalls could harm our business, results of operations and financial condition.
We face an inherent business risk of exposure to warranty and product liability claims if products fail to perform as expected or are alleged to result in bodily injury, death, and/or property damage. In addition, if any of our designed products are alleged to be defective, we may be required to participate in their recall. We carry various commercial liability policies, including umbrella/excess policies which provide some protection against product liability exposure. However, a successful warranty or product liability claim against us in excess of our available insurance coverage and established reserves, or a requirement that we participate in a product recall, could have adverse effects on our business results. Further, it is possible that, in the future, we will not be able to obtain insurance coverage in the amounts and for the risks we seek at policy costs and terms we desire.
Additionally, in the event that our products fail to perform as expected or such failure of our products results in a recall, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective end customers and could materially and adversely affect our business, results of operations and financial condition.
Furthermore, end customers may recall their end products if they prove to be defective or they may make compensatory payments in accordance with industry or business practice or in order to maintain good end customer relationships. If such a recall or payment is caused by a defect in one of our products, end customers may seek to recover all or a portion of their losses from us. If any of these risks materialize, our reputation would be harmed and there could be a material adverse effect on our business, financial condition and results of operations.
We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased costs.
We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundry. As a result, we periodically evaluate the benefits of migrating our solutions to smaller geometry process technologies in order to improve performance and reduce costs. We believe this strategy will help us to remain competitive. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes and potentially to new foundries. We cannot assure you that our current third-party foundry will be able to effectively manage such transitions or that we will be able to maintain our relationship with our current third-party foundries or develop relationships with new foundries. If we or our foundry experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our end customers and our operating results. As new processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as more end customer and third-party intellectual property, into our solutions. We may not be able to achieve higher levels of design integration or deliver new integrated solutions on a timely basis.
We rely on a single third-party wafer fabrication facility for the fabrication of semiconductor wafers and on a limited number of suppliers of other materials, and the failure of this facility or any of these suppliers or additional suppliers to continue to produce wafers or other materials on a timely basis could harm our business and our financial results.
We rely on a single supplier to supply and fabricate silicon wafers used in the manufacture of our IC products and purchases a number of key materials and components used in the manufacture of our products from single or limited sources which means that any disruption in their supply (including ceasing or suspending operations entirely), may require us to transfer manufacturing processes to a new location or facility. Our success is dependent upon our ability to successfully partner with our suppliers and our ability to produce wafers with competitive performance attributes and prices, including smaller process geometries. In addition, terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries are determined through periodic negotiations with wafer foundries, which usually result in short-term agreements that do not provide for long-term supply or allocation commitments for end customers, including us. We cannot guarantee that the foundry that supplies our wafers will offer us competitive pricing terms or other commercial terms important to our business.
We cannot guarantee that our suppliers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. For example, we may experience supply shortages due to the difficulties our supplier and other foundries may encounter if they must rapidly increase their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. Furthermore, we cannot guarantee that the supplier will be able to manufacture sufficient quantities of our products or that they will continue to manufacture a given product for the full life of the product. We could also experience supply shortages due to very strong demand for our products, or a surge in demand for semiconductors in general, which may lead to tightening of foundry capacity across the industry.
We do not have long-term contracts with some of our suppliers and third-party manufacturers. As a result, such supplier or third-party manufacturer can discontinue supplying components or materials to us at any time without penalty. Converting or transferring such fabrication processes from one of our primary facilities to an alternative or backup facility due to a disruption would likely be expensive and could take substantial time, given our highly complex manufacturing and fabrication processes, which incorporate our proprietary technologies. During such a transition, we may attempt to meet end customer demand through our existing inventories, or may attempt to modify partially finished goods to meet the required fabrication specifications. Given the rapid obsolescence timeline to which our products are typically subject, however, we generally do not maintain significant levels of excess inventory and, as a result, it is unlikely that our existing inventory will be sufficient to meet end customer demand during such a transition. In addition, any attempt to modify partially finished goods to meet the required fabrication specifications may not be successful and will require us to incur unanticipated costs. As a result, we may not be able to meet our end customers’ needs during such a transition, which would negatively impact our net sales, potentially damage our end customer relationships and our reputation and may have a material adverse effect on our business, financial condition and results of operations.
Further, public health crises such as an outbreak of contagious diseases like Covid-19 have negatively affected the supply chain for silicon wafers, resulting in shortages, and may affect the operations of our supplier and other foundries. In addition, weak economic conditions may adversely impact the financial health and viability of the supplier and result in its insolvency or its inability to meet its commitments to us. The insolvency of our supplier or any significant manufacturing problem or insufficient foundry capacity would disrupt our operations and negatively impact our financial condition and results of operations.
If we fail to maintain our supplier relationships, if our suppliers do not provide facilities and support for our development efforts, if our suppliers are insolvent or experience financial difficulty, or if we elect or are required to change foundry, we may incur significant costs and delays. If our suppliers are unable to, or do not, manufacture sufficient quantities of our products at acceptable yields, we may be required to allocate the affected products among our end customers, prematurely limit or discontinue the sales of certain products, or incur significant costs to transfer products to another foundry, which could harm our end customer relationships and operating results.

If our foundry vendor does not achieve satisfactory yields or quality, our reputation and end customer relationships could be harmed.
The fabrication of our GaN power ICs is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be suspended. Our foundry vendor, from time to time, experience manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundry vendors could result in lower than anticipated manufacturing yields or unacceptable performance of our ICs. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Poor yields from our foundry vendor, or defects, integration issues or other performance problems in our solutions, could cause us significant end customer relations and business reputation problems, harm our financial results and give rise to financial or other damages to our end customers.
Our end customers might consequently seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.
We rely on the timely supply of materials and new technologies and could suffer if suppliers fail to meet their delivery obligations or raise prices. Certain new technologies and materials needed in our manufacturing operations are only available from a limited number of suppliers.
Our manufacturing operations depend on deliveries of materials in a timely manner and, in some cases, on a just-in-time basis. From time to time, suppliers may extend lead times, limit the amounts supplied or increase prices due to capacity constraints or other factors.
Supply disruptions may also occur due to shortages in critical materials or components. We have encountered shortages and delays in obtaining components and materials and may encounter additional shortages and delays in the future. Because our products are complex, it is frequently difficult or impossible to substitute one type of material with another. Further, a failure by suppliers to deliver requirements could result in disruptions to our third party manufacturing operations. Our business, financial condition and results of operations could be harmed if we are unable to obtain adequate supplies of materials in a timely manner or if there are significant increases in the costs of materials.
In addition, our next-generation technology depends on other new technologies supplied by third-party vendors. We depend on these third parties to supply us with new technology in a timely manner that meets our performance, cost and quality needed by our end customers. We do not have any long-term supply agreements with any of our suppliers. If these new technologies are not available in the future or if we encounter any problems with the delivery, quality, cost or performance of these new technologies, our business could be materially impacted and our financial condition and results of operation could be harmed.
Increased costs of wafers and materials, or shortages in wafers and materials, could increase our costs of operations and our business could be harmed.
Worldwide manufacturing capacity for wafers is relatively inelastic. If the demand for wafers or assembly material exceeds market supply, our supply of wafers or assembly material could quickly become limited or prohibitively expensive. A shortage in manufacturing capacity could also hinder our ability to meet product demand and therefore reduce our revenue.
If greater demand for wafers is not offset by an increase in foundry capacity, market demand for wafers or production and assembly materials increases, or if a supplier of our wafers or other materials ceases or suspends operations, for example due to shutdown measures implemented in response to the Covid-19 outbreak, our supply of wafers and other materials could become limited. Such shortages raise the likelihood of potential wafer price increases, wafer shortages or shortages in materials at production and test facilities, resulting in potential inability to address our end customer product demands and our backlog in a timely manner and reduce our revenue and gross margins. If we are unable to purchase wafers at favorable prices or at all, or we face supply shortages, our financial condition and results of operations will be harmed.
Raw material price fluctuations can increase the cost of our products, impact our ability to meet end customer commitments, and may adversely affect our results of operations.
The cost of raw materials is a key element in the cost of our products. Our inability to offset material price inflation through increased prices to end customers, suppliers, productivity actions, or through commodity hedges could adversely affect our results of operations. Many major components, product equipment items, and raw materials, are procured or subcontracted on a single or sole-source basis. Although we maintain a qualification and performance surveillance process and believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under our contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to our end customer relationships.
Furthermore, increases in the price of wafers, testing costs, and commodities, which may result in increased production costs, mainly assembly and packaging costs, may result in a decrease in our gross margins. Moreover, our suppliers may pass the increase in raw materials and commodity costs onto us which would further reduce the gross margin of our products. In addition, as we are a fabless company, global market trends such as a shortage of capacity to fulfill our fabrication needs also may increase our raw material costs and thus decrease our gross margin.
We depend on independent contractors and third parties to provide key services in our product development and operations, and any disruption of their services, or an increase in cost of these services, could negatively impact our financial condition and results of operations.
We depend on subcontractors to provide cost-effective and efficient services in our product development and supply chain functions, including test and assembly services, software and hardware development, support of intellectual property cores, inventory management, order fulfillment and direct sales logistics.
Our operations and operating results may be negatively impacted if we experience problems with our subcontractors that impact the delivery of product to our end customers. These problems may include: delays in software or hardware development timelines, prolonged inability to obtain wafers or packaging materials with competitive performance and cost attributes; inability to achieve adequate yields or timely delivery; inability to meet end customer timelines or demands, disruption or defects in assembly, test, or shipping services; or delays in stabilizing manufacturing processes or ramping up volume for new products. If our third-party supply chain providers were to reduce or discontinue services for us or their operations are disrupted as a result of a fire, earthquake, act of terrorism, political unrest, governmental uncertainty, war, disease, or other natural disaster or catastrophic event, weak economic conditions, or any other reason, our financial condition and results of operations could be adversely affected.
We rely on our relationships with industry and technology leaders to enhance our product offerings and our inability to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.
We develop many of our products for applications in systems that are driven by industry and technology leaders in mobile consumer electronics, enterprise, eMobility and new energy markets. We work with distributors, resellers, ODMs, and OEMs to define industry conventions and standards within our target markets. We believe that these relationships enhance our ability to achieve market acceptance and widespread adoption of our products. If we are unable to continue to develop or maintain these relationships, our solutions could become less desirable to our end customers, our sales could suffer and our competitive position could be harmed.
We are subject to risks and uncertainties associated with international operations, which may harm our business.
We maintain our operations around the world, including the United States, Ireland, Hong Kong, China, Taiwan and the Philippines. For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, approximately 82%, 92% and 85%, respectively, of our net sales were to end customers in Asia. We allocate revenue among individual countries based on the location to which the products are initially billed even if our end customers’ revenue is attributable to end customers that are located in a different location. As of December 31, 2021, approximately 58% of our workforce was located outside of the United States. In addition, a substantial majority of our products are manufactured, assembled, tested and packaged by third parties located outside of the United States. Our principal assembly and test facilities are located in Taiwan and the Philippines. We also rely on several other wafer fabrication manufacturing partners located throughout Asia. Any conflict or uncertainty in this region, inducing public health or safety concerns or natural disasters, could have a material adverse effect on our business, financial condition and results of operations. Moreover, the global nature of our business subjects us to a number of additional risks and uncertainties, which could harm our business, financial condition and results of operations, including:
•international economic and political conditions and other political tensions between countries in which we do business;
•actual or threatened military conflicts in countries or regions where we do not do business or have manufacturing partners, such as the military conflict between Russia and Ukraine, may increase the likelihood of supply interruptions or disruptions in countries or regions where we do business or in which our manufacturing partners have facilities. Such interruptions or disruptions may make it harder for us to find favorable pricing and reliable sources for materials and services we need to make our products, putting upward pressure on our costs;

•unexpected changes in, or impositions of, legislative or regulatory requirements, including changes in tax laws;
•restrictions on cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States (“CFIUS”) and substantial restrictions on investment from China;
•differing legal standards with respect to protection of intellectual property and employment practices;
•local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”) and other anticorruption laws and regulations;
•exporting or importing issues related to export or import restrictions, including deemed export restrictions, tariffs, quotas and other trade barriers and restrictions; and
•disruptions of capital and trading markets and currency fluctuations.

Our company culture has contributed to our success and if we cannot maintain this culture as it grows, our business could be harmed.
We believe that our company culture, which promotes innovation, open communication, and teamwork, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values and mission;
•the increasing size and geographic diversity of our workforce;
•competitive pressures to move in directions that may divert us from our mission, vision, and values;
•the continued challenges of a rapidly-evolving industry; and
•the increasing need to develop expertise in new areas of business that affect us.
If we are not able to maintain our culture, our business, financial condition, and results of operations could be adversely affected.
Loss of key management or other highly skilled personnel, or an inability to attract such management and other personnel, could adversely affect our business.
We depend on our executive officers and key employees to run our business and on development engineers to develop new products and technologies. The loss of any key personnel could have a material adverse effect on our business. In addition, the market for qualified employees, including skilled engineers and other individuals with the required technical expertise to succeed in business, is highly competitive and an inability to attract, retain and motivate the employees required for the operation of our business could hinder our ability to successfully conduct research activities or develop marketable products.
In addition, we must attract and retain highly qualified personnel, including certain foreign nationals who are not U.S. citizens or permanent residents, many of whom are highly skilled and constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these employees and their ability to remain and work in the U.S. are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations or procedures, including those that may be enacted by the current U.S. presidential administration, may adversely affect our ability to hire or retain such workers, increase operating expenses and negatively impact our ability to deliver products and services, any of which would adversely affect our business, financial condition and results of operations.
The loss of one or more of our executive officers or other key personnel or our inability to locate suitable or qualified replacements could be significantly detrimental to product development efforts and could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, we are dependent on the services of certain of our key personnel. It is possible that we will lose some key personnel, the loss of which could negatively impact the operations and profitability of our company.

We may not be able to effectively manage our growth and may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.
To continue to grow, we must continue to expand our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our future operations. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be adversely affected. If we fail to adequately manage our growth, improve our operational, financial and management information systems, or effectively motivate and manage our new and future employees, it could adversely affect our business, financial condition and results of operations.
We have an accumulated deficit and have incurred net losses in the past, and we may continue to incur net losses in the future.
We have experienced net losses in each year since our inception. As of December 31, 2021, December 31, 2020 and December 31, 2019, we had an accumulated deficit of $228.7 million, $75.9 million and $56.9 million, respectively. We generated net losses of $152.7 million, $19.0 million and $17.3 million in the years ended December 31, 2021, 2020 and 2019, respectively. The losses in 2021 and 2020 were primarily attributable to adding additional headcount to expand new product development and end customer outreach in current markets and the loss in 2019 was primarily due to our expanding headcount and expenses across the company in preparation of future growth.
We expect to continue to make significant investments to support our research and development, sales and marketing and general and administrative functions, as a result it expects these losses to continue for at least the next several years. In addition, if our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.
As a public company, we also continue to incur significant additional legal, accounting and other expenses. If our revenue growth does not exceed the growth of these anticipated expenses, we may not be able to achieve or sustain profitability, and our stock price could decline.
Our actual operating results may differ significantly from our guidance.
From time to time, we provide forward looking estimates regarding our future performance that represent our management’s estimates as of a point in time. These forward-looking statements are based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance on our projections.
Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions and conditions, some of which will change. The principal reason that we provide forward looking information is to provide a basis for our management to discuss our business outlook with stakeholders. Forward looking statements are necessarily speculative in nature, and it can be expected that some or all of the assumptions of our forward-looking statements will not materialize or will vary significantly from actual results. Accordingly, our forward-looking statements are only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our forward-looking statements and the variations may be material. In light of the foregoing, investors are urged not to place undue reliance upon our guidance in making investment decisions.
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remedy these material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.
In connection with the audit of our consolidated financial statements for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. These material weaknesses related to the design of internal controls as follows: (1) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, value and account for complex transactions; and (2) the lack of sufficient accounting resources to maintain segregation of duties, including the lack of internal control to ensure that manual journal entries are reviewed by someone independent of the preparer with the appropriate competence and ability. We have begun implementing and are continuing to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, specifically by hiring additional accounting personnel to augment existing technical expertise as well as to provide the staffing necessary to maintain effective segregation of duties.
If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable Nasdaq listing requirements. Investors may lose confidence in our reported financial information as a result, which would likely have a negative effect on the trading price our stock. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.
Events beyond our control could have an adverse effect on our business, financial condition, results of operations and cash flows.
Our offices in California, the production facilities of third-party wafer suppliers, IC testing and manufacturing facilities, a portion of our assembly and research and development activities, and certain other critical business operations are located in or near seismically active regions and are subject to periodic earthquakes or are subject to power outages, natural disasters, political, social, or economic unrest, and other potentially catastrophic events. For example, our El Segundo operations are located near major earthquake fault lines in California. In the event of a major earthquake, wild fires, hurricane, flooding, or other catastrophic event such as power loss, telecommunications failure, cyber-attack, war, terrorist attack, political, social, or economic unrest, or disease outbreak, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, breaches of data security, or loss of critical data, any of which could have an adverse effect on our future results of operations.
Much of our revenue, as well as our manufacturers and assemblers, are concentrated in Asia, particularly in China. The political, legal and economic risks associated with our operations in foreign countries, in particular China, include, without limitation: expropriation; changes in a specific country’s or region’s political or economic conditions; changes in tax laws, trade protection measures and import or export licensing requirements; difficulties in protecting our intellectual property; difficulties in managing staffing and exposure to different employment practices and labor laws; changes in foreign currency exchange rates; restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions; changes in freight and interest rates; disruption in air transportation between the United States and our overseas locations; loss or modification of exemptions for taxes and tariffs; and compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the FCPA.
In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. There may be conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as COVID-19, avian influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could harm our business. Furthermore, any disaster affecting end customers (or their respective end customers) may significantly negatively impact the demand for our products and therefore our revenue. There is increasing concern that climate change is occurring that may cause a rising number of natural disasters with potentially dramatic effects on human activity.
Fluctuations in foreign exchange rates could have an adverse effect on our results of operations.
We operate in various worldwide locations and our consolidated financial results are reported in U.S. dollars. However, some of the revenue and expenses of our foreign subsidiaries are denominated in local currencies. Fluctuations in foreign exchange rates against the U.S. dollar could result in changes in reported revenues and operating results due to the foreign exchange impact of translating these transactions into U.S. dollars. Currency fluctuations could decrease revenue and increase our operating costs. The impact of foreign currency exchange rates on our revenues and results of operations was de minimis for all periods presented in this annual report.

Our quarterly net sales and operating results are difficult to predict accurately and may fluctuate significantly from period to period. As a result, we may fail to meet the expectations of investors, which could cause our stock price to decline.
We operate in a highly dynamic industry and our future operating results could be subject to significant fluctuations, particularly on a quarterly basis. Our quarterly net sales and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. A significant percentage of our net sales in each fiscal quarter is dependent on sales that are booked and shipped during that fiscal quarter and are typically attributable to a large number of orders from diverse end customers and markets. As a result, accurately forecasting our operating results in any fiscal quarter is difficult. If our operating results do not meet the expectations of securities analysts and investors, the our stock price may decline. Additional factors that can contribute to fluctuations in our operating results include:
•the rescheduling, increase, reduction or cancellation of significant end customer orders;
•the timing of end customer qualification of our products and commencement of volume sales by our end customers of systems that include our products;
•the timing and amount of research and development and sales and marketing expenditures;
•the rate at which our present and future end customers and end users adopt our technologies in our target end markets;
•the timing and success of the introduction of new products and technologies by we and our competitors, and the acceptance of our new products by our end customers;
•our ability to anticipate changing end customer product requirements;
•our gain or loss of one or more key end customers;
•the availability, cost and quality of materials and components that we purchases from third- party vendors and any problems or delays in the fabrication, assembly, testing or delivery of our products;
•the availability of production capacity at our third-party wafer fabrication facility or other third-party subcontractors and other interruptions in the supply chain, including as a result of materials shortages, bankruptcies or other causes;
•supply constraints for and changes in the cost of the other components incorporated into our end customers’ products;
•our ability to reduce the manufacturing costs of our products;
•fluctuations in manufacturing yields;
•the changes in our product mix or end customer mix;
•competitive pressures resulting in lower than expected ASPs;
•the timing of expenses related to the acquisition of technologies or businesses;
•product rates of return or price concessions in excess of those expected or forecasted;
•the emergence of new industry standards;
•product obsolescence;
•unexpected inventory write-downs or write-offs;
•costs associated with litigation over intellectual property rights and other litigation;
•the length and unpredictability of the purchasing and budgeting cycles of our end customers;
•loss of key personnel or the inability to attract qualified engineers;

•the quality of our products and any remediation costs;
•adverse changes in economic conditions in various geographic areas where we or our end customers do business;
•the general industry conditions and seasonal patterns in our target end markets;
•other conditions affecting the timing of end customer orders or our ability to fill orders of end customers subject to export control or U.S. economic sanctions; and
•geopolitical events, such as war, threat of war or terrorist actions, or the occurrence of pandemics, epidemics or other outbreaks of disease, including the current Covid-19 pandemic, or natural disasters, and the impact of these events on the factors set forth above.
We may experience a delay in generating or recognizing revenues for a number of reasons. Open orders at the beginning of each quarter are typically lower than expected net sales for that quarter and are generally cancelable or reschedulable with minimal notice. Accordingly, we depend on obtaining orders during each quarter for shipment in that quarter to achieve our net sales objectives and failure to fulfill such orders by the end of a quarter may adversely affect our operating results. Furthermore, our end customer agreements typically provide that the end customer may delay scheduled delivery dates and cancel orders within specified timeframes without significant penalty. In addition, we maintain an infrastructure of facilities and human resources in several locations around the world and have a limited ability to reduce the expenses required to maintain such infrastructure. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted net sales or changes in levels of our end customers’ forecasted demand could materially and adversely impact our business, financial condition and results of operations. Due to our limited ability to reduce expenses, in the event our revenues decline or our forecasted net sales do not meet our expectations, it is likely that in some future quarters our operating results will decrease from the previous quarter or fall below the expectations of securities analysts and investors. As a result of these factors, our operating results may vary significantly from quarter to quarter. Accordingly, you are cautioned not to place undue reliance on period-to-period comparisons of our results of operations. Any shortfall in net sales or net income from a previous quarter or from levels expected by the investment community could cause a decline in the trading price of our stock.
Due to our limited operating history, we may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses.
We were incorporated in 2013 and first generated product revenue in the second quarter of fiscal year 2018. As a result, we have a limited operating history from which to predict future revenue. This limited operating experience, combined with the rapidly evolving nature of the markets in which we sell our products, substantial uncertainty concerning how these markets may develop and other factors beyond our control, limits our ability to accurately forecast quarterly or annual revenue.
The nature of our business and length of the sales cycle makes our revenue, gross margin and net income (loss) subject to fluctuation and difficult to accurately predict.
A number of factors, including how products are manufactured to support end markets, yield, wafer pricing, cost of packaging raw materials, product mix, market acceptance of our new products, competitive pricing dynamics, product quality, geographic and/or end market mix, and pricing strategies, can cause our revenue, gross margins and net income (loss) to fluctuate significantly either positively or negatively from period to period.
We have limited visibility into the timing of demand for our products, particularly new products, because demand for our products depends upon our products being designed into end customers’ products and those products achieving market acceptance. During our sales cycle, our end customers typically test and evaluate our products prior to deciding to include our products into the design of their own products, and then require additional time to begin volume production of their products. This lengthy sales cycle may cause us to incur significant expenses, experience significant production delays and to incur additional inventory costs before we receive an end customer order that may be delayed or never get placed. A key strategic end customer may demand certain design or production resources to meet their requirements or work on a specific solution, which could cause delays in our normal development schedule and result in significant investment of our resources or missed opportunities with other potential end customers. We may incur these expenses without generating revenue from our products to offset the expenses.
While our sales cycles are typically long, our average product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. Our inventory levels may be higher than historical norms, from time to time, due to inventory build decisions aimed at meeting expected demand from a single large customer, reducing direct material cost or enabling responsiveness to expected demand. In the event the expected demand does not materialize, or if our short sales cycle does not generate sufficient revenue, we may be subject to incremental excess and obsolescence costs.
These factors make it difficult for us to accurately forecast future sales and project quarterly revenues. The difficulty in forecasting future sales weakens our ability to project our inventory requirements, which could result, and in the past has resulted, in inventory write-downs or failure to meet end customer product demands in a timely manner. While we may give guidance, the difficulty in forecasting revenues as well as the relative end customer and product mix of those revenues limits our ability to provide accurate forward-looking revenue and gross margin guidance.
While we intend to continue to invest in research and development, we may be unable to make the substantial investments that are required to remain competitive in our business.
The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $27.8 million in the fiscal year ended 2021, $13.0 million in fiscal year 2020 and $11.1 million in fiscal year 2019. We expect to continue to increase our research and development expenditures as compared to prior periods as part of our strategy. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.
Shifts in our product mix or end customer mix may result in declines in gross margin.
Gross margins on individual products fluctuate over the product’s life cycle. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, end customer mix, the introduction of new products, decreases in ASPs for older products and our ability to reduce product costs. We expect these fluctuations to continue in the future.
Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.
We prepare our consolidated financial statements to conform to generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting rules and regulations. Changes in those accounting rules can have a significant effect on our financial results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
A portion of our Earnout Shares are accounted for as liabilities and the changes in value of our Earnout Shares could have a material effect on our financial results.
A portion of our Earnout Shares are accounted for as liabilities and changes in value of our Earnout Shares could have a material effect on our financial results. In particular, the fair value of the contingent consideration liability will be remeasured each reporting period and changes in value will be reflected in net income (loss). As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Earnout Shares each reporting period and that the amount of such gains or losses could be material.
From time to time, we may rely on strategic partnerships, joint ventures and alliances for manufacturing and research and development. However, we may not control these partnerships and joint ventures, and actions taken by any of our partners or the termination of these partnerships or joint ventures could adversely affect our business.
As part of our strategy, we may enter into a number of long-term strategic partnerships and alliances. There can be no assurances that they will be successful. We may have interests that diverge from those of our joint venture partners or other strategic partners and we may not be able to direct the management and operations of the joint venture or other strategic relationship in the manner we believe is most appropriate, exposing us to additional risk. In addition, if any of our current strategic partners or alliances we may engage with in the future were to encounter financial difficulties or change their business strategies, they may no longer be able or willing to participate in these groups or alliances, which could have a material adverse effect on our business, financial condition and results of operations.
We may from time to time desire to exit certain programs or businesses, or to restructure our operations, but may not be successful in doing so.

From time to time, we may decide to divest certain businesses or restructure our operations, including through the contribution of assets to joint ventures. However, our ability to successfully exit businesses, or to close or consolidate operations, depends on a number of factors, many of which are outside of our control. For example, if we are seeking a buyer for a particular business, none may be available, or we may not be successful in negotiating satisfactory terms with prospective buyers. In addition, we may face internal obstacles to our efforts. In some cases, particularly with respect to European operations, there may be laws or other legal impediments affecting our ability to carry out such sales or restructuring.
If we are unable to exit a business in a timely manner, or to restructure our operations in a manner we deem to be advantageous, this could have a material adverse effect on our business, financial condition and results of operations. Even if a divestment is successful, we may face indemnity and other liability claims by the acquirer or other parties.
We may pursue mergers, acquisitions, investments and joint ventures, which could divert our management’s attention or otherwise disrupt our operations and adversely affect our results of operations.
We may pursue growth opportunities by acquiring complementary businesses, solutions or technologies through strategic acquisitions, investments or partnerships. There can be no assurances that they will be successful. The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming and can distract our management team from our current operations. If such strategic transactions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all, and such transaction may adversely affect our liquidity and capital structure. We may also choose to divest certain non-core assets, which divestitures could lead to charges against earnings and may expose us to additional liabilities and risks. Any strategic transaction might not strengthen our competitive position, may increase some of our risks, and may be viewed negatively by our end customers, partners or investors. Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, systems, control environment, solutions, personnel or operations into our business or global tax structure. We may experience unexpected changes in how we are required to account for strategic transactions pursuant to U.S. GAAP and may not achieve the anticipated benefits of any strategic transaction. We may incur unexpected costs, claims or liabilities that we incur during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions post acquisition for which we have limited or no recourse.
We may require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional capital to respond to business opportunities and challenges, including the need to develop new features and products or enhance existing services, improve operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in debt or equity financings to secure additional funds. Any such financing secured in the future would increase expenses and could involve restrictive covenants relating to capital raising activities or create significant shareholder dilution, which may make it more difficult to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on favorable terms, if at all. If we are unable to obtain adequate financing or financing on satisfactory terms when required, our ability to continue to support business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.
Servicing our debt and other payment obligations requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debts.
Our ability to make scheduled payments or to refinance our obligations under our debt arrangements depends on our future performance and available cash, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, other repayment obligations and/or make necessary investments or capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on favorable terms, which could result in a default on our debt or repayment obligations.
Our loan agreement contains certain restrictive covenants that may limit our operating flexibility.
Our loan agreement contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event that we incur additional indebtedness, merge with other companies or enter into or consummate certain change of control transactions, acquire other companies, make certain investments, transfer or dispose of assets, amend certain material agreements, or enter into certain other transactions. We may not be able to generate sufficient cash flow or sales to pay the principal and interest under our outstanding debt obligations. Furthermore, our future working capital, borrowings, or equity financing could be unavailable to repay or refinance the amounts outstanding under our current debt obligation. In the event of a liquidation, our existing and any future lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our existing and any future lenders, were first repaid in full.
Our business depends on the proper functioning of internal processes and information technology systems. A failure of these processes and systems, data breaches, cyber-attacks, or cyber-fraud may cause business disruptions, compromise our intellectual property or other sensitive information, litigation or government actions, or result in losses.
We rely on the efficient and uninterrupted operation of complex information technology applications, systems and networks to operate our business. The reliability and security of information technology infrastructure and software, and our ability to expand and continually update technologies in response to changing needs is critical to our business. Any significant interruption in these applications, systems or networks, including but not limited to new system implementations, computer viruses, cyberattacks, security breaches, facility issues or energy blackouts, could have a material adverse impact on our business, financial condition and results of operations.
Cyber-attacks attempting to obtain access to our computer systems and networks could result in the misappropriation of proprietary information and technology. Although we have not experienced a breach or incident to date, there can be no assurance that a future breach or incident will not have a material impact on our operations and financial results. In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. In the event of such breaches, we, our end customers or other third parties could be exposed to potential liability, litigation, and regulatory action, as well as the potential loss of existing or potential end customers, damage to reputation, and other financial loss.
In addition, the cost and operational consequences of responding to attempted breaches and implementing remediation measures could be significant.
Cyber-attacks or other catastrophic events could result in interruptions or delays to us, our end customers, or other third-party operations or services, financial loss, potential liability, and damage our reputation and affect our relationships with end customers and suppliers.
Further, we may be subject to theft, loss, or misuse of personal and confidential data regarding our employees, end customers and suppliers that is routinely collected, used, stored, and transferred to run our business. Such theft, loss, or misuse could result in significantly increased business and security costs or costs related to defending legal claims.
Even though we have taken measures to comply with current federal, state, or international privacy-related or data protection laws and regulations, material changes in these laws and regulations could result in increased costs on Navitas in order to maintain compliance.
Our business also depends on various outsourced IT services. We rely on third-party vendors to provide critical services and to adequately address cyber security threats to their own systems. Any material failure of third-party systems and services to operate effectively could disrupt our operations and could have a material adverse effect on our business, financial condition and results of operations.
Our business is exposed to the risks associated with litigation, investigations and regulatory proceedings.
We may in the future face legal, administrative and regulatory proceedings, claims, demands and/or investigations involving shareholder, consumer, employment, third-party manufacturers, subcontractors, competition and/or other issues relating to our business on a global basis. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from manufacturing or selling certain products, engaging in certain business practices, or requiring other remedies, such as compulsory licensing of patents. An unfavorable outcome or settlement may result in a material adverse impact on our business, results of operations, financial position, and overall trends. In addition, litigation, regardless of outcome, could result in substantial costs, reputational harm and a diversion of management’s attention and resources, and any litigation may have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, the laws and regulations our business is subject to are complex and change frequently. We may be required to incur significant expense to comply with changes in, or remedy violations of, these laws and regulations.

Inadequate internal controls could result in inaccurate financial reporting.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, our stakeholders could lose confidence in our financial reporting, which could adversely affect results of our business and our enterprise value.
We will need to undertake significant efforts to strengthen our processes and systems and adapt them to changes as our business evolves. This continuous process of maintaining and adapting our internal controls is expensive and time-consuming and requires significant management attention. We cannot be certain that our internal control measures will, in the future, provide adequate control over our financial processes and reporting. Furthermore, as our business evolves and if we expand through acquisitions of other companies or make significant investments in other companies or enters into joint development and similar arrangements, our internal controls may become more complex and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify additional material weaknesses in the future, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our enterprise value.
Our ability to receive timely payments from or the deterioration of the financial conditions of, our distributors or our end customers could adversely affect our operating results.
Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our end customers to determine an appropriate allowance for doubtful accounts. Based on our review of our customers, nearly all of which are distributors, annually and as of December 31, 2021, 2020 and December 31, 2019, respectively, we believe all of our receivables are collectable. If our doubtful accounts, however, were to exceed our current or future allowance for doubtful accounts, our business, financial condition, and results of operations would be adversely affected.
If we do not sustain our growth rate, we may not be able to execute our business plan and our operating results could suffer.
We have experienced significant growth in a short period of time. Our net revenue increased from zero in fiscal year 2017, to $11.8 million in fiscal year 2020, to $23.7 million in fiscal year 2021. We may not achieve similar growth rates in future periods. You should not rely upon our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of Navitas’ future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
Our margins are dependent on us achieving continued yield improvement.
We rely on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining acceptable margins. To the extent such cost reductions and new product introductions do not occur in a timely manner, or that our products do not achieve market acceptance or market acceptance at acceptable pricing, our forecasts of future revenue, financial condition, and operating results could be harmed.
Risks Related to Taxes
We could be subject to domestic or international changes in tax laws, tax rates or the adoption of new tax legislation, or we could otherwise have exposure to additional tax liabilities, which could adversely affect our business, results of operations, financial condition or future profitability.
The Company and Legacy Navitas are a U.S. corporation for U.S. federal income tax purposes and thus subject to U.S. corporate income tax on our worldwide income. In addition, because Legacy Navitas is also incorporated under Irish law, Legacy Navitas is also subject to Irish income tax on its worldwide income. We, through our foreign subsidiaries, are subject to income taxes in other foreign jurisdictions as a result of foreign operations in such jurisdictions. Thus, new laws and policy relating to either U.S., Irish or other applicable foreign jurisdiction taxes may have an adverse effect on our business and future profitability. Further, existing U.S., Irish or other foreign tax laws, statutes, rules, regulations, ordinances or treaties could be interpreted, changed, modified or applied adversely to us, possibly with retroactive effect. For example, several tax proposals in the U.S. would, if enacted, make significant changes to U.S. tax laws. Such proposals include, but are not limited to, (i) an increase in the U.S. income tax rate applicable to corporations from 21% to

28%, (ii) an increase in the maximum U.S. federal income tax rate applicable to individuals and (iii) an increase in the U.S. federal income tax rate for long term capital gain for certain taxpayers with income in excess of a threshold amount. Congress may consider, and could include, some or all of these proposals in connection with tax reform to be undertaken by the current administration. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect (or whether such changes would have retroactive effect). The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability. Further, we could be adversely impacted by changes in tax treaties or the interpretation or enforcement thereof by any tax authority. Such changes could materially and adversely affect the effective tax rate of our business and require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate.
Legacy Navitas is a tax resident of, and is subject to tax in, both the United States and Ireland. While we intend to pursue relief from double taxation under the double tax treaty between the United States and Ireland, there can be no assurance that such efforts will be successful. Accordingly, the status of Legacy Navitas as a tax resident in the U.S. and Ireland may result in an increase in our cash tax obligations and effective tax rate, which increase may be material.
Because Legacy Navitas is registered as a Delaware limited liability company and because it is treated as a U.S. corporation under Section 7874 of the Code and the Treasury Regulations promulgated thereunder, it is treated as a U.S. corporation for U.S. federal income tax purposes. Because Legacy Navitas is treated as a domestic corporation for U.S. federal income tax purposes, among other consequences, it is generally subject to U.S. federal income tax on its worldwide income, and its dividends are treated as dividends from a U.S. corporation. Regardless of the application of Section 7874 of the Code and its registration as a Delaware limited liability company, Legacy Navitas is also treated as an Irish tax resident for Irish income tax purposes as a consequence of being incorporated under the laws of Ireland. Therefore, because Legacy Navitas is a tax resident of Ireland and the U.S., it could be liable for both U.S. and Irish taxes on its worldwide income and dividends paid by it to us could be subject to Irish withholding taxes.
While we intend to pursue relief from double taxation under the double tax treaty between the United States and Ireland, there can be no assurance that such efforts will be successful or result in a favorable outcome. Accordingly, the status of Legacy Navitas as a tax resident in the United States and Ireland may result in an increase in its cash tax obligations and effective tax rate, which increase may be material.
As a consequence of Legacy Navitas being treated as an inverted domestic corporation under the Homeland Security Act, the U.S. federal government and certain state and local governments may refrain from entering into contracts with it in the future, which could substantially decrease the value of our business and, accordingly, the value of our common shares.
The Federal Acquisition Regulation (“FAR”) prohibits U.S. federal government agencies from using appropriated (or otherwise made available) funds for contracts with a foreign incorporated entity, or a subsidiary of such an entity, that is an “inverted domestic corporation,” as defined in the Homeland Security Act at 6 U.S.C. § 395(b). This means that government agencies may be prohibited from entering into new contracts with an inverted domestic corporation, and may be prohibited from paying for contractor activities on existing contracts after the date of the “inversion.” If our business becomes heavily dependent upon revenues generated from U.S. federal government contracts, the treatment of Legacy Navitas as an inverted domestic corporation could substantially decrease the value of our business and, accordingly, the value of our common shares. The application of the “inverted domestic corporation” definition is somewhat unclear due to the lack of detailed regulations or other guidance promulgated with respect to the relevant provisions of the Homeland Security Act (or similar state or local rules). Section 7874 of the Code, discussed above, includes substantially similar provisions regarding the determination of whether a foreign corporation is treated as a U.S. domestic corporation for U.S. federal income tax purposes. While the regulatory provisions and other guidance issued by the IRS and the Treasury Department with respect to Section 7874 of the Code provide more detailed guidance, which interprets Section 7874 of the Code as having expansive application, these regulations do not explicitly apply for the purposes of determining whether a corporation is an inverted domestic corporation under the Homeland Security Act (or similar state or local rules), and it is unclear to what extent they should be viewed as interpretive guidance for such purposes. As discussed above, Legacy Navitas is treated as a U.S. domestic corporation under Section 7874 of the Code. Therefore, if the expansive guidance issued by the IRS and Treasury Department were viewed as interpretive for purposes of the definition of “inverted domestic corporation” in the Homeland Security Act (or similar state or local rules), it is expected that Legacy Navitas will be treated as an inverted domestic corporation for such purposes.
Any adjustment to the purchase price of the assets that were transferred pursuant to the restructuring of Legacy Navitas in 2020 could adversely impact our tax position.

In connection with the restructuring of Legacy Navitas in 2020, substantially all of the intellectual property and other intangible assets of Legacy Navitas were sold from a subsidiary of the Legacy Navitas group to Navitas Ireland. Legacy Navitas has recently obtained a third-party valuation of the transferred assets to support the purchase price paid for such assets. However, there can be no assurance that the relevant taxing authorities will agree with the purchase price ascribed to the transferred assets, and an adjustment to the purchase price could adversely impact Legacy Navitas’ tax position.
As a result of the plans to expand our business operations, including to jurisdictions in which tax laws may not be favorable, our obligations may change or fluctuate, become significantly more complex or become subject to greater risk of examination by taxing authorities, any of which could adversely affect our after-tax profitability and financial results.
In the event our business expands domestically or internationally, our effective tax rates may fluctuate widely in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under U.S. GAAP, changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Additionally, we may be subject to tax on more than one-hundred percent of our income as a result of such income being subject to tax in multiple state, local or non-U.S. jurisdictions. Factors that could materially affect our future effective tax rates include, but are not limited to: (a) changes in tax laws or the regulatory environment, (b) changes in accounting and tax standards or practices, (c) changes in the composition of operating income by tax jurisdiction and (d) pre-tax operating results of the combined business.
Additionally, we may be subject to significant income, withholding and other tax obligations in the United States and Ireland and may become subject to taxes in numerous additional state, local and non-U.S. jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Our after-tax profitability and financial results could be subject to volatility or be affected by numerous factors, including: (a) the availability of tax deductions, credits, exemptions, refunds (including refunds of value added taxes) and other benefits to reduce tax liabilities; (b) changes in the valuation of deferred tax assets and liabilities; (c) expected timing and amount of the release of any tax valuation allowances; (d) tax treatment of stock-based compensation; (e) changes in the relative amount of earnings subject to tax in the various jurisdictions in which we operate; (f) the potential expansion into or otherwise becoming subject to tax in additional jurisdictions; (g) changes to the existing intercompany structure (and any costs related thereto) and business operations; (h) the extent of intercompany transactions and the extent to which taxing authorities in the relevant jurisdictions respect such intercompany transactions; and (i) the ability to structure our operations in an efficient and competitive manner. Outcomes from audits or examinations by taxing authorities could have an adverse effect on our after-tax profitability and financial condition. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be adversely affected.
Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.
We have incurred net operating losses for U.S. federal income tax purposes since our inception. To the extent that we continue to generate U.S. federal net operating losses, amounts which are not used to offset taxable income may carry forward to offset future taxable income, if any, for U.S. federal income tax purposes until such carryforwards expire, if at all. As of December 31, 2021, Navitas had U.S. federal net operating loss carryforwards of approximately $100.1 million.
Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the TCJA or the CARES Act.
In addition, our U.S. federal net operating loss carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Under Sections 382 and 383 of the Code, the deductibility of our U.S. federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our common stock. Under Section 382 of the Code, if a corporation experiences an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income may be limited. An ownership change pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5 percent of a corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If we have experienced an ownership change at any time since our inception, utilization of the U.S. federal net operating loss carryforwards or other

U.S. federal tax attributes would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of our common stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of our U.S. federal net operating loss carryforwards before utilization. Additionally, future changes in our stock ownership, which may be outside our control, may trigger an ownership change. Our U.S. federal net operating losses may also be impaired under state tax laws. Accordingly, we may not be able to utilize a material portion of our U.S. federal net operating loss carryforwards. We have not yet determined any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income for U.S. federal income tax purposes in the future, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Risks Related to Our Intellectual Property
We may not be able to adequately protect our intellectual property rights. If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.
Much of the technology used in the markets in which we compete is protected by patents and trade secrets, and our commercial success will depend in significant part on our ability to obtain and maintain patent and trade secret protection for our products and methods. To compete in these markets, we rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights. Our intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of intellectual property on reasonable terms. In addition, our intellectual property may be subject to infringement or other unauthorized use outside of the United States. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of our intellectual property rights or our inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations. The loss of our patents could reduce the value of the related products that practice such patents. In addition, the cost to litigate infringements of our patents, or the cost to defend ourselves against patent infringement actions by others, could be substantial and, if incurred, could materially affect our business and financial condition.
Proprietary trade secrets and unpatented know-how are also very important to our business. We rely on trade secrets to protect certain aspects of our technology, especially where we do not believe that patent protection is appropriate or obtainable. However, trade secrets can be difficult to protect. Our employees, consultants, contractors, outside collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential or proprietary information. Enforcing a claim that a third party illegally obtained and is using our trade secrets may be expensive and time consuming Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
We may not be able to obtain additional patents and the legal protection afforded by any additional patents may not adequately cover the full scope of our business or permit us to gain or keep competitive advantage.
Our ability to obtain additional patents is uncertain and the legal protection afforded by these patents may not adequately protect our rights or permit us to gain or keep competitive advantage. In addition, the specific content required of patents and patent applications that are necessary to support and interpret patent claims can be uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or interpretations of patent laws in the United States or elsewhere may diminish the value of our intellectual property or narrow the scope of our patent protection. Even if patents are issued regarding our products and processes, our competitors may challenge the validity of those patents.
If we infringe or misappropriate, or are accused of infringing or misappropriating, the intellectual property rights of third parties, we may incur substantial costs or prevent us from being able to commercialize new products.
The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we may receive communications from third parties that allege that our products or technologies infringe their patent or other intellectual property rights. Lawsuits or other proceedings resulting from allegations of infringement could subject us to significant liability for damages, invalidate our proprietary rights and adversely affect our business. In the event that any third-party succeeds in asserting a valid claim against us or any of our end customers, we could be forced to do one or more of the following:
•discontinue selling, importing or using certain technologies that contain the allegedly infringing intellectual property which could cause us to stop manufacturing certain products;
•seek to develop non-infringing technologies, which may not be feasible;
•incur significant legal expenses;
•pay substantial monetary damages to the party whose intellectual property rights we may be found to be infringing; and/or
•we or our end customers could be required to seek licenses to the infringed technology that may not be available on commercially reasonable terms, if at all.
We may not prevail in such matters or be able to license any valid and infringed patens from third parties on commercially reasonable terms. This could result in the loss of our ability to import and sell our products or require us to pay costly royalties to third parties in connection with sales of our products. In addition, if a third-party causes us to discontinue the use of any technologies, we could be required to design around those technologies. This could be costly and time consuming and could have an adverse effect on our financial results. Any significant impairments of intellectual property rights from any litigation we face could materially and adversely impact our business, financial condition, results of operations and our ability to compete.
In addition, we could be subject to claims that our employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of third parties. If we are unable to resolve claims that may be brought against us by third parties related to their intellectual property rights on terms acceptable to us, we may be precluded from offering some of our products or using some of our processes. Defending ourselves against third-party claims, including litigation in particular, may be costly and time consuming and may divert management’s attention from our business.
Our ability to design and introduce new products in a timely manner is dependent upon third-party IP, including third party and “open source” software.
In the design and development of new products and product enhancements, we rely on third-party intellectual property such as software development tools and hardware testing tools. Furthermore, certain product features rely on intellectual property acquired from third parties, including hardware and software tools and products. The design requirements necessary to meet future consumer demands for more features and greater functionality from semiconductor products may exceed the capabilities of the third-party intellectual property or development tools that are available to us. In addition, hardware and software tools and products procured from third parties may contain design or manufacturing defects that such third parties are unable to resolve, including flaws that could unexpectedly interfere with the operation of our products. Furthermore, some of the software licensed from third parties may not be available in the future on terms acceptable to us or allow our products to remain competitive. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or the enhancement of existing products. If the third-party intellectual property that we use becomes unavailable or fails to produce designs that meet consumer demands, our business could be harmed.

Risks Related to Regulatory Compliance
Our failure to comply with the large body of laws and regulations to which we are subject or to successfully develop and implement policies, procedures and practices intended to facilitate compliance with such laws and regulations could have a material adverse effect on our business and operations.
We are subject to regulation by various governmental agencies in the United States and other jurisdictions in which we operate, including China, Taiwan, the Philippines, Hong Kong and Korea. In addition, the laws and regulations our business is subject to are complex and change frequently.
We may be required to incur significant expenses to comply with changes in applicable regulations and requirements and our failure to comply with any applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines, damages, penalties, or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially and adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and financial resources.
We are subject to export restrictions and laws affecting trade and investments that could materially and adversely affect our business and results of operations.
Since the beginning of 2018, there have been several instances of U.S. tariffs on Chinese goods, some of which prompted retaliatory Chinese tariffs on U.S. goods. In May 2019, the U.S. President issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. These actions could lead to additional restrictions on the export of products that include or enable certain technologies, including products we provide to China-based end customers.
The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively affecting China’s overall economic condition, which could have negative repercussions on our business.
Furthermore, the imposition of tariffs could cause a decrease in the sales of products to end customers located in China or other end customers selling to Chinese end users, which could materially and adversely affect our business, financial condition and results of operations.
We are subject to U.S. laws and regulations that could limit and restrict the export of some products and services and may restrict transactions with certain end customers, business partners and other persons, including, in certain cases, dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies and in other circumstances we may be required to obtain an export license before exporting the controlled item. Compliance with these laws and regulations could materially limit operations or sales, which would materially and adversely affect our business and results of operations.
In addition, U.S. laws and regulations and sanctions, or threat of sanctions, that could limit and restrict the export of some of our products and services to end customers, may also encourage end customers to develop their own solutions to replace our products, or seek to obtain a greater supply of similar or substitute products from competitors that are not subject to these restrictions, which could materially and adversely affect our business, financial condition and results of operations.
Further, our sales may be adversely affected by the current and future political environment in China and the policies of the China Central Government. China’s government has exercised and continues to exercise substantial control over nearly all sectors of the Chinese economy through regulation and state ownership. Our ability to ship products to China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, China’s government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that China’s government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. The United States government has called for substantial changes to foreign trade policy with China and has raised (as well as has proposed to further raise in the future), tariffs on several Chinese goods. China has retaliated with increased tariffs on United States goods. Any further changes in United States trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. Any changes in United States and China relations, including through changes in policies by the Chinese government could adversely affect our financial condition and results of operations, including: changes in laws, regulations or the interpretation thereof, confiscatory taxation, governmental royalties, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises.
In addition, there may be circumstances where we may have to incur premium freight charges to expedite the delivery of our products to end customers or as a result of being required to ship to alternative ports due to local Chinese government regulations or delays at the ports that we typically utilize. If we incur a significant amount of freight charges, our gross profit will be negatively affected if we are unable to pass on those charges to end customers.
In order to comply with environmental and occupational health and safety laws and regulations, we may need to modify our activities or incur substantial costs, and such laws and regulations, including any failure to comply with such laws and regulations, could subject us to substantial costs, liabilities, obligations and fines, or require it to have suppliers alter their processes.
The semiconductor industry is subject to a variety of international, federal, state, local and non-U.S. laws and regulations governing pollution, environmental protection and occupational health and safety. Compliance with current or future environmental and occupational health and safety laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business. Environmental and occupational health and safety laws and regulations have tended to become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business.
Conflict minerals and other supply chain diligence and disclosure regulations may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.
The SEC has disclosure requirements for companies that use conflict minerals in their products. Some of these metals are commonly used in semiconductors devices, including our products. These SEC rules require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We have numerous foreign suppliers, many of whom are not obligated by law to investigate their own supply chains. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products. In addition, because our supply chain is with third parties, we may not be able to sufficiently verify the origin of all the relevant metals used in our products through the due diligence procedures we implement. We may also face difficulties in satisfying our end customers if they require that we prove or certify that our products are “conflict free.” Key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet end customer requirements, end customers may discontinue purchasing from us. Any of these outcomes could adversely impact our business, financial condition or operating results.
We could be adversely affected by violations of applicable anti-corruption laws or violations of our internal policies designed to ensure ethical business practices.
We operate in a number of countries throughout the world, including in countries that do not have as strong a commitment to anti-corruption and ethical behavior that is required by U.S. laws or by corporate policies. We are subject to the risk that we, our U.S. employees or our employees located in other jurisdictions or any third-parties that we engage to do work on our behalf in foreign countries may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the FCPA. In addition, we operate in certain countries in which the government may take an ownership stake in an enterprise and such government ownership may not be readily apparent (thereby increasing potential FCPA violations). Any violation of the FCPA or any similar anti-corruption law or regulation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. In addition, the we will have internal ethics policies that we require our employees to comply with in order to ensure that our business is conducted in a manner that our management deems appropriate. If these anti-corruption laws or internal policies were to be violated, our reputation and operations could also be substantially harmed.
Compliance with state, federal, and foreign laws and regulations related to privacy, data use, and security may require increased capital expenditure, and a failure to comply with such laws and regulations could adversely affect us.
We are subject to state and federal laws and regulations related to privacy, data use, and security. In addition, in recent years, there has been a heightened legislative and regulatory focus on data security. Legislation has been introduced in Congress and there have been several Congressional hearings addressing these issues. In addition, several states have enacted privacy or security breach legislation requiring varying levels of consumer notification in the event of a security breach, and granting consumers broader or new rights with respect to personal data that a business collects about them. For example, California passed the California Consumer Privacy Act (“CCPA”), which enhances consumer protection and privacy rights by granting consumers resident in California new rights with respect to the collection of their personal data and imposing new operational requirements on businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Several other states are considering similar legislation. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data.
Foreign governments are raising similar privacy and data security concerns. In particular, the European Union has enacted a General Data Protection Regulation (“GDPR”), which became effective in May 2018. China, Russia, Japan, and other countries in Latin America and Asia are also strengthening their privacy laws and the enforcement of privacy and data security requirements. Complying with such laws and regulations may be time-consuming and require additional resources, and could therefore harm our business, financial condition, and results of operations.

In addition, personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. To address these issues, the Standing Committee of the National People’s Congress promulgated the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”), which took effect on June 1, 2017. The Cyber Security Law sets forth various requirements relating to the collection, use, storage, disclosure and security of data, among other things. Various Chinese agencies are expected to issue additional regulations in the future to define these requirements more precisely. These requirements may increase our costs of compliance. Any failure by us to comply with the Cyber Security Law and the relevant regulations and policies could result in further cost and liability to us and could adversely affect our business and results of operations. Additionally, increased costs to comply with, and other burdens imposed by, the Cyber Security Law and relevant regulations and policies that are applicable to the businesses of our suppliers, vendors and other service providers, as well as our end customers, could adversely affect our business and results of operations.
Any failure, or perceived failure, by us to comply with any federal, state, local or foreign privacy or consumer protection-related laws, regulations or other principles or orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other penalties or liabilities or require us to change our operations and/or cease using certain data sets.
Regulations and evolving legislation governing issues involving climate change and sustainability could result in increased operating costs, which could have a material adverse effect on our business.
A number of international, federal, state or local governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impact of climate change. For example, the United States Environmental Protection Agency (“EPA”) issued a notice of finding and determination that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment, which allowed EPA to begin regulating emissions of GHGs under existing provisions of the Clean Air Act (“CAA”). Legislation and increased regulation regarding climate change could impose significant costs on Navitas and its suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring, permitting, reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas and countries not subject to such limitations. Given the political significance, regulatory or compliance obligations and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These impacts may adversely impact the cost, production and financial performance of our operations.
Risks Related to Ownership of Our Common Stock
Concentration of ownership among existing executive officers, directors and their affiliates, including the investment funds they represent, may prevent new investors from influencing significant corporate decisions.
At December 31, 2021, our executive officers, directors and their affiliates, including the investment funds they represent, as a group beneficially owned approximately 34% of our outstanding Class A Common Stock. As a result, these stockholders will be able to exercise a significant level of control over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
The price of our Class A Common Stock may be volatile and may decline, resulting in a loss of some or all of your investment.
The price of our Class A Common Stock may fluctuate due to a variety of factors, including:
•changes in the industries in which we and our end customers operate;
•developments involving our competitors;
•developments involving our suppliers;

•actual or anticipated fluctuations in our results of operations due to, among other things, changes in end customer demand, product life cycles, pricing, ordering patterns, and unforeseen operating costs;
•changes in laws and regulations affecting our business, including export control laws;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry or failure of securities analysts to initiate coverage, or to continue to cover us, changes in financial estimates or ratings by any securities analysts who follow us, or failure to meet these estimates or the expectations of investors;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders, including the sale by the third-party PIPE Investors of any of their shares of our Class A Common Stock;
•additions and departures of executive officers or key personnel;
•commencement of litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•announcements by significant end customers of changes to their product offerings, business plans, or strategies;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments
•the volume of shares of our Class A Common Stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, inflation, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
•other events or factors, including those resulting from war, incidents of terrorism, the COVID-19 pandemic or responses to these events.
These market and industry factors may materially reduce the market price of our Class A Common Stock and Public Warrants regardless of the operating performance of us.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of us and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.
Future resales of our Class A Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to the Lock-Up Agreements and the Sponsor Letter Amendment, subject to certain exceptions, the Sponsor, our directors and officers and certain stockholders of us will be contractually restricted from selling or transferring any of their respective shares of Class A Common Stock (the “Lock-up Shares”). Such restrictions begin at Closing and end at varying times, ranging from six months to three years, subject, in certain circumstances, to early release upon the achievement of certain price targets, or other events.
However, following the expiration of such applicable lockup periods, the Sponsor, our directors and officers and the applicable stockholders of us will not be restricted from selling shares of the Class A Common Stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Common Stock. The Sponsor, Navitas’ directors and officers and the stockholders of Navitas will collectively beneficially own approximately 70% of the outstanding shares of Class A Common Stock.
The shares held by Sponsor, our directors and officers and certain of our stockholders may be sold after the expiration of the applicable lock-up period under the Lock-Up Agreements and the Sponsor Letter Amendment and the Registration Rights Agreement. As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the share price or the market price of our Class A Common Stock and could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our Class A Common Stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We will not control these analysts. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who do cover us downgrade our stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
The issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise by us could dilute the ownership and voting power of our stockholders.
At March 29, 2022, we had 617,135,013 shares of Class A Common Stock authorized but unissued. In addition, our certificate of incorporation authorizes us to issue up to 1,000,000 shares of preferred stock with such rights and preferences as may be determined by our board. Our certificate of incorporation authorizes us to issue shares of Class A Common Stock or other securities convertible into or exercisable or exchangeable for shares of Class A Common Stock from time to time, for the consideration and on the terms and conditions established by our board in its sole discretion, whether in connection with a financing, an acquisition, an investment, stock incentive plans or otherwise. Such additional shares of Class A Common Stock or such other securities may be issued at a discount to the market price of Class A Common Stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of Class A Common Stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for Class A Common Stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of Class A Common Stock. Any issuance of such securities could result in substantial dilution to our then existing stockholders and cause the market price of shares of Class A Common Stock to decline.
The obligations associated with being a public company involves significant expenses and requires significant resources and management attention, which may divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance, and may not effectively or efficiently manage our transition into a public company.
These rules and regulations will result in us incurring substantial legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations will likely make it more difficult and more expensive for us to obtain director and officer liability insurance, and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.
Provisions in our certificate of incorporation and our bylaws and under the DGCL contain antitakeover provisions that could prevent or discourage a takeover.
Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Class A Common Stock, thereby depressing the market price of Class A Common Stock. In addition, because our board is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board. Among other things, these provisions include those establishing:
•a classified board of directors with three-year staggered terms, which may have the effect of deferring, delaying or discouraging hostile takeovers, or changes in control of us or our management;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board to elect a director to fill a vacancy created by, among other things, the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board;
•the ability of our board to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the ability of our board to alter the bylaws without obtaining stockholder approval;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders;
•the requirement that a special meeting of stockholders may be called only by a majority vote of our board, which may delay the ability of our stockholders to force consideration of a proposal or for stockholders controlling a majority of our capital stock to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board or to propose matters to be acted upon at an annual meeting or special meeting of stockholders, which may discourage or delay a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us until the next stockholder meeting or at all.
We qualify as an “emerging growth company” within the meaning of the Securities Act of 1933, as amended, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we are able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for certain disputes between us and our stockholders, which will restrict such stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on behalf of us; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the DGCL, the certificate of incorporation or the bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of the certificate of incorporation or the bylaws (including any right, obligation, or remedy thereunder); (v) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or other employees that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, or the Securities Act. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such provision. The certificate of incorporation further provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of the certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive-forum provision in the certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.
Actions of stockholders could cause us to incur substantial costs, divert management’s attention and resources and have an adverse effect on our business.
We may, from time to time, be subject to proposals and other requests from stockholders urging us to take certain corporate actions, including proposals seeking to influence our corporate policies or effect a change in our management. In the event of such stockholder proposals, particularly with respect to matters which our management and board of directors, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because responding to actions and requests of stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Additionally, perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners and end customers.
Our management has limited public company experience. The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Legacy Navitas never operated as a public company and will incur significant legal, accounting and other expenses that were not incurred as a private company. The individuals who constitute our management team have limited experience managing a publicly-traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Our management team and other personnel will need to devote a substantial amount of time to compliance, and we may not effectively or efficiently manage our transition into a public company.
We expect rules and regulations such as the Sarbanes-Oxley Act of 2002 to increase our legal and finance compliance costs and to make some activities more time consuming and costly. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. In addition, these Sarbanes-Oxley Act requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If we or our auditors discover a material weakness or significant deficiency, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud could harm our business. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our recent growth rate could present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to successfully complete the procedures and certification and attestation requirements of Section 404, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our stock. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that our management or our auditors will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation.
Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.
We may issue a substantial number of additional shares under an employee incentive plan. The issuance of additional shares of common or preferred stock:
•may significantly dilute the equity interests of our investors;
•may subordinate the rights of holders of Class A Common Stock if preferred stock is issued with rights senior to those afforded our Class A Common Stock;
•could cause a change in control if a substantial number of shares of our Class A Common Stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•may adversely affect prevailing market prices for our Class A Common Stock.
Item 1B. Unresolved Staff Comments.

Not applicable.
Item 2. Properties.

We do not own any real property. We lease corporate office and research and development space in El Segundo, California. We also lease office, research and development, and design center space in Shanghai, Shenzhen and Hangzhou, China. We believe our present facilities are suitable and adequate for our current operating needs. We intend to procure additional space as we add employees and expand geographically.

Item 3. Legal Proceedings.

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock has been listed on the Nasdaq Global Market under the ticker symbol “NVTS” since October 20, 2021.

Holders. As of March 29, 2022, there were approximately 187 holders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

Dividends. We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us, or “our” refer to the business of Navitas and its subsidiaries. Throughout this section, unless otherwise noted, “Navitas” refers to Navitas Semiconductor Corporation and its consolidated subsidiaries.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” sections and elsewhere in this annual report, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
Founded in 2013, Navitas is a Dublin, Ireland-based developer of gallium nitride power integrated circuits that provide superior efficiency, performance, size and sustainability relative to existing silicon technology. Our solutions offer faster charging, higher power density and greater energy savings compared to silicon-based power systems with the same output power. By unlocking this speed and efficiency, we believe we are leading a revolution in high-frequency, high-efficiency and high-density power electronics to electrify our world for a cleaner tomorrow. We maintain operations around the world, including the United States, Ireland, Hong Kong, China, Taiwan and the Philippines, with principal executive offices in Dublin, Ireland.
We design, develop and market gallium nitride (“GaN”) power integrated circuits (“ICs”) used in power conversion and charging. Power supplies incorporating our products may be used in a wide variety of electronics products including mobile phones, consumer electronics, data centers, solar inverters and electric vehicles. We utilize a fabless business model, working with third parties to manufacture, assemble and test our designs. Our fabless model allows us to run the business today with minimal capital expenditures.
Our go-to-market strategy is based on partnering with leading manufacturers and suppliers through focused product development, addressing both mainstream and emerging applications. We consider ourselves to be a pioneer in the GaN market with a proprietary, proven GaN power IC platform that is shipping in mass production to tier-1 companies including

Dell, Lenovo, LG, Xiaomi, OPPO and Amazon. Most of the products we ship today are used primarily as components in mobile device chargers. The majority of charger manufacturers we ship to today are in China, supporting major international mobile brands. Other emerging applications will be addressed in China, other parts of Asia, and worldwide.
In support of our technology leadership, we have formed relationships with numerous Tier 1 manufacturers and suppliers over the past eight years, gaining significant traction in mobile and consumer charging applications. We are now in mass production with eight out of the top world-wide 10 mobile players and when considering customer projects in development, Navitas GaN technology has now been adopted by all of the top 10 mobile players. In addition, our customers have introduced over 170 GaN chargers into mass production, with an additional 240 GaN chargers in development across all of our mobile customers world-wide. Moreover, our supply chain partners have committed significant manufacturing capacity in excess of what we consider to be necessary to support our continued growth and expansion.
The core strength of our business lies in our industry leading IP position in GaN Power ICs. Navitas invented the first commercial GaN Power ICs and along the way we patented many fundamental circuit elements which are needed in most power systems from 10 W to 100 kW. Today, we have over 145 patents that are issued or pending.
In addition to our comprehensive patent portfolio, our biggest proprietary advantage is our process design kit (PDK), the ‘how-to’ guide for designers to create new GaN based device and circuits. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, EV, enterprise, and renewables. We evaluate various complementary technologies and look to improve our PDK, in order to keep introducing newer generations of GaN technology. In 2021, we spent approximately 117% of our revenue on research and development. Navitas’ research and development activities are located primarily in the US and China. As of December 31, 2021, we had approximately 96 full-time personnel in our research & development team, with approximately 53% with advanced degrees (PhD and MS).
Business Combination and Reverse Recapitalization
On May 6, 2021, Navitas Semiconductor Limited (“Navitas Ireland”), a private company limited by shares organized under the Laws of Ireland and domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC, (“Navitas Delaware”, and together with Navitas Ireland, “Legacy Navitas”) a Delaware limited liability company, entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement” or “BCA”) with Live Oak Acquisition Corp. II, (“Live Oak”). Pursuant to the BCA, through a series of transactions, Navitas Ireland merged with and into Live Oak effective October 19, 2021 (the “Closing Date”), with Navitas Ireland’s newly formed parent, Navitas Semiconductor Corporation (“Navitas Corp” or after the Business Combination, the “Company”, formerly named Live Oak Acquisition Corp. II), surviving the transaction. See Note 1 to our consolidated financial statements elsewhere in this annual report for additional information about the Business Combination.
The Business Combination was accounted for as a reverse recapitalization in accordance with US GAAP. Under the guidance in ASC 805, Live Oak was treated as the “acquired” company for financial reporting purposes. We were deemed the accounting predecessor and the post-combination company is the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in this annual report filed on Form 10-K and in our future periodic reports filed with the SEC. The Business Combination had a significant impact on our reported financial position and results as a consequence of the reverse recapitalization. The most significant change in our reported financial position and results of operations was net cash proceeds of $298,054 from the merger transaction, which includes $173,000 in gross proceeds from the PIPE financing that was consummated in conjunction with the Business Combination. The increase in cash was offset by transaction costs incurred in connection with the Business Combination of approximately $24,967. See Note 11 to our consolidated financial statements elsewhere in this annual report for additional information. Navitas expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.
Results of Operations
Revenue
We design, develop and manufacture GaN ICs. Our revenue represents the sale of semiconductors through specialized distributors to original equipment manufacturers (“OEMs”), their suppliers and other end customers.
Our revenues fluctuate in response to a combination of factors, including the following:

•our overall product mix and sales volumes;
•gains and losses in market share and design win traction;
•pace at which technology is adopted in our end markets;
•the stage of our products in their respective life cycles;
•the effects of competition and competitive pricing strategies;
•availability of specialized field application engineering resources supporting demand creation and end customer adoption of new products;
•achieving acceptable yields and obtaining adequate production capacity from our wafer foundries and assembly and test subcontractors;
•market acceptance of our end customers’ products; governmental regulations influencing our markets; and
•the global and regional economic cycles.
Our product revenue is recognized when the customer obtains control of the product and the timing of recognition is based on the contractual shipping terms of a contract. We provide a non-conformity warranty which is not sold separately and does not represent a separate performance obligation. The vast majority of our product revenue originates from sales shipped to customer locations in Asia.
Cost of Goods Sold
Cost of goods sold consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead (which includes depreciation and amortization) associated with such purchases, final test and wafer level yield fallout, consumables, system and shipping costs. Cost of goods sold also includes compensation related to personnel associated with manufacturing.
Research and Development Expense
Costs related to research, design, and development of our products are expensed as incurred. Research and development expense consists primarily of pre-production costs related to the design and development of our products and technologies, including costs related to cash and share-based employee compensation, benefits and related costs of sustaining our engineering teams, project material costs, third party fees paid to consultants, prototype development expenses, and other costs incurred in the product design and development process.
Selling, General and Administrative Expense
Selling, general and administrative costs include employee compensation, including cash and share-based compensation and benefits for executive, finance, business operations, sales, field application engineers and other administrative personnel. In addition, it includes marketing and advertising, IT, outside legal, tax and accounting services, insurance, and occupancy costs and related overhead based on headcount. Selling, general and administrative costs are expensed as incurred.
Interest Expense
Interest expense primarily consists of interest under our term loan facility.
Income Taxes
We are a dual domesticated corporation for Ireland and U.S. federal income tax purposes. Refer to note 13, Provision for Income Taxes, in our accompanying financial statements elsewhere in this annual report.

Results of Operations
The table and discussion below present our results for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change $	Change %
(dollars in thousands)	2021	2020
Revenue	$23,736	$11,849	$11,887	100%
Cost of goods sold	13,050	8,134	4,916	60%
Gross profit	10,686	3,715	6,971	188%
Operating expenses:
Research and development	27,820	13,049	14,771	113%
Selling, general and administrative	51,374	9,469	41,905	443%
Total operating expenses	79,194	22,518	56,676
Loss from operations	(68,508)	(18,803)
Other income (expense), net:
Interest expense, net	(257)	(236)	(21)	9%
Loss from change in fair value of warrants	(45,625)	—	(45,625)	—%
Loss from change in fair value of earnout liabilities	(38,105)	—	(38,105)	—%
Other income (expense)	(143)	—	(143)	—%
Total other income (expense), net	(84,130)	(236)
Loss before income taxes	(152,638)	(19,039)
Income tax expense	47	5	42	840%
Net loss	$(152,685)	$(19,044)	$(133,641)	702%
Comparison of the Years ended December 31, 2021 and 2020
Revenue
Revenue for the twelve months ended December 31, 2021 was $23.7 million compared to $11.8 million for the twelve months ended December 31, 2020, an increase of $11.9 million, or 100%. The significant increase primarily reflected the Company’s customer growth trajectory, evolving from aftermarket customers to the top mobile companies and total sales volumes increasing 127%, from 11.3 million to 25.7 million units shipped, while the average selling price declined 12% to $0.92 per unit.
Cost of Goods Sold
Cost of goods sold for the twelve months ended December 31, 2021 was $13.1 million, an increase of $4.9 million or 60% compared to the twelve months ended December 31, 2020. The increase was primarily driven by significant revenue growth, partially offset by lower costs on third generation (“Gen 3”) products launched in the second half of 2021.
Research and Development Expense
Research and development expense for the twelve months ended December 31, 2021 of $27.8 million increased by $14.8 million, or 113%, when compared to the twelve months ended December 31, 2020, primarily driven by increases in headcount and stock based compensation, resulting in $4.6 million and $6.1 million higher compensation costs, respectively, along with an increase of $4.0 million in non-compensation costs related to new applications and reliability expenses devoted to next generation product development. We expect research and development expense to continue to increase as we grow our headcount to support our expansion into new applications.
Selling, General and Administrative Expense
Selling, general and administrative expense for the twelve months ended December 31, 2021 of $51.4 million increased by $41.9 million, or 443%, when compared to the twelve months ended December 31, 2020. The increase is primarily due to an $34.4 million increase in stock-based compensation, a $3.9 million increase in compensation costs related to growth in headcount and a $3.6 million increase in other costs of growing the business.. We expect selling, general and administrative costs to increase to support our growth and as a result of the increased costs for infrastructure required as a public company.
Other Income (Expense), net
Net interest expense for the twelve months ended December 31, 2021 of $257 thousand increased by 9%, when compared to the twelve months ended December 31, 2020, primarily due to higher outstanding debt.

During the twelve months ended December 31, 2021, we recognized losses from the change in fair value of our warrant liabilities, earn out liabilities and an equity method investment of $45.6 million, $38.1 million and $0.1 million, respectively. The losses represented the following:

i) Warrants: Subsequent to the recognition of the warrant liability upon the consummation of the Business Combination on October 19, 2021, we remeasure the fair value of the warrant liability at each reporting date. The increase in fair value of our warrant liability of $45.6 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq to $17.01 per share on December 31, 2021 from $13.38 per share on October 19, 2021.

ii) Earnout liability: Subsequent to the recognition of the earnout liability upon the consummation of the Business Combination on October 19, 2021, we remeasure the fair value of this liability at each reporting date. The increase in fair value of our earn-out liability of $38.1 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq to $17.01 per share on December 31, 2021 from $13.38 per share on October 19, 2021.

iii) Other expense reflects our minority interest in the net loss of a joint venture.
Income Tax Expense
Income tax expenses for the twelve months ended December 31, 2021 increased by $42 thousand when compared to the twelve months ended December 31, 2020. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.
Liquidity and Capital Resources
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, working capital requirements related to inventory, accounts payable and accounts receivable, and selling, general and administrative expenditures. In addition, we use cash to fund our debt service obligations, and purchases of capital and software assets.
We expect to continue to incur net operating losses and negative cash flows from operations and we expect our research and development expenses, general and administrative expenses and capital expenditures will continue to increase. We expect our expenses and capital requirements to increase in connection with our ongoing initiatives to expand our operations, product offerings and end customer base.
Prior to the Business Combination, we derived our liquidity and capital resources primarily from the issuance and sale of convertible preferred stock. We raised $110.9 million from preferred stockholders, including $53.1 million from the issuance of Navitas Ireland Series B-2 Preferred Shares in 2020. We have also raised funds from term loans from multiple sources, of which $6.9 million is outstanding as of December 31, 2021. The term loan principal balance is payable in monthly installments beginning in September 2021.
As December 31, 2021, we had cash and cash equivalents of $268.3 million. We currently use cash to fund operations, meet working capital requirements, for capital expenditures and strategic investments. Post-Business Combination, the Company has additional access to capital resources through public market transactions and the historical focus on near-term working capital and liquidity has shifted to more strategic and forward-looking capital optimization plans. We believe that the influx of capital from the Business Combination is sufficient to finance our operations, working capital requirements and capital expenditures for the foreseeable future.

We expect our operating and capital expenditures to increase as we increase headcount, expand our operations and grow our end customer base. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through additional debt financing or from other sources. If we raise additional funds through the issuance of equity, the percentage ownership of our equityholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing equityholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.
Cash Flows
The following table summarizes our consolidated cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(41,700)	$(20,625)
Net cash used in investing activities	(3,466)	(215)
Net cash provided by financing activities	274,549	53,590
We derive liquidity primarily from debt and equity financing activities. As of December 31, 2021, our balance of cash and cash equivalents was $268.3 million, which is an increase of $229.4 million or 590% compared to December 31, 2020. Our total outstanding debt principal balance as of December 31, 2021 was $6.9 million, which is an increase of $0.9 million from the $6.0 million of total debt outstanding at December 31, 2020.
Operating Activities
For the year ended December 31, 2021, net cash used in operating activities was $41.7, which primarily reflects a net loss of $152.7 million , adjusted for non-cash share-based compensation of $41.4 million and non-cash, non-operating losses of $83.7 million and includes an aggregate decrease of $15.2 million due to higher operating assets.
For the year ended December 31, 2020, net cash used in operating activities was $20.6 million, which reflects a net loss of $19.0 million, adjusted for non-cash share-based compensation of $1.0 million and includes an aggregate $6 million decrease due to higher operating assets, offset by an increase in cash of $3.6 million due to higher accounts payable.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 of $3.5 million was primarily due to $0.7 million cash consideration paid for an asset acquisition, $0.7 million cash funding of a joint venture and $2.1 million for purchases of fixed assets.
Net cash used in investing activities of $215 thousand for the year ended December 31, 2020, was primarily related to the purchase of fixed assets.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 of $274.5 million was primarily the result of $298.1 million in proceeds from the reverse recapitalization and $0.9  million in net proceeds from the issuance and repayment of debt, offset by $25.0 million of stock issuance costs.
Net cash provided by financing activities for the year ended December 31, 2020 of $53.6 million was primarily the result of $53.1 million in proceeds from the sale of preferred stock and $1.2 million in net proceeds from the issuance and repayment of debt, offset by $0.7 million of preferred stock issuance costs.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, Navitas enters into contractual arrangements that may require future cash payments. The following table sets forth information related to anticipated future cash payments as of December 31, 2021:

(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Operating lease obligations	$966	$585	$170	$—	$—	$—	$1,721
Debt obligations payable	$3,200	3,200	533	—	—	—	6,933
Interest on debt obligations[1]	222	92	2	—	—	—	316
Total	$4,388	$3,877	$705	$—	$—	$—	$8,970
1Interest is projected based on current rates and scheduled principal payments.
Off-Balance Sheet Commitments and Arrangements
As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in accordance with U.S. GAAP requires our management to make judgments, assumptions and estimates that affect the amounts reported in our accompanying consolidated financial statements and the accompanying notes included elsewhere in this annual report. Our management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain.
Our most critical accounting estimates include revenue recognition and the assumptions used in the determination of accounting for earnout shares and share-based compensation.
Revenue Recognition
Revenue is recognized when a customer obtains control of products or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy performance obligations. We recognize revenue when the control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to receive in exchange for such goods or services.
The majority of our revenue is derived from the sale of semiconductor products. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled.
Revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which is defined by the commercial terms of each purchase but typically occurs at shipment. In determining whether control has transferred, we consider if there is a present right to payment and legal title, and whether risks and rewards of ownership have transferred to the customer. Refer to Note 2 to our consolidated financial statements included elsewhere in this annual report for additional discussion of our revenue recognition policy.

Share-Based Compensation
The fair value of stock option awards to employees and, prior to the Business Combination, restricted stock awards to non-employees with service based vesting conditions is estimated using the Black-Scholes option pricing model and for awards with market conditions, incorporate Monte Carlo simulations. The value of an award is recognized as expense over the requisite service period in the consolidated statements of operations. The option pricing model requires management to make assumptions and to apply judgment in determining fair value of the awards. The most significant assumptions and judgments include the expected volatility, risk-free interest rate, expected dividend rate and expected term of the award, in addition to the fair value of the underlying common stock.
Prior to the Business Combination, there was no public market for our common stock and the estimated fair value of our common stock was historically determined by our board of directors, with input from management, and considering our most recently available third-party valuation of our common stock. The board of directors determined fair value at the time of grant of the option by considering a number of objective and subjective factors, including financing investment rounds, operating and financial performance, the lack of liquidity of share capital and general and industry specific economic outlook, among other factors. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation. The fair value of our common stock was derived by first determining the equity value of our company. The equity value of our company was historically determined using the market approach by reference to the closest round of equity financing, if any, preceding the date of valuation and analysis of the trading values of publicly traded companies deemed comparable to us. In allocating the equity value of our company among various classes of stock, we used an option pricing model (“OPM”). The OPM takes into account our classes of equity, dividend policy and conversion rights to determine how proceeds from a liquidity event shall be distributed among the various ownership classes at a future date. The OPM arrives at a final estimated fair value per share of the common stock before a discount for lack of marketability is applied.
Beginning with the common stock valuation as of February 2021 and for all subsequent valuations prior to the Business Combination, the equity value of our company was determined using the probability weighted expected return method (“PWERM”) approach, which assigns a probability or weighting to valuations determined under distinct scenarios. The February 12, 2021 valuation incorporated two scenarios under the PWERM method. The first scenario is a stay-private scenario in which the estimated current enterprise value was allocated to the various securities using an OPM, reflecting the rights and preferences for each security (i.e., convertible notes, preferred equity, common equity, options and warrants). The second scenario was a form of PWERM in which a single future exit event, a near-term IPO, was assumed. Under this scenario the future total enterprise value at the near-term IPO date was allocated to various equity and equity-linked securities using a common stock equivalent method reflecting as-converted common stock equivalents for each security class, since, upon an IPO, these outstanding equity-linked securities will convert into common stock. The future value of each security is then discounted to the valuation date.
In addition to considering the results of these third-party valuations, we considered various objective and subjective factors to determine the fair value of our common stock as of each grant date. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment, including the probability and timing of liquidity events. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could be materially different. The fair value of the Company’s common stock ranged from $1.16 per share in the second half of 2020 to $10.53 per share as of August 25, 2021, the date of the most recent contemporaneous valuation report prior to the Business Combination.
Earnout Shares
Certain of the Company’s stockholders are entitled to receive up to 10,000,000 Earnout Shares of the Company’s Class A common stock if the Earnout Milestones are met. The Earnout Milestones represents three independent criteria, which each entitles the eligible stockholders to 3,333,333 earn-out shares per milestone met. Each Earnout Milestone is considered met if at anytime 150 days following the Business Combination and prior to October 19, 2026, the volume weighted average price of the Company’s Class A common stock is greater than or equal to $12.50, $17.00 or $20.00 for any twenty trading days within any thirty trading day period, respectively

These earnout shares have been categorized into two components: (i) the “Vested Shares” - those associated with stockholders with vested equity at the closing of the Business Combination that will be earned upon achievement of the Earnout Milestones and (ii) the “Unvested Shares” - those associated with stockholders with unvested equity at the closing of the Business Combination that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the Earnout Milestones . The Vested Shares are classified as liabilities in the consolidated balance sheet and the Unvested Shares are equity-classified share-based compensation to be recognized over time (see Note 7 - Share-based Compensation). The earnout liability was initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability is recorded as part of Other income (expense), net in the consolidated statement of operations.

The estimated fair value of the earnout liability was determined using a Monte Carlo analysis of 20,000 simulations of the future path of the Company’s stock price over the earnout period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, and risk-free rate.
Recent Developments
Navitas is pursuing key strategic initiatives, including bringing to market multiple generations of GaN technology that enhance our margin profile and continually evaluating acquisition opportunities that are complementary to our existing portfolio and increase power semiconductor content in our targeted applications. See “Information about Navitas — Company Strategy.” Consistent with these key strategic initiatives, Navitas recently entered into a collaborative arrangement with a manufacturer of power management ICs to develop products and technology relating to ac-dc converters. Structured as a joint venture, Navitas’ initial contribution was the sale of its GaN integrated circuit die at cost & non-material expenses to contribute to the operating expenses of the venture in exchange for a minority interest, with the right to acquire the balance of the joint venture based on the future results of the venture (among other rights and obligations).
Recently Issued and Adopted Accounting Pronouncements
See Note 2 to our consolidated financial statements included elsewhere in this annual report for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, following the Business Combination, our consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make common stock less attractive to investors.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Navitas Semiconductor Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Navitas Semiconductor Corporation and subsidiaries (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Los Angeles, California
March 31, 2022
We have served as the Company’s auditor since 2021.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value)	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$268,252	$38,869
Accounts receivable, net	8,263	4,152
Inventory	11,978	3,404
Prepaid expenses and other current assets	2,877	522
Total current assets	291,370	46,947
PROPERTY AND EQUIPMENT, net	2,302	722
INTANGIBLE ASSETS, net	170	515
NOTES RECEIVABLE	206	221
OTHER ASSETS	1,553	102
Total assets	$295,601	$48,507
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$4,860	$3,698
Accrued compensation expenses	2,639	1,668
Deferred revenue	29	—
Current portion of long-term debt	3,200	1,000
Total current liabilities	10,728	6,366
LONG-TERM DEBT	3,716	4,971
WARRANT LIABILITY	81,388	—
EARNOUT LIABILITY	134,173	—
OTHER LIABILITIES	60	88
Total liabilities	230,065	11,425
COMMITMENTS AND CONTINGENCIES (Note14)
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A convertible preferred stock, $0.0001 par value; 0 and 16,716,348 shares authorized and 0 and 16,620,018 shares issued and outstanding at December 31, 2021 and 2020; liquidation preference of $0 and $17,451 at December 31, 2021 and 2020, respectively	—	14,970
Series B convertible preferred stock, $0.0001 par value; 0 and 14,262,664 shares authorized, 0 and 14,213,431 shares issued and outstanding at December 31, 2021 and 2020; liquidation preference of $0 and $27,574 at December 31, 2021 and 2020, respectively	—	27,371
Series B-1 convertible preferred stock, $0.0001 par value; 0 and 6,133,979 shares authorized, 0 and 5,416,551 shares issued and outstanding at December 31, 2021 and 2020; liquidation preference of $0 and $15,112 at December 31, 2021 and 2020, respectively	—	14,786
Series B-2 convertible preferred stock, $0.0001 par value; 0 and 24,027,913 shares authorized, 0 and 18,198,891 shares issued and outstanding at December 31, 2021 and 2020, respectively; liquidation preference of $0 and $53,085 at December 31, 2021 and 2020, respectively	—	52,379
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value, 740,000,000 and 93,000,000 shares authorized as of December 31, 2021 and 2020, respectively, 117,750,608 and 16,774,044 shares issued and outstanding at December 31, 2021 and 2020, respectively	15	2
Additional paid-in capital	294,190	3,557
Accumulated other comprehensive loss	(2)	(1)
Accumulated deficit	(228,667)	(75,982)
Total stockholders’ equity (deficit)	65,536	(72,424)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$295,601	$48,507
The accompanying notes are an integral part of these consolidated financial statements

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2021	2020
NET REVENUES (including $435 and $0 related party revenues)	$23,736	$11,849
COST OF REVENUES	13,050	8,134
GROSS PROFIT	10,686	3,715
OPERATING EXPENSES:
Research and development	27,820	13,049
Selling, general and administrative	51,374	9,469
Total operating expenses	79,194	22,518
LOSS FROM OPERATIONS	(68,508)	(18,803)
OTHER INCOME (EXPENSE), net:
Interest expense, net of interest income of $22 and $4	(257)	(236)
Loss from change in fair value of warrants	(45,625)	—
Loss from change in fair value of earnout liabilities	(38,105)	—
Other income (expense)	(143)	—
Total other income (expense), net	(84,130)	(236)
LOSS BEFORE INCOME TAXES	(152,638)	(19,039)
PROVISION FOR INCOME TAXES	47	5
NET LOSS	$(152,685)	$(19,044)
NET LOSS PER COMMON SHARE:
Basic and diluted	$(3.90)	$(1.17)
COMMON SHARES USED IN PER SHARE CALCULATION:
Basic and diluted [1]	39,167	16,246
The accompanying notes are an integral part of these consolidated financial statements.
1 Retroactively restated to give effect to the October 19, 2021 reverse recapitalization.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2021	2020
Net loss	$(152,685)	$(19,044)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(1)	(1)
Total other comprehensive income (loss)	(1)	(1)
TOTAL COMPREHENSIVE LOSS	$(152,686)	$(19,045)
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Stock								Stockholder’s Equity (Deficit)
(in thousands)	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Series B-1 redeemable convertible preferred stock		Series B-2 redeemable convertible preferred stock		Common stock		Additional paid in capital	Accumulated deficit	Notes receivable - shareholder’s	Accumulated comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares[2]	Amount
BALANCE AT DECEMBER 31, 2019	16,620	$14,970	14,213	$27,371	5,416	$14,786	—	$—	16,039	$1	$2,483	$(56,938)	$—	$—	$(54,454)
Issuance of common stock under employee stock option and stock award plans	—	—	—	—	—	—		—	735	1	31	—	—	—	32
Issuance of preferred stock	—	—	—	—	—	—	18,199	53,085	—	—	—	—	—	—	—
Preferred stock issuance costs	—	—	—	—	—	—	—	(706)	—	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	—	—	—	—	—	—	16	—	—	—	16
Stock-based compensation expense related to employee stock awards	—	—	—	—	—	—	—	—	—	—	1,027	—	—	—	1,027
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,044)	—	—	(19,044)
BALANCE AT DECEMBER 31, 2020	16,620	$14,970	14,213	$27,371	5,416	$14,786	18,199	$52,379	16,774	$2	$3,557	$(75,982)	$—	$(1)	$(72,424)
Issuance of common stock under employee stock option and stock award plans	—	—	—	—	—	—		—	6,331	1	1,699	—	(1,183)	—	517
Reverse recapitalization on October 19, 2021	(16,620)	(14,970)	(14,213)	(27,371)	(5,416)	(14,786)	(18,199)	(52,379)	99,375	12	250,761	—	—	—	250,773
Stock-based compensation expense related to employee and non-employee stock awards	—	—	—	—	—	—	—	—	—	—	39,404	—	—	—	39,404
Rescission of common stock awards	—	—	—	—	—	—	—	—	(4,729)	—	(1,231)	—	1,183	—	(48)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(152,685)	—	—	(152,685)
BALANCE AT DECEMBER 31, 2021	—	$—	—	$—	—	$—	—	$—	117,751	$15	$294,190	$(228,667)	$—	$(2)	$65,536
The accompanying notes are an integral part of these consolidated financial statements.
2 Retroactively restated to give effect to the October 19, 2021 reverse recapitalization.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended December 31,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,685)	$(19,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	410	344
Amortization of intangibles	345	167
Amortization of deferred rent	(48)	20
Other	(53)	38
Stock-based compensation expense	41,404	1,027
Amortization of debt discount and issuance costs	12	8
Loss from change in fair value of warrants	45,625	—
Loss from change in fair value of earnout liability	38,105	—
Change in operating assets and liabilities:
Accounts receivable	(4,111)	(3,454)
Inventory	(8,574)	(2,705)
Prepaid expenses and other current assets	(2,355)	(286)
Other assets	(165)	(5)
Accounts payable, accrued compensation and other expenses	361	3,553
Deferred revenue	29	(288)
Net cash used in operating activities	(41,700)	(20,625)
CASH FLOWS FROM INVESTING ACTIVITIES:
Asset acquisition	(680)	—
Investment purchases	(724)	—
Purchases of property and equipment	(2,068)	(223)
Repayment of notes receivable	6	8
Net cash used in investing activities	(3,466)	(215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from reverse recapitalization	298,066	—
Payment of stock issuance costs	(24,967)	—
Proceeds from issuance of preferred stock	—	53,085
Payment of preferred stock issuance costs	—	(706)
Proceeds from issuance of common stock	517	31
Proceeds from issuance of long-term debt	2,000	6,000
Principal payments on long-term debt	(1,067)	(4,800)
Payment of debt issuance costs	—	(20)
Net cash provided by financing activities	274,549	53,590
Effect of exchange rate changes on cash	—	1
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	229,383	32,751
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	38,869	6,118
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$268,252	$38,869
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payable for asset acquisition	$—	$683
Warrants issued in connection with debt	$—	$16

Payable for investment contribution	$704	$—
Recognition of earnout liability	$96,069	$—
Recognition of warrant liabilities	$35,763	$—
Conversion of preferred stock	$109,506	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$32	$2
Cash paid for interest	$265	$218
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)

1. ORGANIZATION AND BASIS OF PRESENTATION
On May 6, 2021, Navitas Semiconductor Limited, a private company limited by shares organized under the laws of Ireland (“Navitas Ireland”) and domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC, a Delaware limited liability company (“Navitas Delaware” and, together with Navitas Ireland, “Legacy Navitas”), entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement” or “BCA”) with Live Oak Acquisition Corp. II, a Delaware corporation (“Live Oak”). Pursuant to the BCA, among other transactions consummated on October 19, 2021 (collectively, the “Business Combination”), Live Oak acquired all of the capital stock of Navitas Ireland (other than the Navitas Ireland Restricted Shares, as defined below) by means of a tender offer, and a wholly owned subsidiary of Live Oak merged with and into Navitas Delaware, with Navitas Delaware surviving the merger. As a result, Legacy Navitas became a wholly owned subsidiary of Live Oak effective October 19, 2021. At the closing of the Business Combination, Live Oak changed its name to Navitas Semiconductor Corporation.
References to the “Company” in these financial statements refer to Legacy Navitas and its predecessors before the consummation of the Business Combination, or to Navitas Semiconductor Corporation after the Business Combination, as the context suggests.
The Company was founded in 2013 and has since been developing ultra-efficient gallium nitride (GaN) semiconductors. The Company presently operates as a product design house that contracts the manufacturing of its chips and packaging to partner suppliers. Navitas maintains its operations around the world, including the United States, Hong Kong, China, Taiwan and the Philippines.
Reorganization
Navitas Semiconductor USA, Inc. (f/k/a Navitas Semiconductor, Inc., “Navitas U.S.”) was incorporated in the State of Delaware on October 25, 2013. In 2020 Navitas U.S. initiated a restructuring to streamline its worldwide legal entity structure and more efficiently align its business operations (the “Restructuring”). The Restructuring introduced wholly owned subsidiaries in Hong Kong and China as well as the addition of Legacy Navitas, an entity registered in Ireland and the U.S., as the parent of Navitas U.S. and the other Navitas subsidiaries. In connection with the Restructuring, effective September 1, 2020, Legacy Navitas acquired certain intellectual property and other intangible assets from Navitas U.S. and, after the Restructuring, contracts directly with customers. The transfer of intellectual property and other intangible assets by Navitas U.S. to Legacy Navitas in connection with the Restructuring was among entities within the same consolidated group and, as a result, did not result in any gain or loss to the Company. Legacy Navitas is treated as a corporation for U.S. federal income tax purposes and is a tax resident in both Ireland and the United States. See Note 13.
Business combination
Pursuant to the terms of the BCA, the Business Combination was consummated (the “Closing”) on October 19, 2021 (the Closing Date”) by means of (i) a tender offer to acquire the entire issued share capital of Navitas Ireland (other than Navitas Ireland Restricted Shares (as defined below)) in exchange for the Tender Offer Consideration (as defined below) (the “Tender Offer”) and (ii) the merger of a wholly owned subsidiary of Live Oak (“Merger Sub”) with and into Navitas Delaware (the “Merger”), with Navitas Delaware surviving the Merger.
A total of 72,143,708 Navitas Ireland Shares were validly tendered (and not withdrawn) pursuant to the Tender Offer. The “Tender Offer Consideration” for all outstanding ordinary shares of Navitas Ireland, par value of $0.0001 per share (the “Navitas Ireland Common Shares”) (other than the outstanding restricted Navitas Ireland Common Shares granted pursuant to the 2020 Equity Incentive Plan (the “Navitas Ireland Restricted Shares”)), and all Navitas Ireland Series A Preferred Shares, Navitas Ireland Series B Preferred Shares, Navitas Ireland Series B-1 Preferred Shares and Navitas Ireland Series B-2 Preferred Shares (the “Navitas Ireland Preferred Shares” and together with the Navitas Ireland Common Shares, the “Navitas Ireland Shares”) accepted pursuant to the Tender Offer, was comprised of (i) the aggregate offer price of 39,477,026 shares (the “Tender Shares”) of the Company’s Class A Common Stock, par value $0.0001 per share (the “Common Stock”), and (ii) the contingent right to receive during the five-year period following the Closing, but excluding the first 150 days following the Closing (the “Earnout Period”), certain additional shares of Common Stock as specified in the BCA (the “Tender Earnout Shares”), which, together with the Merger Earnout Shares (as defined below)

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
and certain shares of Common Stock that may become issuable to equity award holders, will be comprised of up to 10,000,000 additional shares of Common Stock in the aggregate (the “Earnout Shares”), in three equal tranches, upon the satisfaction of certain price targets for the Common Stock set forth in the BCA, which price targets will be based upon the volume-weighted average closing sale price of one share of Common Stock quoted on the Nasdaq Global Market (“NASDAQ”), for any twenty (20) trading days within any thirty (30) consecutive trading day period within the Earnout Period.
At the effective time of the Merger (the “Effective Time”) all of the issued and outstanding limited liability company interests represented by the ordinary shares of Navitas Delaware, par value $0.0001 per share (each a “Navitas Delaware Common Share”) (other than the outstanding restricted Navitas Delaware Common Shares granted pursuant to the 2020 Equity Incentive Plan (the “Navitas Delaware Restricted Shares”)) and each Navitas Delaware Series A Preferred Share, Navitas Delaware Series B Preferred Share, Navitas Delaware Series B-1 Preferred Share and Navitas Delaware Series B-2 Preferred Share (collectively, the “Navitas Delaware Preferred Shares” and together with the Navitas Delaware Common Shares, the “Navitas Delaware Shares”), were converted into an aggregate of 39,477,026 shares of Common Stock (the “Merger Shares”) and (ii) the contingent right to receive during the Earnout Period certain additional shares of Common Stock as specified in the BCA (the “Merger Earnout Shares”), in three equal tranches, upon the satisfaction of certain price targets for the Common Stock set forth in the Business Combination Agreement, which price targets will be based upon the volume-weighted average closing sale price of one share of Common Stock quoted on the NASDAQ, for any twenty (20) trading days within any thirty (30) consecutive trading day period within the Earnout Period. See note (9) for additional information.
In connection with the BCA, in a private placement of its securities, Live Oak entered into Private Investment in Public Equity (“PIPE”) subscription agreements with certain third-party investors (the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, and Live Oak agreed to sell to the PIPE Investors, an aggregate of 17,300,000 shares of Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $173.0 million. The PIPE Shares were issued concurrently with the Closing of the Business Combination on the Closing Date.
Live Oak held a special meeting of its stockholders on October 12, 2021 (the “Special Meeting”). At the Special Meeting, Live Oak stockholders considered and adopted, among other matters, the BCA. Prior to the Special Meeting, the holders of 10,135,544 shares of Live Oak’s common stock sold in its initial public offering (the “Public Shares”) exercised their right to redeem those shares for cash at a price of approximately $10.00 per share, for an aggregate redemption price of approximately $101.4 million, which redemption occurred concurrent with the Closing of the Business Combination. The per share redemption price of approximately $10.00 for holders of Public Shares electing redemption was paid out of Live Oak’s trust account, which, after taking into account the redemptions, had a balance immediately prior to the Closing of approximately $152 million.
In summary, on the Closing Date of the Business Combination, the following transactions (collectively, the “Transactions”) were completed:
•    Live Oak acquired all of the issued and allotted Navitas Ireland Shares pursuant to the Tender Offer;
•    Merger Sub merged with and into Navitas Delaware, with Navitas Delaware surviving as a wholly owned subsidiary of the Company;
•    each share of common stock of Merger Sub issued and outstanding immediately prior to the effective time of the Merger was automatically converted into one validly issued, fully paid and nonassessable limited liability company interest of Navitas Delaware held by the Company, which limited liability company interest constitutes the only outstanding limited liability company interest of Navitas Delaware;
•    all issued and outstanding Navitas Ireland Shares (other than Navitas Ireland Restricted Shares) converted into an aggregate of 39,477,026 shares of Common Stock;
•    all issued and outstanding Navitas Delaware Shares (other than Navitas Delaware Restricted Shares) converted into an aggregate of 39,477,026 shares of Common Stock;
•    all outstanding options of Navitas Delaware and Navitas Ireland to acquire Navitas Delaware Common Shares or Navitas Ireland Common Shares, respectively, were assumed by the Company and converted into options to acquire an aggregate of 11,276,706 shares of Common Stock;

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
•    all outstanding Navitas Delaware restricted stock units and Navitas Ireland restricted stock units were assumed by the Company and converted into awards of restricted stock units (“RSUs”) to acquire an aggregate of 4,525,344 shares of Common Stock;
•    all outstanding warrants of Navitas Delaware and Navitas Ireland to acquire Navitas Delaware Common Shares, Navitas Delaware Preferred Shares, Navitas Ireland Common Stock, or Navitas Ireland Preferred Stock, respectively, were assumed by the Company and converted into warrants to acquire an aggregate of 375,189 shares of Common Stock;
•    all of the 6,315,000 outstanding shares of the Company’s Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), held by Live Oak Sponsor Partners II, LLC, a Delaware limited liability company (the “Sponsor”), were converted into an aggregate of 6,315,000 shares of Common Stock;
•    all of the units of Live Oak, which were previously issued in connection with Live Oak’s December 2020 initial public offering and consisting of one share of Live Oak Class A common stock and one-third (1/3) of one warrant to purchase one share of Live Oak Class A common stock at an exercise price of $11.50 per share, were separated into one share of Common Stock and one-third (1/3) of one warrant to purchase one share of Common Stock at an exercise price of $11.50 per share (the “Public Warrants”);
•4,666,667 private placement warrants, issued to the Sponsor in connection with Live Oak’s December 2020 initial public offering (the “Private Placement Warrants”), each exercisable for one share of Class A common stock of Live Oak at an exercise price of $11.50 per share, were automatically converted into warrants to purchase one share of the Company’s Class A Common Stock at an exercise price of $11.50 per share and otherwise on substantially identical terms to the Public Warrants; and
•    the Company issued an aggregate of 17,300,000 shares of Common Stock to the PIPE Investors pursuant to the closing of the PIPE.
As a result of the foregoing Transactions (including the redemptions described above), as of the Closing Date and immediately following the completion of the Merger and the PIPE, the Company had the following outstanding securities:
•    117,733,507 shares of Common Stock;
•    options to acquire an aggregate of 11,276,706 shares of Common Stock;
•    RSUs to acquire an aggregate of 4,525,344 shares of Common Stock; and
•    8,433,333 Public Warrants and 4,666,667 Private Placement Warrants, each exercisable for one share of Common Stock at a price of $11.50 per share.
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated in consolidation.

The Business Combination was accounted for as a reverse recapitalization, in accordance with GAAP. Under this method of accounting, although Live Oak issued shares for outstanding equity interests of Legacy Navitas in the Business Combination, Live Oak was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Legacy Navitas issuing stock for the net assets of Live Oak, accompanied by a recapitalization. The net assets of Live Oak were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Navitas.
For all periods presented, unless stated otherwise, references to Legacy Navitas common shares and options for common shares outstanding before the Closing and related per share amounts have been retroactively restated to give effect to the reverse recapitalization, specifically, the Exchange Ratio of 1.0944 shares to 1 at Closing. References to share quantities for Legacy Navitas convertible preferred stock and warrants related to balances or activity before the Closing reflect the historical quantities and are not adjusted for the Exchange Ratio.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
On an ongoing basis, management evaluates the assumptions used in making estimates, including those related to (i) the collectability of accounts receivable; (ii) write-down for excess and obsolete inventory; (iii) warranty obligations; (iv) the value assigned to and estimated useful lives of long-lived assets; (v) the realization of tax assets and estimates of tax liabilities and tax reserves; (vi) recoverability of intangible assets; (vii) the computation of share-based compensation; (viii) accrued compensation and other expenses; and (ix) the recognition of revenue. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third-party valuation specialists to assist with estimates related to the valuation of stock options, restricted common stock awards, Earnout Shares and warrants. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results could differ from those estimates.
2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Significant Accounting Policies and Estimates
Segment Reporting
The Company is organized and operates as one reportable segment, the design, development, manufacture and marketing of integrated circuits and related components for use primarily in mobile device and other markets. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.
Revenue Recognition
The Company recognizes revenue under the core principle of depicting the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
Product revenues consist of sales to distributors, original equipment manufacturers, or OEMs, and merchant power supply manufacturers. The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. In situations where sales are to a distributor, the Company has concluded that its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration of the contract, the Company evaluates certain factors including the customer’s ability to pay (or credit risk). If the Company concludes that the customer has the ability to pay, a contract has been established. For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient to not assess whether a contract has a significant financing component. The Company has entered into warrant agreements for preferred and common stock with certain investors who are downstream users of the Company’s products. The Company considers the warrants, which are subject to the achievement of revenue-based performance incentives, to be a form of consideration payable to customers. Accordingly, any value attributable to the warrants is accounted for as a reduction of the transaction price.
The Company allocates the transaction price to each distinct performance obligation based on their relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. Further, in determining whether control has transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer.
When the Company receives orders for products to be delivered over multiple dates that may extend across several reporting periods, the Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered. The Company has also elected the practical expedient to expense commissions when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.
Sales to international customers that are shipped from the Company’s or its vendor’s facility outside of the United States are pursuant to EX Works, or EXW, shipping terms, meaning that control of the product transfers to the customer upon shipment from the Company’s or its vendors’ foreign warehouse.
Sales to most distributors are made under terms allowing certain limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory or upon sale to their end customers. Revenue from sales to distributors is recognized upon the transfer of control to the distributor. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation adjustments are a form of variable consideration and are estimated using the expected value method based on historical return rates. Historically, distributor stock rotation adjustments have been insignificant.
The Company generally provides an assurance warranty that its products will substantially conform to the published specifications for twelve months from the date of shipment. The Company’s liability is limited to either a credit equal to the purchase price or replacement of the defective part. Returns under warranty have historically not been material. As such, the Company does not record a specific warranty reserve.
Revenue received from customers in advance of the Company shipping the related product is considered a contract liability and is included in deferred revenue on the Company’s consolidated balance sheets.
Inventory
Inventory (which consist of costs associated with the purchases of wafers from offshore foundries and of packaged components from offshore assembly manufacturers, as well as internal labor and overhead, including depreciation and amortization, associated with the testing of both wafers and packaged components) are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews inventory for potential obsolescence based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. Inventory items determined to be impaired are reduced to their net realizable values.
Stock-based compensation
The Company measures and recognizes compensation expense for all stock-based awards based on the grant date fair value of the awards. The Company recognizes compensation expense over the requisite service period in the consolidated statements of operations for restricted stock awards. The fair value of restricted stock unit grants is typically determined using the Monte Carlo simulation method.
The fair value of stock option awards to employees and to non-employees with service based vesting conditions is estimated using the Black-Scholes option pricing model. The value of an award is recognized as expense over the requisite service period in the consolidated statements of operations.
The option pricing model requires management to make assumptions and to apply judgment in determining fair value of the awards. The most significant assumptions and judgments include the expected volatility, risk-free interest rate, expected dividend rate and expected term of the award.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
The expected volatility of the awards is typically based on historical volatility of selected public companies within the Company’s industry. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury notes with term approximately equal to the expected term of the awards. The expected dividend rate is zero as the Company currently has no history or expectation of cash dividends on its common stock. The Company has adopted the practical expedient for determining the expected term of stock option awards, which is the midpoint between the end of the vesting term and the expiration of the award. The Company has elected to account for forfeitures as they occur.
The Company elected to treat share-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognize compensation expense on a straight-line basis over the requisite service period.
Debt issuance costs and debt discounts
The Company records debt issuance costs and debt discounts, net of accumulated amortization, as direct deductions from the principal balance of its long-term debt to which they relate. Amortization is reported as a component of interest expense and is computed using the effective interest method.
Income Taxes
Current income tax expense is an estimate of current income taxes payable or refundable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carry-forwards that are recognized for financial reporting and income tax purposes.
The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes valuation allowances to reduce any deferred tax assets to the amount that it estimates will more likely than not be realized based on available evidence and management’s judgment. In the event that the Company determines, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, it would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operations and financial position.
The Company has no unrecognized tax benefits at December 31, 2021 and 2020. The Company’s federal and state income tax returns since inception are open and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. When necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued interest and penalties at December 31, 2021 and 2020.
Accounts receivable
Accounts receivable are reported as the amount management expects to collect from outstanding balances. Management performs an analysis of the current status of each individual customer account to determine the appropriate level for the allowance for doubtful accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off against the allowance for doubtful accounts. As of December 31, 2021 and 2020, all receivables were considered collectible.
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)

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
Derivative Liabilities
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
The 8,433,333 warrants issued in connection with Live Oak’s Initial Public Offering (the “Public Warrants”), the 4,666,667 Private Placement Warrants and the Earnout Shares associated with Vested Shares are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments and earnout shares as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The Public Warrant quoted market price was used as the fair value for the Public Warrants and the Private Placement Warrants as of each relevant date. The Earnout shares were valued using a Monte Carlo analysis. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of significant current assets or require the creation of current liabilities.
Intangible Assets

Long-lived assets, such as property and equipment and intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Cash and Cash Equivalents
The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2021, 2020 and 2019, cash, cash equivalents and restricted cash per the statements of cash flows was as follows:

	2021	2020	2019
Cash and cash equivalents	$268,252	$38,869	$5,970
Restricted cash	—	—	148
Total cash, cash equivalents and restricted cash	$268,252	$38,869	$6,118
Restricted Cash
As of December 31, 2019, the Company had a lease which was secured by a $148 letter of credit. The letter of credit was secured by cash held in custody by a financial institution and was restricted as to withdrawal or use. As of December 31, 2021 and December 31, 2020, the letter of credit was no longer outstanding.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
Stock Subject to Possible Redemption
We account for common and preferred stock subject to possible redemption in accordance with the accounting guidance applicable to distinguishing liabilities from equity. Stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable stock (including preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common and preferred stock is classified as stockholders’ equity. The Company’s preferred stock outstanding before consummation of the Business Combination featured certain redemption rights considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, all of the Company’s preferred stock was considered subject to possible redemption and was presented as temporary equity, outside of the stockholders’ equity section of our balance sheet. The preferred stock outstanding was converted to common stock at the Closing and is no longer outstanding as of December 31, 2021.
Foreign Currency Risk and Foreign Currency Translation
As of December 31, 2021, the Company’s primary transactional currency was U.S. dollars. Gains and losses arising from the remeasurement of non-functional currency balances are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company realized a foreign exchange transaction net loss of $129 and $15 in 2021 and 2020, respectively.
The functional currencies of the Company’s non-U.S. subsidiaries are the local currencies. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period. Cumulative gains and losses from the translation of the foreign subsidiaries’ financial statements have been included in stockholders’ equity as a component of accumulated comprehensive income (loss).
Advertising
Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred and amounted to $348 and $371 in 2021 and 2020, respectively.
Research and Development
Costs related to research, design, and development of our products are expensed as incurred. Research and development expense consists primarily of pre-production costs related to the design and development of our products and technologies, including costs related to contracted non-recurring engineering services. These expenses include employee compensation, benefits and related costs of sustaining our engineering teams, project material costs, third party fees paid to consultants, prototype development expenses, and other costs incurred in the product and technology design and development processes.
Emerging Growth Company
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
Recent Accounting Developments
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), whereby lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. A modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements must be applied. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The FASB issued Accounting Standards Updates 2019-10 and ASU 2020-05, which changed some effective dates for ASU 2016-02 on leasing. After applying ASU 2019-10 and 2020-05, ASU 2016-02 is effective for annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The adoption of the new standard is expected to result in the recognition of lease liabilities and right-of-use assets as of January 1, 2022. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.
Credit Losses
In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. This ASU requires entities to measure the impairment of certain financial instruments, including accounts receivable, based on expected losses rather than incurred losses. For non-public business entities, this ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, and will be effective for the Company beginning in 2023. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.
3. PROPERTY AND EQUIPMENT, NET
At December 31, 2021 and 2020, property and equipment, net consist of the following:

	2021	2020
Furniture and fixtures	$265	$164
Computers and other equipment	$3,116	$1,591
Leasehold improvements	$577	$135
	$3,958	$1,890
Accumulated depreciation	$(1,656)	$(1,168)
Total	$2,302	$722
For the years ended December 31, 2021 and 2020, depreciation expense was $410 and $344, respectively, and was determined using the straight-line method over the following estimated useful lives:

Furniture and fixtures	3 — 7 years
Computers and other equipment	2 — 5 years
Leasehold improvements	2 — 5 years

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
4. INVENTORY
Inventory consists of the following:

	December 31, 2021	December 31, 2020
Raw materials	$60	$1,042
Work-in-process	9,945	1,991
Finished goods	1,973	371
Total	$11,978	$3,404
5. FAIR VALUE of FINANCIAL ASSETS AND LIABILITIES
The accounting guidance on fair value measurements clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices for identical assets in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
The short-term nature of the Company’s cash and cash equivalents, accounts receivable, debt and current liabilities causes each of their carrying values to approximate fair value for all periods presented.

The following table presents the Company’s fair value hierarchy for financial assets and liabilities as of December 31, 2021 :

	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$52,361			$52,361
Private warrants		29,027		29,027
Earnout liability			134,173	134,173

Total	$52,361	$29,027	$134,173	$215,561
The liability for the Private Warrants is a level 2 valuation because there is no active market. The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the years ended December 31, 2021 and 2020.
6. DEBT OBLIGATIONS
On April 29, 2020, the Company entered into a loan and security agreement with a new bank (the “Term Loan”), which provides for term advances up to $8,000. The loan is divided into three term advances, First Term Advance, Second Term Advance and Third Term Advance. The First Term Advance has a maximum available amount of $6,000. The Second Term Advance has a maximum available amount of $1,000 and is subject to the Company receiving aggregate net proceeds from Series B-2 Preferred Stock of $29,800 by no later than September 30, 2020. The Third Term Advance has a maximum available amount of $1,000 and is subject to the Company receiving aggregate net proceeds from Series B-2 Preferred Stock of $39,900 by no later than September 30, 2020. The Term Loan bears interest at a rate equal to the greater of (i) US Prime Rate plus 0.75% and (ii) 4% and is collateralized by all assets of the Company. As of December 31, 2021and 2020, the interest rate was 4%. The loan is payable in monthly installments beginning September 1, 2021 with a final maturity date of January 1, 2024. Concurrent with the execution of the Term Loan, the Company paid off the

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
outstanding principal balance and accrued interest on its then-existing long-term debt ( which bore interest at 5% at December 31, 2019) with a different bank, fully satisfying its obligations. On August 1, 2021, the Company drew down $2,000, the maximum available amount under the Second Term Advance and Third Term Advance.
In connection with execution of the Term Loan, the Company issued warrants to the bank (see Note 11). The fair value of the warrants at the date of issuance was $16 and was recorded as debt discount, subject to amortization using the effective interest rate method over the term of the loan.
Amortization of debt discount and issuance costs for the years ended December 31, 2021 and 2020 was $12 and $8, respectively. Amortization of debt discount and issuance costs includes the write-off of unamortized costs as of the date that the prior term loan was extinguished in 2020.
The following is a summary of the carrying value of long-term debt as of December 31, 2021 and 2020:

	2021	2020
Note payable	$6,933	$6,000
Less: Current portion	(3,200)	(1,000)
Less: Debt discount and issuance costs	(17)	(29)
Note payable, net of current portion	$3,716	$4,971
As of December 31, 2021, future scheduled principal payments of debt obligations were as follows:

Fiscal Year
2022	$3,200
2023	3,200
2024	533
2025	—
2026	—
Thereafter	—
Total	$6,933
7. SHARE BASED COMPENSATION:
 Equity Incentive Plans
The 2020 Equity Incentive Plan, initially adopted by the Company’s board of directors on August 5, 2020 as an amendment and restatement of the 2013 Equity Incentive Plan (“2013 Plan”), was amended and restated at the Closing of the Business Combination as the Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit (RSU) awards, stock appreciation rights, and other stock awards to employees, directors and consultants. Pursuant to the 2020 Plan, the exercise price for incentive stock options and non-statutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.
Under the terms of the 2020 Plan, the Company is authorized to issue 18,899,285 shares of common stock pursuant to awards under the 2020 Plan. As of October 19, 2021, the Company has issued an aggregate of 11,276,706 stock options and non-statutory options to its employees and consultants and 4,525,344 shares of restricted stock to employees, directors and consultants under the 2020 Plan. No awards have or will be issued under the 2020 Plan after October 19, 2021. Shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021 will become authorized for issuance pursuant to awards under the 2021 Plan (as defined below).

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders at the Special Meeting on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of Common Stock; plus (b) up to 15,802,050 shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. As of December 31, 2021, the Company has issued 6,500,000 non-statutory stock options under the 2021 Plan.

Stock-Based Compensation
At the Closing of the Business Combination on October 19, 2021, Legacy Navitas’ outstanding vested and unvested share-based compensation awards (as such terms are defined below) were converted into equity, RSUs or options in the Company at a ratio of 1.0944 to 1 share (the “Exchange Ratio”). Share and per share information below has been converted from historical disclosures based on the Exchange Ratio.
The Company recognizes the fair value of stock-based compensation in its financial statements over the requisite service period of the individual grants, which generally equals a four-year vesting period. The Company uses estimates of volatility, expected term, risk-free interest rate and dividend yield in determining the fair value of these awards and the amount of compensation expense to recognize. The Company uses the straight-line method to amortize stock awards granted over the requisite service period of the award, which may be explicit or derived, unless market or performance conditions result in a graded attribution.

The following table summarizes the stock-based compensation expense recognized for the years ended December 31, 2021 and 2020:

	Year Ended Years ended December 31,
(In thousands)	2021	2020
Cost of revenues	$163	$331
Research and development	$6,624	$477
Selling, general and administrative	$34,617	$219
Total stock-based compensation expense	$41,404	$1,027
Stock Options
Generally, stock options granted under the Plans have 10 year terms and vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter. Stock options with performance vesting conditions begin to vest upon achievement of the performance condition. Expense is recognized beginning in the period in which performance is considered probable.
The fair value of incentive stock options and non-statutory stock options issued was estimated using the Black-Scholes model with the following weighted-average assumptions used during the years ended December 31, 2021 and 2020:

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)

	Year Ended December 31,
	2021	2020
Risk-free interest rates	0.42%	0.42%
Expected volatility rates	44%	44%
Expected dividend yield	—%	—%
Expected term (in years)	6	6
Weighted-average grant date fair value of options	$0.48	$0.48
A summary of stock options outstanding as of December 31, 2021, and activity during the two years then ended, is presented below:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)
Outstanding at December 31, 2019	9,932	$0.17	7.9
Granted	4,359	1.06
Exercised	(205)	0.13
Forfeited or expired	(1,105)	0.17
Outstanding at December 31, 2020	12,981	$0.47	7.8
Granted	208	1.06
Exercised	(1,611)	0.16
Forfeited or expired	(81)	0.89
Cancelled	(244)	$0.72
Outstanding at December 31, 2021	11,253	$0.51	6.8
Vested and Exercisable at December 31, 2021	7,519	$0.32	6.3
A summary of unvested stock options outstanding as of December 31, 2021, and activity during the two years then ended, is presented below:

	Shares (In thousands)	Weighted Average Fair Value
Unvested options outstanding at December 31, 2019	5,575	$0.07
Granted	4,359	0.44
Vested	(2,333)	0.10
Forfeited or expired	(1,105)	0.07
Unvested options outstanding at December 31, 2020	6,496	0.30
Granted	208	0.44
Vested	(2,740)	0.23
Forfeited or expired	(81)	0.37
Cancelled	(148)	$0.44
Unvested options outstanding at December 31, 2021	3,735	$0.36
During the years ended December 31, 2021 and 2020, the Company recognized $637 and $413, respectively, of stock-based compensation expense for the vesting of outstanding stock options, excluding $63 related to the LTIP Options described below. At December 31, 2021, unrecognized compensation cost related to unvested awards totaled $1,198. The weighted-average period over which this remaining compensation cost will be recognized is 1.7 years.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
Long-term Incentive Plan Stock Options
The Company awarded a total of 6,500,000 performance stock options (“LTIP Options”) to certain members of senior management on December 29, 2021 pursuant to the 2021 Plan. These non-statutory options are intended to be the only equity awards for the recipients over the duration of the performance period. The options vest in increments subject to achieving certain performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $6.05 based on the Black-Scholes model and a Monte Carlo simulation incorporating 100,000 scenarios. The valuation model utilized the following assumptions:

Risk-free interest rate	1.47%
Expected volatility rates	42.48%
Expected dividend yield	0.00%
Cost of equity (for derived service period)	13.71%
Weighted-average grant date fair value of options	$6.05
The Company recognized $63 of stock-based compensation expense for the year ended December 31, 2021 and expects to recognize in excess of $39,000 of share based compensation expense in future periods if all of the performance conditions are met.
Restricted Common Stock
In 2020, the Company awarded 531,834 common shares to an investor as consideration for consulting services. The Company recognized $282 and $282 of stock-based compensation expense for vesting during the years ended December 31, 2021 and 2020, respectively, based on grant date fair value per share of $1.06. As of December 31, 2021, the awards were fully vested.
Rescinded Common Stock Awards
On February 12, 2021, certain members of senior management entered into amended employment agreements, which provided for the right to purchase restricted Legacy Navitas common shares at $0.29 per share. These restricted shares were to vest over terms of up to four years, subject to various performance conditions. The purchases were funded with full recourse promissory notes bearing interest at rates ranging from 0.48% to 0.56% per annum. The share purchase agreements and related promissory notes were based on an initial grant date value of $0.29 per share based on a valuation report obtained from a third party, however, the Company later determined that the appropriate fair value at the date of grant was $5.53 per share. Restricted common stock issued at prices below fair value are recognized in compensation expense over the vesting term based on fair value at grant. On May 26, 2021, the Navitas Board and certain executives jointly decided to rescind the restricted stock awards granted to these executives on February 12, 2021, as well as the associated recourse promissory notes and the amendment to the executives’ employment agreements and the Company agreed to indemnify the executives from any personal tax consequences related to the rescission of these awards. As a result, the Company recognized $12,330 of additional stock-based compensation expense in the financial statements during the three months ended June 30, 2021. Such amount represents the recognition of compensation expense related to the unrecognized compensation cost at the rescission date. For the year ended December 31, 2021, the Company recognized compensation expense of $13,772 for restricted stock awards issued at prices below the grant date fair value of the awards. Restricted common stockholders are entitled to all of the rights of common stockholders. Disclosures above and in the table below regarding rescinded restricted shares have not been restated to give effect to the Exchange Ratio.
Restricted Stock Units
On August 25, 2021, the Company granted an aggregate of 4,135,000 Legacy Navitas RSU’s under the 2020 Plan to certain members of senior management pursuant to restricted stock unit agreements (collectively, the “RSU Agreements”). Each RSU represents the right to receive one share of common stock of the Company, subject to the vesting and other terms and conditions set forth in the RSU Agreements and the Plan. Up to 3,500,000 of these RSU awards vest in three

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
equal installments over a three-year period subject to the occurrence of an IPO (which includes the Business Combination) and certain valuation targets, subject to an accelerated vesting schedule based on the satisfaction of certain stock price targets. Up to 500,000 RSUs vest on the six-month anniversary of the grant date, subject to the occurrence of an IPO and certain valuation targets. Up to 52,500 RSUs vest upon the occurrence of an IPO, while the remaining 82,500 RSUs vest as specified by an RSU Agreement over a period of approximately three years. As of October 19, 2021, the IPO performance condition had been met due to the Business Combination.

A summary of restricted stock awards (“RSA”s) and RSUs outstanding as of December 31, 2021, and activity during the year then ended, is presented below:

Restricted Common Stock Awards	Shares (In thousands)	Weighted-Average Issuance Price	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	—	$—	$—
Granted	4,081	0.29	5.53
Vested	—	—	—
Forfeited	—	—	—
Rescinded	(4,081)	0.29	5.53
Outstanding at December 31, 2021	—	$—	$—

Restricted Stock Unit Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	—	$—
Granted	4,525	9.62
Vested	(57)	9.62
Forfeited	—	—
Unvested and Outstanding at December 31, 2021	4,468	$9.62
Outstanding at December 31, 2021	4,525	$9.62
During the year ended December 31, 2021, the Company recognized $35,014 of stock-based compensation expense for the vesting of RSAs and RSUs. At December 31, 2021, unrecognized compensation cost related to unvested RSU awards totaled $24,311. The weighted-average period over which this remaining compensation cost is expected be recognized is 0.7 years.

The Company implemented a stock-based bonus plan in 2021 and plans to settle accrued bonus liabilities of $2 million as of December 31, 2021 (included in accrued compensation expense liability on the balance sheet), by issuing a variable number of fully-vested restricted stock units to its employees in 2022. Based on the closing share price of the Company’s Class A Common Stock of $17.01 on December 31, 2021, approximately 117,578 shares would be issued, however the actual number of shares will be based on the share price at the date of settlement.
Unvested Earnout Shares
A portion of the earnout shares may be issued to individuals with unvested equity awards. While the payout of these shares require achievement of the Earn-out Milestones, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19,136 (or $11.52 per share). During the year ended December 31, 2021, the Company recognized $5,244 of stock-based compensation expense for the vesting of earnout shares. At December 31, 2021, unrecognized compensation cost related to unvested earnout shares totaled $13,892. The weighted-average period over which this remaining compensation cost is expected be recognized is 0.7 years.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
8. WARRANT LIABILITY
In connection with the closing of the Business Combination, holders of Live Oak Class A ordinary shares automatically received Class A Common Stock of the Company, and holders of Live Oak warrants automatically received 13,100,000 warrants of the Company with substantially identical terms (“the Warrants”). At the Closing, 8,433,333 Live Oak public warrants automatically converted into 8,433,333 warrants to purchase one share of the Company’s Class A Common Stock at $11.50 per share (the “Public Warrants”), and 4,666,667 Private Placement Warrants held by the Sponsor and certain permitted transferees, each exercisable for one Class A ordinary share of Live Oak at $11.50 per share, automatically converted into warrants to purchase one share of the Company’s Class A Common Stock at $11.50 per share with substantially identical terms as the Public Warrants. On February 4, 2022, the Company gave notice that it would redeem all of the Warrants, as further described below.

The Warrants were exercisable only during the period commencing December 7, 2021 (12 months after the consummation of Live Oak’s initial public offering) and ending on the earlier of October 19, 2026 (five years after the Closing of the Business Combination) or, in the event of redemption, the corresponding redemption date. The Company had the right to redeem not less than all of the outstanding Public Warrants on 30 days’ notice, at a redemption price of $0.01 per Warrant, if the reported closing price of the Common Stock was at least $18.00 per share for any 20 of 30 trading days ending three business days before the notice of redemption, subject to certain other conditions. The Company also had the right to redeem not less than all of the outstanding Public Warrants on 30 days’ notice, at a redemption price of $0.10 per Warrant, if the reported closing price of the Common Stock was at least $10.00 per share for any 20 of 30 trading days ending three business days before the notice of redemption, subject to certain other conditions. If the Company elected to exercise the latter right to redeem the Public Warrants for $0.10 per Warrant, and the reported closing price of the Common Stock was less than $18.00 per share for any 20 of 30 trading days ending three business days before the notice of redemption, the Company was required to concurrently redeem the Private Placement Warrants on the same terms. In addition, in such event, holders of Warrants subject to redemption would have the right to exercise their Warrants on a “cashless” basis, whereby they would receive a fractional number of shares of Common Stock per Warrant exercised before the redemption date, based on the volume weighted average price of the Common Stock for the 10 trading days following notice of redemption (the “Redemption Fair Market Value”) and the time period between the redemption date and the original expiration of the Warrants in the absence of redemption.
On February 4, 2022, the Company issued a notice of redemption that it would redeem, at 5:00 p.m. New York City time on March 7, 2022 (the “Redemption Date”), all of the Company’s outstanding Public Warrants and Private Placement Warrants to purchase shares of the Company’s Class A Common Stock that were governed by the Warrant Agreement, dated as of December 2, 2020 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), at a redemption price of $0.10 per Warrant (the “Redemption Price”). On February 22, 2022, the Company issued a notice that the “Redemption Fair Market Value,” determined in accordance with the Warrant Agreement based on the volume weighted average price of the Common Stock for the 10 trading days immediately following the date on which notice of redemption was sent, was $10.33 and, accordingly, that holders exercising Warrants on a “cashless” basis before the Redemption Date would receive 0.261 shares of Common Stock per Warrant exercised. The Warrants were exercisable by their holders until immediately before 5:00 p.m. New York City time on the Redemption Date, either (i) on a cash basis, at an exercise price of $11.50 per share of Common Stock, or (ii) on a “cashless” basis in which the exercising holder would receive 0.261 shares of Common Stock per Warrant exercised. Between December 7, 2021 (the date the Warrants became exercisable) and the Redemption Date, an aggregate of 12,722,773 Warrants were exercised (including 17,785 on a cash basis and 12,704,988 on a “cashless” basis); an aggregate of 3,333,650 shares of Common Stock were issued upon exercise of the Warrants (including 17,785 shares in respect of cash exercises and 3,315,865 shares in respect of “cashless” exercises). A total of 377,187 Warrants remained outstanding and unexercised at the Redemption Date and were redeemed for an aggregate Redemption Price of $38.

The Company has reviewed the terms of warrants to purchase its Class A common stock to determine whether warrants should be classified as liabilities or stockholders’ equity in its consolidated balance sheet. In order for a warrant to be classified in stockholders’ equity, the warrant must be (a) indexed to the Company’s equity and (b) meet the conditions for equity classification in ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Equity. If a warrant does not meet the conditions for equity classification, it is carried on the consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the statement of operations as change in fair value of warrants in Other income (expense), net. The Company determined that all warrants are required to be carried as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. At the closing of the Business Combination on October 19, 2021, the warrants had an initial fair value of $35,763, which was recorded as liability and a reduction to additional paid in capital in the consolidated

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
balance sheet. As of December 31, 2021, the warrants had an aggregate fair value of $81,388, which resulted in a loss of $45,625 due to the increase in the fair value of the warrant liability subsequent to the Closing date.

The following table is a summary of the number of shares of the Company’s Class A common stock issuable upon exercise of warrants outstanding at December 31, 2021:

	Number of Shares	Exercise Price	Redemption Price	Expiration Date	Initial Fair Value

Public Warrants	8,418,232	$11.50	$18.00	October 19, 2026	$23,023

Private Warrants	4,666,667	$11.50	$18.00	October 19, 2026	12,740

9. EARNOUT LIABILITY
Certain of the Company’s stockholders are entitled to receive up to 10,000,000 Earnout Shares of the Company’s Class A common stock if the Earnout Milestones are met. The Earnout Milestones represents three independent criteria, which each entitles the eligible stockholders to 3,333,333 earn-out shares per milestone met. Each Earnout Milestone is considered met if at anytime 150 days following the Business Combination and prior to October 19, 2026, the volume weighted average price of the Company’s Class A common stock is greater than or equal to $12.50, $17.00 or $20.00 for any twenty trading days within any thirty trading day period, respectively. Further, the Earnout Milestones are also considered to be met if the Company undergoes a Sale. A Sale is defined as the occurrence of any of the following: (i) engage in a “going private” transaction pursuant to Rule 13e-3 under the Exchange Act or otherwise cease to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act; (ii) Class A common stock cease to be listed on a national security exchange, other than for the failure to satisfy minimum listing requirements under applicable stock exchange rules; or (iii) change of ownership (including a merger or consolidation) or approval of a plan for complete liquidation or dissolution.

These earnout shares have been categorized into two components: (i) the “Vested Shares” - those associated with stockholders with vested equity at the closing of the Business Combination that will be earned upon achievement of the Earnout Milestones and (ii) the “Unvested Shares” - those associated with stockholders with unvested equity at the closing of the Business Combination that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the Earnout Milestones . The Vested Shares are classified as liabilities in the consolidated balance sheet and the Unvested Shares are equity-classified share-based compensation to be recognized over time (see Note 7 - Share-based Compensation). The earnout liability was initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability is recorded as part of Other income (expense), net in the consolidated statement of operations.

The estimated fair value of the earnout liability was determined using a Monte Carlo analysis of 20,000 simulations of the future path of the Company’s stock price over the earnout period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, and risk-free rate. The valuation model utilized the following assumptions:

Risk-free interest rate	1.23%
Equity volatility rate	55.00%

At the closing of the Business Combination on October 19, 2021, the earnout liability had an initial fair value of $96,069, which was recorded as a long-term liability and a reduction to additional paid in capital in the consolidated balance sheet. As of December 31, 2021, the earnout liability had increased to $134,173, which resulted in a loss due to the increase in fair value of the earnout liability of $38,105.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
10. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
Nearly all of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers.
The following customers represented 10% or more of the Company’s net revenues for the respective years:

	Year ended December 31,
Customer	2021	2020
Distributor A	15%	31%
Distributor B	*	21
Distributor C	21	16
Distributor D	19	13
Distributor E	*	18
Distributor F	16	*
*Total customer revenue was less than 10% of net revenues.
No other customers accounted for 10% or more of the Company’s net revenues in the periods presented.
Revenues by Geographic Area
The Company considers the domicile of its end customers, rather than the distributors it sells to directly, to be the basis for attributing revenues from external customers to individual countries. Revenues for the twelve months ending December 31, 2021 and 2020, were attributable to end customers in the following countries:

	Year ended December 31,
Country	2021	2020
China	74%	86%
United States	18	7
Taiwan	3	3
Korea	5	2
All others	—	2
Total	100%	100%
Long-lived Assets
Substantially all of the Company’s long-lived assets are located in the United States and the Philippines.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consisted principally of cash, cash equivalents and trade receivables. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits. The Company has not experienced any losses on cash or cash equivalents held at financial institutions. The Company does not have any off-balance-sheet credit exposure related to its customers.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
The following customers represented 10% or more of accounts receivable:

	As of December 31,
Customer	2021	2020
Distributor A	44%	*%
Distributor B	14	*
Distributor C	14	*
Distributor D	*	55
Distributor E	*	17
Distributor F	*	17
*Total customer accounts receivable was less than 10% of net accounts receivables.
No other customers accounted for 10% or more of the Company’s accounts receivable in the periods presented.
Concentration of Supplier Risk
The Company currently relies on a single foundry to produce wafers for GaN ICs. Loss of the relationship with this supplier could have a substantial negative effect on the Company. Additionally, the Company relies on a limited number of third-party subcontractors and suppliers for testing, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to the COVID-19 pandemic or natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company’s third-party subcontractors and suppliers, including third-party foundries that supply wafers for GaN ICs, are located in Taiwan. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Taiwan and the Philippines.
11. STOCKHOLDERS EQUITY (DEFICIT)
Common Stock
As of December 31, 2021, the Company has 751,000,000 authorized shares of capital stock, each with a par value of $0.0001 per share, consisting of (a) 750,000,000 shares of common stock (the “Common Stock”), including (i) 740,000,000 shares of Class A Common Stock (the “Class A Common Stock”), and (ii) 10,000,000 shares of Class B Common Stock (the “Class B Common Stock”), and (b) 1,000,000 shares of preferred stock. As of December 31, 2021 163,114,238 shares of Class A Common Stock are issued and outstanding or reserved for potential issuance related to the exercise of stock options, the vesting of restricted common stock, the potential issuance of earnout shares and the exercise of warrants.
Reverse Recapitalization
The Business Combination was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under the guidance in Accounting Standards Codifications (“ASC”) Topic 805, Navitas is treated as the “acquirer” for financial reporting purposes. As such, the Company is deemed the accounting predecessor of the combined business and is the successor registrant for U.S. Securities and Exchange Commission (“SEC”) purposes, meaning that the Company’s financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The most significant change in our reported financial position and results of operations was net cash proceeds of $298,054 from the merger transaction, which includes $173,000 in gross proceeds from the PIPE financing that was consummated in conjunction with the Business Combination. The increase in cash was offset by transaction costs incurred by Navitas in connection with the Business Combination of approximately $24,967. Substantially all of the transaction costs were paid as of December 31, 2021.

The table below summarizes the shares of Class A common stock issued immediately after the closing of the Business Combination as well as the impact on the consolidated statement of stockholders’ equity as of October 19, 2021:

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)

	Class A Common Stock
	Shares	Par Amount	Additional Paid in Capital
PIPE and SPAC financing	117,733,507	$12	$298,054
Transaction expenses		$—	$(24,967)
Conversion of redeemable preferred stock			$109,506
Earnout liability		$—	$(96,069)
Warrants liability		$—	$(35,763)
Reverse recapitalization on October 19, 2021	117,733,507	$12	$250,761
Series B-2 convertible preferred stock
During 2020, the Company amended its articles of incorporation and authorized the issuance of up to 24,027,913 shares of a new class of stock, Series B-2. The Company entered into Series B-2 purchase agreements with 13 investors for 18,198,891 shares of Series B-2 for an aggregate purchase price of $53,085. The Company incurred $706 of direct costs related to the issuance of Series B-2 shares, which is recorded as a reduction of the Series B-2 convertible preferred stock. All of the Series B-2 shares were converted to common shares at the Closing based on the Exchange Ratio.
Preferred stock conversion rights
Under the terms of the July 5, 2018 amended articles of incorporation, Series A, Series B, Series B-1 and Series B-2 shares (collectively, the “Preferred Stock”) are convertible into common stock at the option of the holders at any time after issuance. Preferred Stock shares are automatically converted upon the firm underwriting commitment for an initial public offering of aggregate proceeds not less than $100,000 or upon receipt by the Company of a conversion request by at least 60% of the outstanding Preferred Stock shares. The number of common units issuable upon conversion is determined based on original issuance price divided by the conversion price. The Series A conversion price is equal to the original issuance price of $1.05 per share, the Series B conversion price is equal to the original issuance price of $1.94 per share, the Series B-1 conversion price is equal to the original issuance price of $2.79 per share and the Series B-2 conversion price is equal to the original issuance price of $2.92 per share. The conversion prices may be adjusted downward if subsequent dilutive events occur such as an issuance of additional equity. The conversion prices cannot drop below $0.01 per share. All of the Company’s outstanding Preferred Stock was converted to common shares at the Closing based on the Exchange Ratio.
Preferred stock distribution, redemption and liquidation preference
Series A, Series B, Series B-1 and Series B-2 shareholders are entitled to an annual, noncumulative, dividend preference of $0.08, $0.15, $0.22 and $0.23 per share, respectively. Preferred shareholders are entitled to receive dividends, when, as and if declared by the Company’s Board of Directors. The Company has not declared or paid dividends since its inception. Dividends may be made to common stockholders after satisfying the Preferred Stock dividend preferences. Payment of dividends is made on a pro-rata basis in proportion to the number of shares held by each shareholder. In addition, the Preferred Stock can be redeemed by the holders upon certain events outside of the Company’s sole control, such as a Liquidation Event (as defined in the Company’s constitution), at the Liquidation Preference amount plus declared but unpaid dividends. As such, Preferred Stock is presented outside of permanent equity on the Company’s consolidated balance sheets. The preferred stock is recorded in the consolidated balance sheets at its original issuance less issuance costs. When and if a Liquidation Event becomes probable, the preferred stock will be adjusted to its redemption amount.
Series A, Series B, Series B-1 and Series B-2 shareholders are entitled to a $1.05, $1.94, $2.79 and $2.92 per share liquidation preference, respectively, subject to adjustment for any declared but unpaid dividends. After satisfying the Preferred Stock liquidation preference, remaining assets will be distributed pro-rata to the holders of common stock in proportion to the number of shares held by each holder of common stock. In the case of a Liquidation Event, to the extent that assets available for liquidation are less than the amount necessary to satisfy the liquidation preference, assets will be liquidated on a pro-rata basis to the Preferred Stock shareholders in proportion to the number of Series A, Series B, Series B-1 and Series B-2 shares held by each holder of Preferred Stock. After satisfying the Preferred Stock liquidation

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
preference, remaining assets will be distributed pro-rata to the holders of common stock in proportion to the number of shares held by each holder of common stock.

Forward Purchase Agreement

On October 6, 2021, Live Oak entered into a forward purchase agreement with ACM ARRT VII A LLC, an affiliate of Atalaya Capital Management LP (“ACM”), pursuant to which ACM had the right, but not the obligation, to purchase up to 3,000,000 shares of Class A Common Stock from shareholders who had redeemed shares, or indicated an interest in redeeming shares, prior to the closing of the Business Combination. The agreement provided for ACM to sell shares it purchased under the agreement to the Company on the second anniversary of the effective date of the agreement, at the redemption price in effect prior to Closing. ACM purchased 3,000,000 such shares and, immediately following the Closing, pursuant to the agreement, the Company paid to ACM the forward price of approximately $30 million. ACM also had the right to sell such shares to others during the two-year term, terminating the Company’s forward purchase obligations, and repaying to the Company a portion of the forward price, in amounts corresponding to the number of shares sold. ACM’s obligations under the agreement were secured by liens on the proceeds of any such sale or other disposition of such shares, and liens on a deposit account into which such proceeds were required to be deposited. On November 18, 2021, ACM notified the Company that it had sold 3,000,000 shares covered by the agreement. As a result, a total of approximately $30 million was remitted to the Company by ACM.
Warrants
Share and per share amounts below have not been adjusted to reflect the impact of the Exchange Ratio in the reverse recapitalization.
The Company issued warrants in connection with its previously outstanding term loan agreement with a bank (see Note 6). Under the original term loan agreement, the Company issued 96,300 warrants in 2016 to the bank. These warrants are exercisable into Series A shares at a price of $1.05 per share and expire on February 16, 2026. In connection with the modification of the term loan agreement on March 6, 2018, the Company issued an additional 49,223 warrants to the bank. These warrants are exercisable into Series B shares at a price of $1.94 per share and expire on March 6, 2018. The warrants issued to the bank may be exercised through payment of cash or net share settlement. The warrants issued to the bank are automatically net share settled upon expiration, acquisition of the Company or an initial public offering (including the Business Combination). The warrants were exercised through net share settlement in 2021, prior to the Closing.
On September 6, 2018, the Company issued 717,424 warrants to a potential customer. The warrants are exercisable into Series B-1 shares at a price of $2.79 per share and expire on January 31, 2020. The warrants vest based on purchases by the customer from January 1, 2019 through December 31, 2019. The warrants are exercisable through payment of cash. As of the date of grant and December 31, 2019, the Company has determined that it was not probable that the customer will make enough purchases to begin vesting, and, accordingly, no expense has been recognized. The warrants did not vest and were cancelled effective January 31, 2020.
On September 7, 2018, the Company issued 215,227 warrants to an investor entity that is involved in generating sales for the Company. The warrants are exercisable into shares of common stock at a price of $0.22 per share and expire on September 7, 2023. The warrants vest based on sales generated by the investor entity through May 15, 2021. The warrants are exercisable through payment of cash or net share settlement. As of the date of grant and December 31, 2019, the investor entity had met the performance conditions for vesting of 21,522 warrants, and, accordingly, an expense amounting to $1 was recognized. The warrants vest and are automatically net share settled upon acquisition of the Company or an initial public offering (including the Business Combination). The remaining warrants vested in 2021 and were exercised for cash payment of $47 in the fourth quarter of 2021, prior to the Closing.
On April 29, 2020, the Company issued warrants in connection with its loan and security agreement with a new bank. Pursuant to the agreement, the Company issued 30,000 warrants that are exercisable into Series B-2 Preferred Stock at a price of $2.92 per share and expire on April 30, 2030. The warrants issued to the bank may be exercised through payment of cash or net share settlement. The warrants are automatically net share settled upon expiration, acquisition of the Company or an initial public offering (including the Business Combination). The warrants were exercised through net share settlement in the fourth quarter of 2021, prior to the Closing.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
On December 16, 2020, the Company issued 548,523 warrants to an investor entity that is also an end-customer of the Company. Vested warrants are exercisable into shares of common stock at a price of $0.29 per share and expire on December 16, 2025. The warrants vest based on purchases (indirectly) by the investor entity through December 31, 2021. The warrants are exercisable through payment of cash or net share settlement. As of December 31, 2020, the Company determined it was probable the investor would achieve the performance threshold for vesting, consequently, the company began recognizing the vesting charge for the fair value of the warrants as a reduction of revenue in proportion to the revenue generated. The Company recognized contra-revenue in the amount of $163 and $331 for the years ended December 31, 2021 and 2020, respectively. The warrants were exercised through net share settlement in 2021, prior to the Closing.
On December 29, 2020, the Company issued 342,827 warrants to an investor entity that is also an end-customer of the Company. Vested warrants are exercisable for shares of common stock at a price of $0.29 per share and expire on December 29, 2025. The warrants vest based on purchases (indirectly) by the investor entity through December 31, 2021. The warrants are exercisable through payment of cash or net share settlement. As of the date of grant and December 31, 2021, the Company determined that it was not probable the investor entity would meet the performance conditions for vesting of the warrants, and, accordingly, no expense was recognized as of December 31, 2021. The warrants did not vest by the end of the vesting period and thus expired effective December 31, 2021.
The Company determined that all warrants issued should be classified as equity at the grant date fair value. The Company determined the grant date fair value using the Black-Scholes option pricing model.
The weighted-average assumptions used in calculating the fair value of the warrants issued during the year ended December 31, 2020 are as follows:

2020
Expected dividend yield	—
Risk-free interest rate	0.21%
Expected life in years	2.5
Expected volatility	68%
Weighted-average fair value of warrants granted	$0.85
12. LOSS PER SHARE:
Basic loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net loss by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding restricted stock units, the assumed issuance of awards for contingently issuable performance-based awards, as computed using the treasury stock method.
A summary of the loss per share calculation is as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2021	2020
Basic and diluted loss per common share: (1)
Net loss	$(152,685)	$(19,044)
Weighted-average common shares (2)	39,167	16,246
Basic and diluted loss per common share	$(3.90)	$(1.17)
(1)The Company’s potentially dilutive securities, which include unexercised stock options, unvested shares, preferred shares and warrants for common and preferred shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an antidilutive effect:

	Year Ended December 31,
(In thousands)	2021	2020
Redeemable convertible preferred stock shares	—	54,449
Warrants to purchase redeemable convertible preferred stock	—	176
Warrants to purchase common shares	13,085	1,107
Earnout shares	10,000	—
Unvested restricted stock units [2]	4,525	—
Stock options potentially exercisable for common shares [2]	17,753	12,981
	45,363	68,713
(2) Balances as of December 31, 2020 retroactively restated to give effect to the October 19, 2021 reverse recapitalization.
13. PROVISION FOR INCOME TAXES:
Income Taxes
Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
U.S. and foreign components of income (loss) before income taxes were:

	Year Ended December 31,
	2021	2020
U.S. operations	$(101,146)	$(14,084)
Foreign operations	$(51,492)	$(4,955)
Total loss before income taxes	$(152,638)	$(19,039)
The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2021	2020
Current provision (benefit):
Federal	$—	$—
State	$19	$1
Foreign	$28	$4
	$47	$5
Deferred provision (benefit):
Federal	$(8,362)	$(4,216)
State	$(4,629)	$2,285
Foreign	$—	$(1,237)
Valuation allowance	$12,991	$3,168
	$—	$—
Total	$47	$5

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
The provision (benefit) for income taxes differs from the amount that would result by applying the applicable federal income tax rate to income before income taxes, as follows:

	Year Ended December 31,
	2021	2020
Provision computed at Federal statutory rate	21.0%	21.0%
Change in valuation allowance	(8.5)	(17.2)
Return to provision adjustments	1.0	(6.7)
Foreign income tax rate and benefit	0.1	6.7
Effect of permanent differences	0.4	(0.2)
Non-deductible expenses - mark to market liabilities	(11.5)%	—%
Stock based compensation	(5.5)%	(0.5)%
State tax, net of federal	2.7	0.2
Deferred tax asset and liability adjustment	0.4	(3.2)
Other	(0.1)	(0.1)
Total	0.0%	0.0%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2021 and 2020, deferred tax assets and liabilities consisted of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$28,052	$17,146
Benefit of tax credit carry-forwards	$207	$207
Start up costs	$2,009	$1,648
Other	$2,367	$410
Valuation allowance	$(32,382)	$(19,392)
	$253	$19
Deferred tax liabilities:
Depreciation	$(253)	$(19)
	$(253)	$(19)
Net deferred tax balance	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income. In the event that the Company determines, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, the Company would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position.
At December 31, 2021, the Company has approximately $100,147 of federal net operating loss (“NOL”) carryforwards and approximately $82,583 of State NOL carryforwards expiring in varying amounts through 2037, with the exception Federal NOLs arising from the years ended after December 31, 2017 that may be carried forward indefinitely. Realization of the NOL carryforwards is dependent on the Company generating sufficient taxable income prior to expiration of the NOL carryforwards and is also potentially subject to usage limitations due to changes in the Company’s

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
ownership. As of December 31, 2021, the Company continues to maintain a valuation allowance as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized.
The transfer of intellectual property and other intangible assets by Navitas U.S. to Navitas Ireland in connection with the Restructuring was among entities within the same consolidated group for U.S. federal income tax purposes, and as a result, any gain or loss to Navitas U.S. is expected to be deferred for U.S. federal income tax purposes.

The Company had no unrecognized tax benefits for the years ended December 31, 2021 or December 31, 2020. We recognize interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the years ended December 31, 2021 and 2020.

14. COMMITMENTS and CONTINGENCIES
Lease commitments
The Company leases its corporate offices and certain equipment under noncancellable operating leases expiring through September 2023. For the years ended December 31, 2021 and 2020, total rental expense under the operating leases that have initial or remaining lease terms in excess of one year is $1,255 and $859, respectively.
Future minimum lease payments under all non-cancelable lease agreements as of December 31, 2021, are as follows:

December 31, 2021
2022	$966
2023	585
2024	170
2025	—
2026	—
Thereafter	—
Total future minimum lease payments	$1,721
Purchase Obligations
At December 31, 2021, the Company had no non-cancelable purchase obligations that were due beyond one year.
Employment agreements
The Company has entered into agreements with certain employees to provide severance payments to the employees for termination for reasons other than cause, death or disability. Aggregate payments that would be required to be made in the event of termination under the agreements are approximately $1,443. At December 31, 2021 and 2020, no terminations have occurred or are expected to occur pursuant to these arrangements and, accordingly, no termination benefits have been accrued.
Indemnifications
The Company sells products to its distributors under contracts, collectively referred to as Distributor Sales Agreements (DSA). Each DSA contains the relevant terms of the contractual arrangement with the distributor, and generally includes certain provisions for indemnifying the distributor against losses, expenses, and liabilities from damages that may be awarded against the distributor in the event the Company’s products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party (Customer Indemnification). The DSA generally limits the scope of and remedies for the Customer Indemnification obligations in a variety of industry-standard respects, including, but not limited to, limitations based on time and geography, and a right to replace an infringing product. The Company also, from time to time, has granted a specific indemnification right to individual customers.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2021. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
Legal proceedings and contingencies
From time to time in the ordinary course of business, the Company may become involved in lawsuits, or end customers and distributors may make claims against the Company. The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is not currently subject to any pending actions or regulatory proceedings that either individually or in the aggregate are expected to have a material impact on its consolidated financial statements.
15. EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company contributes a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. For the years ended December 31, 2021 and 2020, the Company made $332 and $270, respectively, in matching contributions to the 401(k) plan.
16. RELATED PARTY TRANSACTIONS
Notes Receivable
The Company has outstanding interest-bearing notes receivable from an employee. The notes have various maturity dates through May 1, 2023 and bear interest at rates ranging from 1% to 2.76%. The Company recognized $4 and $4 of interest income from the notes for the years ended December 31, 2021 and 2020, respectively.

	December 31, 2021	December 31, 2020
Notes receivable	$206	$221
Service Agreement
On December 31, 2020, Navitas Ireland entered into a service agreement with a company affiliated with a current member of the Navitas Board to provide strategic advisory services and to assist the management team in its activities as directed by the chief executive officer in exchange for a monthly service fee of $16. The agreement was terminated prior to the Closing.
Joint Venture
In 2021, Navitas entered into a partnership with a manufacturer of power management ICs to develop products and technology relating to ac-dc converters. Structured as a joint venture, Navitas’ initial contribution was the commitment to sell its GaN integrated circuit die at prices representing cost plus insignificant handling fees, in exchange for a minority interest, with the right to acquire the balance of the joint venture based on the future results of the venture (among other rights and obligations). The Company recognized revenue of $435 from sales to the joint venture for the year ended December 31, 2021. The Company accounts for the investment in the joint venture as an equity-method investment. As of December 31, 2021, the investment balance of $1.3 million was included in Other assets on the consolidated balance sheet.
17. SUBSEQUENT EVENTS
The Company evaluated material subsequent events from the consolidated balance sheet date of December 31, 2021, through March 30, 2022, the date the consolidated financial statements were issued.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)

Redemption of Warrants
On February 4, 2022, the Company issued a notice of redemption that it would redeem, at 5:00 p.m. New York City time on March 7, 2022 (the “Redemption Date”), all of the Company’s outstanding Public Warrants and Private Placement Warrants to purchase shares of the Company’s Class A Common Stock that were governed by the Warrant Agreement, dated as of December 2, 2020 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), at a redemption price of $0.10 per Warrant (the “Redemption Price”). On February 22, 2022, the Company issued a notice that the “Redemption Fair Market Value,” determined in accordance with the Warrant Agreement based on the volume weighted average price of the Common Stock for the 10 trading days immediately following the date on which notice of redemption was sent, was $10.33 and, accordingly, that holders exercising Warrants on a “cashless” basis before the Redemption Date would receive 0.261 shares of Common Stock per Warrant exercised. The Warrants were exercisable by their holders until immediately before 5:00 p.m. New York City time on the Redemption Date, either (i) on a cash basis, at an exercise price of $11.50 per share of Common Stock, or (ii) on a “cashless” basis in which the exercising holder would receive 0.261 shares of Common Stock per Warrant exercised. Between December 7, 2021 (the date the Warrants became exercisable) and the Redemption Date, an aggregate of 12,722,773 Warrants were exercised (including 17,785 on a cash basis and 12,704,988 on a “cashless” basis); an aggregate of 3,333,650 shares of Common Stock were issued upon exercise of the Warrants (including 17,785 shares in respect of cash exercises and 3,315,865 shares in respect of “cashless” exercises). A total of 377,187 Warrants remained outstanding and unexercised at the Redemption Date and were redeemed for an aggregate Redemption Price of $38.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by us is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our chief executive     officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2021, were not effective due to material weaknesses in our internal control over financial reporting. Specifically, we found that we lack a sufficient number of trained professionals with technical accounting expertise to identify, evaluate, value and account for complex transactions. We also found we have insufficient accounting resources to maintain appropriate segregation of duties, including to ensure journal entries are reviewed by personnel independent of the preparer. As a result, we performed additional analysis as we deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our proxy statement for the 2022 annual meeting of stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

Our Board adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our President and Chief Executive Officer, Chief Financial Officer, and other executive and senior officers. The full text of this code of business conduct and ethics is posted on the investor relations page of our website, at
https://ir.navitassemi.com/corporate-governance/documents-charters. The reference to our website address in this filing does not include or incorporate by reference the information on that website into this filing. We intend to disclose future amendments to certain provisions of this code of business conduct and ethics, or waivers of these provisions, on our website or in public filings to the extent required by the applicable rules.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our proxy statement for the 2022 annual meeting of stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our proxy statement for the 2022 annual meeting of stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Person Transactions.

The information required by this item is incorporated by reference to our proxy statement for the 2022 annual meeting of stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our proxy statement for the 2022 annual meeting of stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Part IV

Item 15. Exhibits and Financial Statement Schedules.
    (a) (1) Financial Statements. Financial statements included in this annual report are listed under Part II, Item 8.
(2) Financial Statement Schedules. Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
(3) Exhibits. The exhibits listed below are filed or furnished, as applicable, as part of this annual report or are incorporated by reference as indicated.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date

2.1+	Business Combination Agreement and Plan of Reorganization, dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Live Oak Merger Sub Inc. and Navitas Semiconductor Limited, including as domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC (“Legacy Navitas”)	S-4	333-256880	2.1	6/8/2021

3.1	Second Amended and Restated Certificate of Incorporation of Navitas Semiconductor Corporation	8-K	001-39755	3.1	10/25/2021

3.2	Amended and Restated Bylaws of Navitas Semiconductor Corporation	8-K	001-39755	3.2	10/25/2021

4.1*	Description of Registrant’s Securities

10.1†	Navitas Semiconductor Corporation 2021 Equity Incentive Plan	8-K/A	001-39755	10.5	11/15/2021

10.2†	Form of Restricted Stock Unit Agreement	8-K	001-39755	10.6	10/25/2021

10.3†	Form of Stock Option Agreement	8-K	001-39755	10.7	10/25/2021

10.4†	Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan	S-4/A	333-256880	10.16	8/23/2021

10.5	Warrant Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39755	4.1	12/8/2020

10.6	Private Placement Warrants Purchase Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.4	12/8/2020

10.7	Registration Rights Agreement, dated December 2, 2020, among Live Oak Acquisition Corp. II, Live Oak Sponsor Partners II, LLC and certain other security holders named therein	8-K	001-39755	10.3	12/8/2020

10.8	Administrative Support Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	12/8/2020

10.9	Promissory Note, dated August 12, 2020, issued to Live Oak Sponsor Partners II, LLC	S-1	333-249854	10.2	11/4/2020

10.10†	Form of Indemnification Agreement	8-K	001-39755	10.4	10/25/2021

10.11	Shareholder Tender and Support Agreement, dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.1	5/7/2021

10.12	Lock-Up Agreement (Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.2	5/7/2021

10.13	Lock-Up Agreement (VPs), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.3	5/7/2021

10.14	Lock-Up Agreement (Non-Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.4	5/7/2021

10.15	Letter Agreement, dated December 2, 2020, among Live Oak Acquisition Corp. II, its officers and directors and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.1	12/8/2020

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
10.16	Investment Management Trust Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Continental Stock Transfer & Trust Company, as trustee	8-K	001-39755	10.2	12/8/2020

10.17	Sponsor Letter Agreement, dated May 6, 2021, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	5/7/2021
10.18†	Form of Indemnity Agreement	S-1/A	333-249854	10.8	11/18/2020

10.19	Amendment to Letter Agreement, dated May 6, 2021. among Live Oak Acquisition Corp. II, its officers and directors and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	5/7/2021

10.20†	Employment Agreement of Gene Sheridan, dated as of May 6, 2021	S-4/A	333-256880	10.14	8/23/2021

10.21†	Employment Agreement of Daniel Kinzer, dated as of May 6, 2021	S-4/A	333-256880	10.15	8/23/2021

10.22†	Employment Agreement of Todd Glickman, dated as of May 6, 2021	8-K	001-39755	10.2	10/25/2021

10.23	Backstop Agreement, dated as of August 20, 2021, among Live Oak Acquisition Corp. II, Live Oak Sponsor Partners II, LLC and Encompass Capital Advisors LLC	S-4/A	333-256880	10.17	8/23/2021

10.24	Form of PIPE Subscription Agreement	8-K	001-39755	10.6	5/7/2021

10.25	Sponsor Letter Agreement, dated October 6, 2021, among Live Oak Sponsor Partners II, LLC, Live Oak Acquisition Corp. II and Navitas Semiconductor Limited	8-K	001-39755	10.3	10/7/2021

10.26	Forward Purchase Agreement, dated October 6, 2021, between ACM AART VII A LLC and Live Oak Acquisition Corp. II	8-K	001-39755	10.2	10/7/2021

21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________________________
†    Management contract or compensatory arrangement.
*    Filed herewith.
**    Furnished herewith.
+    Pursuant to Regulation S-K Item 601(a)(5), the registrant will provide certain omitted exhibits and schedules to the SEC or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Name:	Gene Sheridan
Title:	President and Chief Executive Officer

Date:	March 30, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd Glickman and Paul D. Delva as his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene Sheridan Gene Sheridan	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2022
/s/ Todd Glickman Todd Glickman	Sr. V.P., Interim Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 30, 2022
/s/ Daniel Kinzer Daniel Kinzer	Chief Operating Officer, Chief Technology Officer and Director	March 30, 2022
/s/ Richard J. Hendrix Richard J. Hendrix	Director	March 30, 2022
/s/ Brian Long Brian Long	Director	March 31, 2022
/s/ David Moxam David Moxam	Director	March 31, 2022
/s/ Dipender Saluja Dipender Saluja	Director	March 30, 2022
/s/ Gary K. Wunderlich, Jr. Gary K. Wunderlich, Jr.	Director	March 30, 2022