Form 10-K/A
period 2021-12-31
Navitas Semiconductor Corp
filed 2022-05-02
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
In accordance with General Instruction G(3) to Form 10-K, we are filing this amendment on Form 10-K/A solely for the purpose of including the items comprising Part III of Form 10-K. We are not amending or modifying any financial or other information included in Parts I and II or any exhibits of our original annual report on Form 10-K for the fiscal year ended December 31, 2021, which we filed with the SEC on March 31, 2022. Part III information was omitted from our original Form 10-K in reliance on General Instruction G(3), which permits that information to be incorporated by reference from a registrant’s definitive proxy statement if the proxy statement is filed within 120 days after fiscal year-end. The reference on the cover page of our original Form 10-K to such incorporation by reference has been deleted, and this amendment amends and restates in their entirety the cover page and Items 10 through 14 of Part III of our original Form 10-K. We are also amending Item 15 and the Exhibit Index to include currently dated certifications of our CEO and CFO.

Except as described above, this Form 10-K/A does not modify or update our original Form 10-K (including exhibits). Also, except as specifically described herein, this amendment does not describe events occurring after our filing of the original Form 10‑K, or modify or update disclosures in the original Form 10-K (including exhibits) affected by such subsequent events. This amendment should be read in conjunction with the original Form 10-K and other filings we have made with the SEC.

TERMINOLOGY
On October 19, 2021, as part of a series of related transactions we refer to as the “Business Combination,” the registrant   (f/k/a Live Oak Acquisition Corp. II) acquired all of the equity interests of Navitas Semiconductor Limited, an Irish private company domesticated in Delaware as Navitas Semiconductor Ireland, LLC (“Legacy Navitas”), and changed the name of the registrant to Navitas Semiconductor Corporation. For more information about the Business Combination, see Note 1 to the consolidated financial statements in Part II, Item 8 of the original Form 10-K.

References to “Navitas,” “we,” “our,” “us” and the “Company” refer to Legacy Navitas and its predecessors before the Business Combination, and/or to Navitas Semiconductor Corporation after the Business Combination, as the context suggests.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This amendment to our annual report contains forward-looking statements. All statements other than statements of historical facts contained in this amendment, including statements concerning possible or assumed future actions, financial performance goals, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements.

Please see the Summary of Risk Factors beginning on page 4 of our original Form 10-K, and the more detailed discussion in Part I, Item 1A (Risk Factors) beginning on page 11 of our original Form 10-K for additional information about many of the risks we are exposed to in the normal course of our business.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.

Structure of the Board of Directors and Directors’ Terms of Office

Under our second amended and restated certificate of incorporation (which we refer to simply as our certificate of incorporation), approved by stockholders at a special meeting held in connection with the consummation of the Business Combination, our board of directors is divided into three classes, with members of each class serving staggered three-year terms. To implement this staggered structure following the Business Combination, our certificate of incorporation provides that Class I directors have initial terms that will expire at our 2022 annual stockholders’ meeting, Class II directors have initial terms that will expire at our 2023 annual stockholders’ meeting, and Class III directors have initial terms that will expire at our 2024 annual stockholders’ meeting, or in each case when the director’s successor is duly elected and qualified or upon the director’s earlier resignation, removal or death.

Executive Officers and Directors; Standing Committees of the Board

The following table lists the names, ages as of April 30, 2022, and positions of our executive officers and directors. For each director, the table indicates the year of the annual stockholders’ meeting at which the director’s initial term is scheduled to expire as discussed above, as well as the standing committees of the board and the roles of directors currently serving on each committee. Executive officers do not serve on board committees. Executive officers serve in their respective offices until their successors are appointed by the board. Brief biographies of our executive officers and directors follow the table.

Name	Age	Position(s)	Initial director term expires	Board Standing Committees and Director Roles
				Audit Committee (1)	Compensation Committee (2)	Nominating and Governance Committee (2)
Gene Sheridan	56	President, Chief Executive Officer, Class I Director, Chair of the Board	2022
Dan Kinzer	64	Chief Operating Officer, Chief Technology Officer, Class I Director	2022
Todd Glickman	38	Senior Vice President, Interim Chief Financial Officer, Treasurer
Brian Long	65	Lead Independent Director, Class II Director	2023	Member	Member	Member
Richard Hendrix	56	Class III Director	2024	Chair	Member
David Moxam	65	Class II Director	2023	Member	Chair
Dipender Saluja	57	Class II Director	2023			Chair
Gary Wunderlich	52	Class III Director	2024			Member

(1)    The board of directors has determined that all members of the audit committee are independent from Navitas and its management under applicable Nasdaq Stock Exchange listing standards and SEC regulations, and that Mr. Hendrix is an “audit committee financial expert,” as defined by applicable SEC regulations, based on Mr. Hendrix’s extensive financial experience described in his biography below.
(2)    The board of directors has determined that all members of the compensation committee and nominating and governance committee are independent from Navitas and its management under applicable Nasdaq Stock Exchange listing standards and SEC regulations.

Executive Officers

Gene Sheridan. Mr. Sheridan is our President and Chief Executive Officer, and is the Chair and a Class I member of our board of directors. His current term of office as a director is scheduled to expire at the 2022 annual stockholders’ meeting. Mr. Sheridan co-founded Navitas and has served as President, Chief Executive Officer and member of the Navitas board since 2014. Mr. Sheridan has over 25 years of experience in the power management and semiconductor industry. From 2013 through 2015, Mr. Sheridan served as Chief Executive Officer of Empower Semiconductor, a provider of power management services, through 2019 and since then has served as its board chairman. From 2011 through 2013, he served as Senior Vice President and General Manager, Wireless Products Group at SMSC (now part of Microchip Technology, Inc.), a provider of mixed-signal, analog and Flash-IP solutions. From 2006 to 2011, he served as Chief Executive Officer of BridgeCo (now part of Microchip Technology, Inc.), a networking media semiconductor company. Prior to that, Mr. Sheridan held various roles at International Rectifier, a power management technology company (now part of Infineon Technologies), from 1988 to 2006, including Vice President, Processor Power Group and Vice President, Consumer & Communications Business Unit. Mr. Sheridan received a Bachelor of Science, Electrical Engineering (BSEE) in 1988 from Clarkson University.

Mr. Sheridan is qualified to serve on our board due to his extensive executive management and power management and semiconductor industry leadership experience as well as his deep knowledge of Navitas’ technology and business operations.

Daniel Kinzer. Mr. Kinzer is our Chief Operating Officer and our Chief Technology Officer and is a Class I member of our board whose term of office as a director is scheduled to expire at the 2022 annual stockholders’ meeting. He co-founded Legacy Navitas and has been a member of the Legacy Navitas board since 2014. He has served as Legacy Navitas’ Chief

Technology Officer and Chief Operating Officer since 2014. Mr. Kinzer has over 30 years of experience as a senior technology executive leading research and development at semiconductor and power electronics companies. His experience includes developing advanced power device and IC platforms, wide bandgap gallium nitride (GaN) and silicon carbide (SiC) device design, integrated circuit (IC) and power device fabrication processes, advanced IC design, semiconductor package development and assembly processes, and design of electronic systems. From 2007 through 2014, Mr. Kinzer was Senior Vice President and Chief Technology Officer at Fairchild Semiconductor (now part of ON Semiconductor). Prior to that, he served in various positions, including Vice President of Research & Development and Director of Power IC Development at International Rectifier from 1988 through 2007. Mr. Kinzer holds a Bachelor of Science in Engineering, Department of Aerospace and Mechanical Sciences Program in Engineering Physics, from Princeton University.

Mr. Kinzer is qualified to serve on our board due to his executive management and semiconductor and power electronics industry leadership experience as well as his deep knowledge of Legacy Navitas’ technology and business operations as Chief Technology Officer and Chief Operating Officer.

Todd Glickman. Mr. Glickman has been Senior Vice President, Interim Chief Financial Officer and Treasurer since the closing of the Business Combination on October 19, 2021. He joined Legacy Navitas in 2015 and, prior to his appointment as Interim CFO, served as Senior Vice President, Finance (Head of Finance and General Administration). Mr. Glickman has more than 15 years of experience in finance, accounting and corporate development. Before joining Navitas, Mr. Glickman was employed by MalibuIQ, LLC, a venture capital investor and Navitas stockholder, evaluating early-stage technology investments. Prior to that Mr. Glickman held various roles at Activision Blizzard in corporate development, Vance Street Capital in private equity roles, and Lehman Brothers in investment banking. Mr. Glickman holds a B.B.A. in Finance, Investment and Banking from the University of Wisconsin - Madison and an MBA with honors from the Marshall School of Business at the University of Southern California.

Non-Employee Directors

Richard Hendrix. Mr. Hendrix is a Class III member of our board whose term of office as a director is scheduled to expire at the 2024 annual stockholders’ meeting. Mr. Hendrix is chair of the audit committee and a member of the compensation committee. Mr. Hendrix served as chief executive officer and a member of the board of directors of the registrant (then named Live Oak Acquisition Corp. II (“Live Oak”)) from August 2020 to the closing of the Business Combination on October 19, 2021. Since January 2021, Mr. Hendrix has been chief executive officer and a member of the board of directors of Live Oak Mobility Acquisition Corp., a blank check company that consummated its initial public offering in March 2020. Mr. Hendrix has also been chief executive officer and a member of the board of directors of Live Oak Crestview Climate Acquisition Corp., a blank check company, since February 2021. From January 2020 to December 2020, Mr. Hendrix served as an officer and director of Live Oak Acquisition Corp., a blank check company that consummated a business combination with Meredian Holdings Group, Inc., which was renamed Danimer Scientific, Inc. at the closing of the business combination. Mr. Hendrix continues to serve as a director of Danimer Scientific, Inc. Since March 2020, Mr. Hendrix has served as a board member of America’s Lift Chair Supplier, LLC, a medical equipment supplier. Mr. Hendrix served as chief executive officer of FBR & Co., or FBR, a capital markets firm, from 2009 to 2017, and as chairman from 2012 to 2017. While at FBR, Mr. Hendrix oversaw the growth of the company and oversaw numerous strategic transactions while in his role as Chairman and Chief Executive Officer at FBR, ultimately executing a merger with B. Riley Financial, Inc. in 2017. Following the merger, Mr. Hendrix served as director of B. Riley Financial until October 2017. Prior to his tenure as Chief Executive Officer of FBR, Mr. Hendrix served as Arlington Asset Investment Corp.’s President and Chief Operating Officer from 2004 to 2007 and its Chief Investment Officer from 2003 to 2004. Previously, he was the President and Chief Operating Officer of FBR Asset Investment Corporation and concurrently headed the Real Estate and Diversified Industrials Investment Banking groups of FBR. Prior to FBR, Mr. Hendrix was a Managing Director in PNC Capital Markets’ investment banking group and headed PNC’s asset-backed securities business. Mr. Hendrix is a co-founder and Managing Partner of Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across several industries. Mr. Hendrix also currently serves as an operating executive at Crestview Advisors, L.L.C., a private equity firm, and is currently the chairman of PMC Consolidated Holdings LLC, the parent company of Protect My Car, a portfolio company of Crestview Advisors that provides extended auto warranty plans to consumers. Mr. Hendrix is also the Founder and Chief Executive Officer of RJH Management Co, a privately held investment management business. Mr. Hendrix received his B.S. in Finance from Miami University.

Mr. Hendrix is qualified to serve on our board due to his extensive finance, investment and advisory background.

Brian Long. Mr. Long is a Class II member of our board whose term of office as a director is scheduled to expire at the 2023 annual stockholders’ meeting. He is also the Lead Independent Director and a member of the audit committee, compensation committee, and nominating and governance committee. Mr. Long has been a member of our board of directors since 2015. Mr. Long is a founder and has served as Managing Partner of Atlantic Bridge Capital, a venture capital firm, since 2004. Prior to that, he co-founded and from 1993 to 2003 served as Chief Executive Officer of CEVA (Parthus), a semiconductor company which went public. Mr. Long is also a co-founded and was chairman of GloNav Inc. (now part of NXP), from 2006 to 2008, which developed the first single-chip GPS solutions used on Samsung Galaxy mobile phones. Mr. Long is an investor and currently serves as a board member of various technology companies, including Intel Movidius since 2013, Quixey since 2012 and Hedvig Inc. since 2013. Previous investment and board seats include Maginatics, Inc. (now part of EMC), Ozmo Devices (now part of Atmel), BridgCo (now part of SMSC), Silicon Blue Technologies (now part of Lattice Semiconductor) and Osmetta Inc. (now part of Facebook). Mr. Long holds a Master’s in Electronic Engineering from Trinity College, Dublin.

Mr. Long is qualified to serve on our board based on his experience as a board member of technology companies and his investing experience.

David Moxam. Mr. Moxam is a Class II member of our board whose term of office as a director is scheduled to expire at the 2023 annual stockholders’ meeting. He is also chair of the compensation committee and a member of the audit committee. He has been a member of our board of directors since 2014. Mr. Moxam is a founder and has been the Managing Partner of Malibu IQ, LLC, a venture capital firm, since 2011. Malibu IQ was an original investor in Navitas. Since 2002, Mr. Moxam has also served as Managing Partner at Manti Ventures, LLC, a venture capital firm. Mr. Moxam was a founder of Authentix, Inc., a global provider of authentication and information services, and served as its Chief Executive Officer from 2002 to 2012. He is the Executive Chairman and serves as a board director of Decisio at Decisio Health, Inc., the first FDA-accepted clinical decision support software platform for clinical care in hospitals that aims to improve clinical outcomes. Mr. Moxam was a founding member of the board of directors at PeopleShores PBC, a technology services provider and impact sourcing partner for socially conscious corporations, since 2017. Mr. Moxam has received various recognitions, including the Queen’s Award for Enterprise in the U.K. and he was an Ernst & Young Entrepreneur of the Year for Technology in the U.S. Mr. Moxam holds graduate diplomas in Physics and Business Administration from Laurentian University in Canada and has participated in corporate executive programs with INSEAD, an international business school in France.

Mr. Moxam is qualified to serve on our board based on his experience as a member of the Navitas board and his executive and board level experience at disruptive technology companies.

Dipender Saluja. Mr. Saluja is a Class II member of our board whose term of office as a director is scheduled to expire at the 2023 annual stockholders’ meeting. He is also chair of the nominating and governance committee. He has been a member of our board since 2015. Mr. Saluja has served as Managing Director of Capricorn Investment Group, an investment firm, since 2006. Prior to Capricorn Investment Group, he served in various operating roles at Cadence Design Systems, an electronic design company, from 1990 to 2006. Mr. Saluja currently serves on the boards of QuantumScape (NYSE: QS), Joby Aviation, Inc. (NYSE: JOBY) and several private companies. Mr. Saluja also currently serves as a Commissioner of the Global Commission to End Energy Poverty (GCEEP), on the leadership council of Cyclotron Road, on the Investment Advisory Committee of the PRIME Coalition, on the Investment Council of CalStart, and on the Advisory board of the Institute On The Environment.

Mr. Saluja is qualified to serve on our board because of his extensive operational, management, strategy, investment and directorship experience, particularly in the areas of technology, electronics, semiconductors, transportation, renewable energy and cleantech.

Gary Wunderlich. Mr. Wunderlich is a Class III member of our board whose term of office as a director is scheduled to expire at the 2024 annual stockholders’ meeting. He also serves as a member of the nominating and governance committee. Mr. Wunderlich served as an officer of Live Oak Acquisition Corp. II from August 2020 to the consummation of the Business Combination on October 19, 2021. Since February 2022 Mr. Wunderlich has served as a Director of Valuence Merger Corp. I (NASDAQ: VMCA), a blank check company focused on combining with a merger target based in Asia (excluding China, Hong Kong and Macau). Since January 2021, Mr. Wunderlich has served as President and Chief Financial Officer and a member of the board of directors of Live Oak Mobility Acquisition Corp. (NYSE: LOKM), a blank check company that consummated its initial public offering in March 2020. Mr. Wunderlich has also been President, Chief Financial Officer, Secretary and a member of the board of directors of Live Oak Crestview Climate Acquisition Corp., a blank check company, since February 2021. From January 2020 to December 2020, Mr. Wunderlich served as an officer of

Live Oak Acquisition Corp., a blank check company that consummated a business combination with Meredian Holdings Group, Inc., which was renamed Danimer Scientific, Inc. at the closing of the business combination.. Mr. Wunderlich is co-founder and managing partner of Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across a wide range of industries. Prior to co-founding Live Oak in 2019, Mr. Wunderlich was the founder and Chief Executive Officer of Wunderlich Securities, Inc. (“WSI”), a full-service investment banking and brokerage firm, from 1996 until its merger in 2017 with B. Riley Financial, Inc. Following the merger, Mr. Wunderlich served as a director of B. Riley from 2017 to July 2018 and remained chief executive officer of WSI (rebranded B Riley Wealth) until November 2018. Mr. Wunderlich has also been consistently involved in securities industry organizations throughout his career. From 2016 to 2018 Mr. Wunderlich was a member of the Securities Industry and Financial Markets Association’s (“SIFMA”) National Board of Directors. He was also a founding board member of the American Securities Association from its inception in 2016 until 2018. Mr. Wunderlich also served in various capacities with the Financial Industry Regulatory Authority (FINRA) including serving on the National Advisory Board, serving on the District 5 Committee as both a Member and Chairman, and serving as a Member of the National Membership Committee. Since March 2020, Mr. Wunderlich has served as a board member of America’s Lift Chair, LLC, a medical equipment supplier. Since 2005, Mr. Wunderlich has been a member of the Young Presidents’ Organization and participates in the Family Business, Family Office, Financial Services and Entrepreneurship and Innovation Networks. He was inducted into the Society of Entrepreneurs in 2014 and has served as a director since 2016. He is also the managing member of Eighty Park Avenue Partners LLC, a family investment vehicle. Mr. Wunderlich received a B.A. in Economics from the University of Virginia and an M.B.A. from the University of Memphis.

Mr. Wunderlich is qualified to serve on our board due to his extensive investment and securities background.

Director Independence Generally

The Nasdaq Stock Market rules require that a majority of our board of directors be independent of the company and its management. An “independent director” is defined generally as a person other than an executive officer or employee of the listed company or any other individual having a relationship which, in the opinion of the board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The board of directors has determined that all members of the board of directors, other than Mr. Sheridan and Mr. Kinzer, is an independent director under the Nasdaq rules.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our president and chief executive officer, chief financial officer, and other executive and senior officers. The full text of our code of business conduct and ethics is posted on the investor relations page of our website, at
https://ir.navitassemi.com/corporate-governance/documents-charters. This reference to our website does not include or incorporate by reference the information on that website into this filing. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our website or in public filings to the extent required by applicable regulations or other requirements.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation of our executive officers for the years ended December 31, 2021 and December 31, 2020.

Name and principal position	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Gene Sheridan	2021	$375,000	$995,281	$26,332,500	$11,600	$27,714,381
President and Chief Executive Officer	2020	$375,000	—	—	$11,400	$386,400
Dan Kinzer	2021	$350,000	$1,000,000	$10,533,000	$11,600	$11,894,600
Chief Technology Officer and Chief Operating Officer	2020	$350,000	$10,000	—	$11,400	$371,400
Todd Glickman	2021	$268,072	$300,000	$6,688,455	$11,600	$7,268,127
Sr. V.P., Interim Chief Financial Officer and Treasurer	2020	$210,060	$45,000	—	$10,202	$265,262

(1)    Amounts for 2021 reflect one-time cash bonus awards conditioned upon consummation of the Business Combination.
(2)    Reflects grant date fair value of awards of restricted stock units (RSUs). For additional information see “Outstanding Equity Awards at 2021 Fiscal Year End” and “Legacy Stock Grants and Option Awards” below.
(3)    Reflects employer matching contributions under Navitas’ 401(k) plan.

Employment Arrangements with Executive Officers

Before the Business Combination, Navitas entered into at-will employment agreements with each of the executive officers which set forth the general terms of employment, including salary, equity incentive compensation and other employee benefits provided to senior executives of the company. In connection with the Business Combination, the executive officers entered into new employment agreements, dated as of May 6, 2021, which became effective upon consummation of the Business Combination, on October 19, 2021, on substantially the same terms as their previous employment agreements, except that the current employment agreements do not provide for any equity compensation component or terms. Navitas expects to replace the current employment agreements to reflect the status of the company as a public company, contingent upon the approval of the compensation committee. The employment agreements with Mr. Sheridan, Mr. Kinzer and Mr. Glickman are filed as Exhibits 10.20, 10.21 and 10.22, respectively, of this annual report on Form 10-K, and the foregoing summary is qualified in its entirety by reference to the full text of those agreements.

Outstanding Equity Awards at 2021 Fiscal Year End

The following table provides information on all outstanding option and stock awards held by our executive officers as of December 31, 2021.

		Option awards					Stock awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (1)	Market value of shares or units of stock that have not vested ($) (2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (1)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (2)
Gene Sheridan	3/27/18	1,994,544	—		$0.19	3/27/28
	12/29/21			3,250,000(3)	$15.51	12/29/31
	8/25/21								2,736,000(4)	$46,539,360
Dan Kinzer	3/27/18	450,072	—		$0.19	3/27/28
	12/29/21			3,250,000(3)	$15.51	12/29/31
	8/25/21								1,094,400(4)	$18,615,744
Todd Glickman	3/27/18	16,621	—		$0.19	3/27/28
	8/18/19	60,191	27,361		$0.21	8/18/29
	8/25/21						90,288(5)	$1,535,799
	8/25/21						547,200(6)	$9,307,872

(1)    The number of shares of common stock underlying option and stock awards with grant dates preceding the consummation of the Business Combination on October 19, 2021 reflect adjustments to apply the exchange ratio, determined in accordance with the agreement governing the Business Combination, of 1.0944 shares of our common stock for each common share of Legacy Navitas outstanding immediately before consummation of the Business Combination.
(2)    In accordance with applicable SEC regulations, each amount in this column equals the closing market price per share of our common stock on December 31, 2021 ($17.01) multiplied by the number of shares underlying the award shown in the adjacent column. The amounts in this column do not necessarily represent the fair value for expensing purposes or the fair value of corresponding awards that were expected to vest as of December 31, 2021.
(3)    Consists of long-term incentive performance (“LTIP”) awards under the Navitas Semiconductor Corporation 2021 Equity Incentive Plan. The awards are structured as non-qualified stock options subject to vesting based on the achievement of share price targets and financial performance goals over a seven-year performance period from 2022 through 2028. For more information, see the discussion below under “Long-Term Incentive Performance Awards to Mr. Sheridan and Mr. Kinzer.”
(4)    Consists of restricted stock units (“RSUs”) granted under the Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan (“2020 Plan”). RSUs become “earned,” and thus eligible for vesting, based on the aggregate market value of Navitas common stock on or after October 19, 2022, the first anniversary of the consummation of the Business Combination. Specifically, if the aggregate market value of our outstanding common stock equals or exceeds one or more of the values in the table below between October 19, 2022 and August 25, 2023 (the 24-month anniversary of the grant date), the corresponding number of RSUs held by Mr. Sheridan and Mr. Kinzer will become earned and eligible for vesting as described below (in each case without duplication of RSUs earned in respect of lower market values).

Aggregate market value of our common stock on/after October 19, 2022	RSUs earned and eligible for vesting for Mr. Sheridan	RSUs earned and eligible for vesting for Mr. Kinzer
$500,000,000	2,407,680	809,856
$550,000,000	2,489,760	886,464
$600,000,000	2,571,840	952,128
$650,000,000	2,653,920	1,028,736
$700,000,000	2,736,000	1,094,400
Earned RSUs vest in one-third increments on each of October 19, 2022, August 25, 2023 and August 25, 2024, or on the date that such market value is achieved, if later, provided in all cases that the executive remains a Navitas employee on the vesting date. Each one-third increment of earned RSUs is subject to earlier vesting if the closing price of our common stock is at least $12.00, $17.00 or $20.00 per share, respectively, on 20 trading days (whether or not consecutive) within any 30 consecutive trading day period commencing on or after March 18, 2022 (150 days after consummation of the Business Combination), provided the executive remains a Navitas employee on the vesting date. Vesting results in the delivery of one share of common stock per vested unit promptly following the vesting date.
(5)    Consists of RSUs granted under the 2020 Plan, which are subject to vesting as follows if the executive remains a Navitas employee on the applicable vesting date: 36,936 RSUs vest on each of September 15, 2022 and September 15, 2023, 6,840 RSUs vest on January 15, 2024 and 9,576 RSUs vest on September 15, 2024. Vesting results in the delivery of one share of common stock per vested unit promptly following the vesting date. As part of the same RSU grant but not reflected in the table above, 57,456 RSUs vested upon consummation of the Business Combination on October 19, 2021, conditioned on the executive remaining a Navitas employee on that date.
(6)    Consists of RSUs granted under the 2020 Plan, which vested in full on February 25, 2022, the six-month anniversary of the grant date, in accordance with the award agreement. Vesting resulted in the delivery of one share of common stock per vested unit on the vesting date. Vesting was conditioned on the executive remaining a Navitas employee on the vesting date. In addition, vesting of 50% of the RSUs was conditioned on the aggregate market value of our outstanding common stock being at least $500 million, and vesting of the remaining RSUs was conditioned on the aggregate market value of our outstanding common stock being at least $700 million, in each case at or following the consummation of the Business Combination. The aggregate market value of our outstanding common stock exceeded $700 million at all times between the consummation of the Business Combination and the vesting date.

Long-Term Incentive Performance Awards to Mr. Sheridan and Mr. Kinzer

Following the completion of the Business Combination and launch of Navitas as a public company in October 2021, the compensation committee, in consultation with the company’s compensation consultant and the board of directors, determined that performance goals for Navitas’ key leaders—including Gene Sheridan, our founding CEO, and Dan Kinzer, our founding chief technology officer and COO—should focus on financial metrics that directly impact shareholder return over the long term. At the same time, the committee was mindful of the need to design an incentive program for the company’s co-founders that would serve to retain the executives while also rewarding continued business success in the near and medium term. Based on these considerations, the committee determined that a long-term incentive focused on ambitious revenue growth tied to stock price and profitability gains would serve the company’s and stockholders’ interests during the expected key growth years ahead. On this basis, the compensation committee and board approved the award of the following long-term incentive program (“LTIP”) awards to Mr. Sheridan and Mr. Kinzer on December 29, 2021.
The LTIP awards were structured as grants of non-qualified stock options to purchase up to 3,250,000 shares of common stock at an exercise price of $15.51 per share, the fair market value of our common stock on the grant date. Each executive’s award is divided into 10 tranches of 325,000 options, with each tranche having a corresponding share price target, revenue target and, for tranches 4-10, a target for adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), all of which are greater than the respective targets for the preceding tranche. The targets for Mr. Sheridan and Mr. Kinzer are the same. The share price and performance targets are designed to provide financial rewards to the executives conditioned upon Navitas’ achievement of financial performance milestones which, if realized, would be expected to result in substantial increases in shareholder value over the long-term performance period of these awards. For example, for the executives to receive all targeted incentives would require achievement of a share price of at least $60 and at least $640 million in revenue or $162 million in adjusted EBITDA over a four-quarter measurement period (as described below), which achievement would be expected to result in intrinsic option value roughly equal to 2.5% (for each executive) of the overall increase in shareholder value, based on the company’s current capitalization. The LTIP award goals are ambitious and based on current assumptions that are subject to known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from those reflected in the goals. Because of this, LTIP goals should not be understood as predictions or forecasts of future performance or events. The share price and financial performance targets may be achieved during any of the successive (i.e., rolling) four-consecutive-quarter periods (each referred to as a “measurement period”) occurring over the seven-year performance period. Options in a given tranche will become eligible to vest in full only if, during a single measurement period, that tranche’s share price target is achieved and either the revenue target or, in the case of tranches 4-10, the adjusted EBITDA target for the same tranche is achieved. In the event all targets for more than one tranche are achieved in the same measurement period, all options in all such tranches would become eligible to vest, subject to the service-based and other conditions of the award. For a share price target to be achieved, the volume-weighted average price per share of our common stock over any 60 consecutive trading days during the applicable measurement period must equal or exceed the target price. For the financial performance targets to be achieved, they must be validated by the audit committee and certified by the compensation committee of the board of directors as part of their review of Navitas’ financial performance following the completion of the applicable measurement period. Furthermore, vesting will not occur until financial statements for the applicable measurement period, reflecting all components of the achieved financial targets, have been filed by Navitas with the SEC. In all cases, vesting is conditioned on the executive remaining a Navitas employee on the applicable vesting date. Lastly, as part of the awards’ purpose as a retention incentive, in no event will options in tranches 1 through 5 vest until the third anniversary of the grant date, and in no event will options in tranches 6 through 10 vest until the fourth anniversary of the grant date. As these awards are designed to be the exclusive equity incentive component of each executive’s compensation, the executives are not eligible to receive additional annual equity incentive awards until after the conclusion of the seven-year performance period.

Legacy Stock Grants and Option Awards

In February 2021, each executive officer entered into an amendment to his original employment agreement with Navitas, which provided, among other things, for a right of each executive to purchase restricted Legacy Navitas common shares at their fair market value per share. On October 12, 2020, Navitas’ independent valuation firm had issued a 409A valuation report determining the fair market value of Legacy Navitas’ common shares to be $0.29 per share, as of June 30, 2020. Accordingly, at the time the rights to purchase restricted Legacy Navitas common shares were granted, both the Legacy Navitas board and the executives believed the fair value of the shares was $0.29 per share. Based on that understanding, Mr. Sheridan, Mr. Kinzer and Mr. Glickman exercised their rights to purchase restricted shares and funded the purchases with full recourse promissory notes in the principal amounts of $796,987, $278,059 and $108,435, respectively. The shares underlying such awards would have been subject to the Legacy Navitas equity compensation plan’s standard four-year vesting schedule, whereby the amendment to the employment agreements provided for accelerated vesting in the event of a change-in-control (which would have included the consummation of the Business Combination). On May 12, 2021, Navitas received a revised 409A valuation report indicating that the corrected fair market value of Legacy Navitas common shares was $1.16 per share as of June 30, 2020, correcting the original June 30, 2020 report. In addition, on May 27, 2021, Navitas’ independent valuation firm indicated that the fair market value of the Legacy Navitas common shares was $5.53 as of February 12, 2021. As a result of these valuation reports, the Legacy Navitas board of directors and the executive officers jointly decided to rescind the restricted stock grants, the full recourse promissory notes and the amendment to the employment agreements on May 26, 2021. The grants were rescinded because Legacy Navitas and the executives did not intend for the issuance of restricted Legacy Navitas common shares at a price less than fair market value. Navitas agreed to indemnify the executives in the event the rescissions give rise to any adverse personal income tax consequences for the executives.

Director Compensation in Fiscal Year 2021

The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2021. The compensation of directors Gene Sheridan and Dan Kinzer, who are employees of the company, is fully reflected in the Summary Compensation Table and related discussion above. Mr. Sheridan and Mr. Kinzer do not receive additional compensation for their service as directors.

Non-employee director	Fees earned or paid in cash ($) (1)	Stock awards ($) (2)	Total ($)
Brian Long	$17,740	$140,000	$157,740
Richard Hendrix	$14,699	$140,000	$154,699
David Moxam	$14,192	$140,000	$154,192
Dipender Saluja	$11,151	$140,000	$151,151
Gary Wunderlich	$10,137	$140,000	$150,137

(1)     Reflects the total amount of annual fees for the applicable roles set forth in the table below, prorated for the period from the consummation of the Business Combination on October 19, 2021 to December 31, 2021. Cash fees are paid to non-employee directors on a quarterly basis. The following components of non-employee director compensation were approved by the board of directors based on advice received from the company’s compensation consultant.

Component	Fee Per Year
Non-employee director annual retainer	$45,000
Lead independent director	$20,000
Audit committee member (chair paid 2x)	$10,000
Compensation committee member (chair paid 2x)	$7,500
Nominating and governance committee member (chair paid 2x)	$5,000
(2)    Reflects the grant date fair value of awards of restricted stock units (“RSUs”) granted on October 19, 2021 upon consummation of the Business Combination under the Navitas Semiconductor Corporation 2021 Equity Incentive Plan. Under Navitas’ non-employee director compensation program, each non-employee director receives an annual grant of RSUs with an aggregate fair market value on the grant date of $140,000, which vest in full on the first anniversary of the grant date. According, based on the closing price per share of our common stock on October 19, 2021 ($13.38), each non-employee director received a grant of 10,463 RSUs on that date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2021 by:
•each person known to us to be the beneficial owner of more than five percent of the outstanding shares of common stock;
•each director and executive officer; and
•all directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power over that security, including derivative securities that are convertible into or exercisable for the security within 60 days.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Ownership percentages are based on 117,750,608 shares of common stock outstanding as of December 31, 2021, plus, separately as to each holder thereof and as noted below, shares underlying securities that were exercisable or would result in the receipt of shares by that holder within 60 days of December 31, 2021.

Name of Beneficial Owner	Number of Shares	% of Class
Five percent stockholders:
Atlantic Bridge III LP (1)	9,866,500	8.4%
Capricorn-Libra Investment Group, LP (2)	9,616,879	8.2%
Live Oak Sponsor Partners II, LLC (3)	9,481,667	7.8%
Directors and executive officers:
Gene Sheridan (4)	4,860,588	4.1%
Dan Kinzer (5)	3,770,107	3.2%
Todd Glickman (6)	910,356	*
Richard Hendrix (7)	9,510,950	7.9%
Brian Long (1)	9,866,500	8.4%
David Moxam (8)	1,596,472	1.4%
Dipender Saluja (2)	9,616,879	8.2%
Gary Wunderlich (9)	9,544,417	7.9%
All directors and executive officers as a group (8 persons)	40,194,602	32.4%
________
* Less than 1%

(1)    Consists of 8,866,500 shares held by Atlantic Bridge III LP (“AB III”) and 1,000,000 shares held by China Ireland Growth Technology Fund II, L.P. (“CIGTF II”), an affiliate of AB III. The general partner of AB III is Atlantic Bridge III GP Limited (“AB III GP”). The general partner of CIGTF II is China Ireland Growth Technology Fund II GP, L.P. (“CIGTF II GP”), whose general partner is China Ireland Growth Technology Fund II GP Limited (“CIGTF GP Limited”). Atlantic Bridge Services Limited (“ABSL”) is a 50% shareholder in CIGTF GP Limited. Each of ABSL, AB III GP and CIGTF II GP Limited have common directors, some of whom are also shareholders in ABSL. Brian Long, a director of Navitas, is a shareholder in ABSL and is a director of each of AB III GP and CIGTF II GP Limited. The address of AB III, CIGTF II and AB III GP is 22 Fitzwilliam Square, Dublin 2, Ireland, and the address of CIGTF II GP, ABSL and CIGTF GP Limited is P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.
(2)    Consists of shares 66% of which are held by Capricorn-Libra Investment Group, LP (“CLIG”) and 34% of which are held by Technology Impact Fund, LP (“TIF”). Capricorn-Libra Partners, LLC (“CLP”) is the general partner of CLIG. Dipender Saluja, a director of Navitas, is the sole managing member of CLP and may be deemed to have beneficial ownership of the shares held by CLP. TIF Partners, LLC (“TIFP”) is the general partner of TIF. TIFP is owned by Dipender Saluja (50%) and Ion Yadigaroglu (50%), who may be deemed to share beneficial ownership of the shares held by TIF. The business address of CLIG, TIF, CLP and TIFP is 250 University Avenue, Palo Alto, CA 94301.
(3)    Consists of (i) 6,315,000 shares held by Live Oak Sponsor Partners II, LLC (“Live Oak Sponsor”) and (ii) 3,166,667 shares underlying private placement warrants to acquire common stock held by Live Oak Sponsor, which were exercisable within 60 days of December 31, 2021. Each of Mr. Hendrix and Mr. Wunderlich is a managing member of mLive Oak Sponsor and may be deemed to have shared beneficial ownership of the securities held by Live Oak Sponsor. The address of Live Oak Sponsor is 40 S. Main Street, No. 2550, Memphis, TN 38103.
(4)    Consists of (i) 2,266,044 shares held by The Eugene and Melissa Sheridan Trust, which are beneficially owned by Mr. Sheridan as trustee, (ii) 600,000 shares held by The Lolas Trust, which may be deemed to be beneficially owned by Mr. Sheridan and (iii) 1,994,544 shares underlying options that were exercisable within 60 days of December 31, 2021.
(5)    Consists of (i) 3,320,035 shares held directly and (ii) 450,072 shares underlying options that were exercisable within 60 days of December 31, 2021.
(6)    Consists of (i) 282,696 shares held directly, (ii) 547,200 shares underlying RSUs which vested on February 25, 2022 (as described in Note 6 to “Outstanding Equity Awards at 2021 Fiscal Year End,” above) and (iii) 80,460 shares underlying options that were exercisable within 60 days of December 31, 2021.
(7)    Consists of (i) the shares and private placement warrants held by Live Oak Sponsor as described in Note 3 above, (ii) 4,283 shares held directly and (iii) 25,000 shares underlying publicly traded warrants held by an individual retirement account of Mr. Hendrix, which were exercisable within 60 days of December 31, 2021. Mr. Hendrix is a managing member of Live Oak Sponsor and may be deemed to have shared beneficial ownership of the securities held by Live Oak Sponsor.
(8)    Consists of (i) 103,765 shares held directly and (ii) 1,492,707 shares held by Manti Ventures, LLC. Mr. Moxam is a member of and Managing Partner of Manti Ventures, LLC and may be deemed to have shared beneficial ownership of the shares held by Manti Ventures, LLC.
(9)    Consists of (i) the shares and private placement warrants held by Live Oak Sponsor as described in Note 3 above, (ii) 12,750 shares held directly, (iii) 30,000 shares underlying publicly traded warrants held by trusts of which Mr. Wunderlich may be deemed to have beneficial ownership, (iv) 10,000 shares underlying publicly traded warrants held by an individual retirement account of Mr. Wunderlich and (v) 10,000 shares underlying publicly traded warrants held by a trust of which Mr. Wunderlich is a beneficiary (all of which warrants were exercisable within 60 days of December 31, 2021). Mr. Wunderlich is a managing member of Live Oak Sponsor and may be deemed to have shared beneficial ownership of the securities held by Live Oak Sponsor.

Equity Compensation Plan Information

The following table sets forth information concerning compensation plans under which equity securities were authorized for issuance as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,800,050(1)	$0.51(2)	16,334,305(3)
Equity compensation plans not approved by security holders	—	—	—
Total	15,800,050		16,334,305
(1)    Consists of 11,274,706 shares underlying options and 4,525,344 shares underlying restricted stock units (“RSUs”).
(2)    Reflects the weighted-average exercise price of outstanding options only. RSUs are not assigned an exercise price.
(3)    The Navitas Semiconductor Corporation 2021 Equity Incentive Plan provides for an annual increase in the maximum number of shares available for issuance under the plan, effective as of the first day of each fiscal year, in an amount equal to the lesser of (i) 4% of the number of shares of common stock outstanding as of the conclusion of the immediately preceding fiscal year or (ii) such amount, if any, as the board of directors may determine. Pursuant to this provision, 4,709,340 shares (not reflected in the table above) were added to the number of shares available for future issuance under the plan as of January 1, 2022.

Item 13. Certain Relationships and Related Person Transactions.

The following is a description of each transaction since January 1, 2021 and each currently proposed transaction in which:
•we have been or are to be a participant;
•the amount involved exceeds or will exceed $120,000; and
•any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.
Letter Agreements in Connection with Business Combination
In connection with entering into the Business Combination Agreement, on May 6, 2021, Live Oak Acquisition Corp. II (“Live Oak”) and the other parties thereto entered into letter agreements pursuant to which, among other things, the parties thereto agreed to vote their shares of Live Oak’s Class A Common Stock (“Live Oak Stock”) in favor of the Business Combination Agreement and the other transactions contemplated by the Business Combination Agreement and not to redeem any shares of Live Oak Stock in connection with such stockholder approval. The letter agreements provided, among other things, that (a) 20% of the shares of shares held by Live Oak (which were converted into shares of Navitas common stock at the closing of the Business Combination (the “Closing”) (the “Founders Stock”)) will be subject to forfeiture and, even if released from such forfeiture restrictions may not be transferred until the earlier to occur of (i) one year after the Closing, (ii) if the reported closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the Business Combination or (iii) the date on which Live Oak completed a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property and (b) 80% of the shares of Founders Stock may not be transferred until released from extended transfer restrictions (with such release being made in three equal tranches) after the Closing, subject to early release following the satisfaction of certain price targets of $12.00, $17.00 and $20.00, which price targets are based upon the volume-weighted average closing sale price of one share of common stock for any 20 trading days within any 30 consecutive trading day period commencing at least 150 days after the Closing Date.

Shareholder Tender and Support Agreement

On May 6, 2021, Legacy Navitas and certain key Legacy Navitas shareholders entered into a Shareholder Tender and Support Agreement (the “Shareholder Support Agreement”), whereby the key Legacy Navitas shareholders agreed to promptly and irrevocably tender all of their Navitas Ireland shares subject to the Tender Offer to the Tender Offer and to vote all of their Navitas Delaware shares in favor of the approval and adoption of the Business Combination Agreement and the Merger. Additionally, each key Legacy Navitas shareholder agreed (i) not to transfer their Navitas Delaware shares and their Navitas Ireland shares (or enter into any arrangement with respect thereto) for a certain period of time or (b) to grant any proxy that is inconsistent with the proxy granted in the Shareholder Support Agreement.

Collectively, as of May 6, 2021, the key Legacy Navitas shareholders party to the Shareholder Support Agreement held more than 80% of the outstanding shares of capital stock of Legacy Navitas. Among others, Gene Sheridan, Dan Kinzer, Todd Glickman, The Eugene and Melissa Sheridan Trust, Atlantic Bridge III LP, MalibuIQ LLC, Technology Impact Fund, LP and Capricorn-Libra Investment Group were parties to the Shareholder Support Agreement. Gene Sheridan and Daniel Kinzer were members of the Legacy Navitas board and are current members of our board, Todd Glickman was and is our Interim Chief Financial Officer, The Eugene and Melissa Sheridan Trust, Atlantic Bridge III LP, Technology Impact Fund, LP, and Capricorn-Libra Investment Group, are current stockholders (and MalibuIQ LLC is a former stockholder) and affiliated with current members of our board.

Lock-Up Agreements

On May 6, 2021, Legacy Navitas, Live Oak and certain key Legacy Navitas shareholders entered into Lock-Up Agreements (each, a “Lock-Up Agreement”), whereby each of the key Legacy Navitas shareholders agreed not to sell or offer to sell Navitas securities beneficially owned by them following the Closing of the Business Combination for certain periods of time. Among others, Gene Sheridan, Dan Kinzer, Todd Glickman, The Eugene and Melissa Sheridan Trust, Atlantic Bridge III LP, MalibuIQ LLC, Technology Impact Fund, LP and Capricorn-Libra Investment Group are parties to Lock-Up Agreements. Gene Sheridan and Dan Kinzer are current members of our board, Todd Glickman is our Interim Chief Financial Officer, The Eugene and Melissa Sheridan Trust, Atlantic Bridge III LP, Technology Impact Fund, LP, and Capricorn-Libra Investment Group, are current stockholders (and MalibuIQ LLC is a former stockholder) and are affiliated with current members of our board.

In connection with the Business Combination, Live Oak entered into new employment agreements with each of the executive officers, effective upon and subject to the Closing of the Business Combination superseded their previous employment agreements. The new employment agreements provide for substantially the same terms as the prior employment agreements except that they do not include equity compensation elements or severance payments upon a change in control.

Indemnification Agreements

Our current certificate of incorporation and bylaws, each of which became effective upon consummation of the Business Combination, contain provisions limiting the liability of executive officers and directors, and our bylaws provide that Navitas will indemnify each of our executive officers and directors to the fullest extent permitted under Delaware law.

In connection with the Business Combination, we entered into new indemnification agreements with all of our directors and executive officers and certain other key employees. The indemnification agreements provide that we will indemnify those persons against any and all expenses incurred by them because of their status as a director, executive officer or employee to the fullest extent permitted by Delaware law, our certificate of incorporation and our bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, Navitas will advance all expenses incurred by those directors, executive officers and employees in connection with a legal proceeding involving their status as a director, executive officer or key employee.

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit the company and its stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

In addition, Legacy Navitas agreed to indemnify Gene Sheridan, Dan Kinzer and Todd Glickman from any losses that may arise in connection with the rescission of certain awards discussed above under “Executive Compensation – Legacy Stock Grants and Option Awards.”

Purchase of Shares from Executive Officer

On March 11, 2022, we purchased 66,829 shares of our common stock from Todd Glickman, Senior Vice President, Interim Chief Financial Officer and Treasurer, for $8.23 per share or an aggregate purchase price of $550,003. The transaction was undertaken solely for the purpose of satisfying certain tax obligations of Mr. Glickman, including tax obligations arising in connection with his exercise of options to purchase shares of Legacy Navitas prior to the Business Combination, as contemplated by the Lock-Up Agreement with Mr. Glickman described above under “Lock-Up Agreements.” The sale was executed pursuant to an agreement entered into between Navitas and Mr. Glickman on March 4, 2022, which provided that (i) the sale was subject to the approval of our board of directors, (ii) the execution date of the sale would be the fifth trading day after the transaction was duly authorized by the board of directors and (iii) the purchase price would be equal to the closing price on the Nasdaq Stock Market on the trading day immediately preceding the execution date. Our board of directors authorized the transaction on March 6, 2022, hence the execution date was March 11, 2022 and the purchase price was equal to the closing price of our common stock on March 10, 2022. Following the sale Mr. Glickman held 763,067 shares of our common stock.

Related Person Transaction Policy

We have a written policy on related party transactions which applies to all directors, officers and employees. The policy provides for review and oversight requirements and related procedures with respect to transactions in which: (i) Navitas was, is or will be a participant; (ii) the amount involved exceeds $120,000; and (iii) any related party had, has or will have a direct or indirect material interest. The policy defines “related party” to not only include parties set forth under the definitions contained in SEC rules but also to include additional parties such as controlled affiliates of the company. All related party transactions must be reviewed by our general counsel for potential conflict of interest situations and related matters on an ongoing basis. When review and oversight by the audit committee is required under the policy, the committee must be provided with the details of the transaction, including, but not limited to, the terms of the transaction, the business purpose of the transaction and the benefits to the company and to the other party. The policy seeks to ensure that all related party transactions are conducted at arm’s-length, on terms that are fair to the company and in the best interests of Navitas and its stockholders.
Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires Navitas’ directors and executive officers, and persons who own more than 10% of the company’s common stock, to file reports of ownership and changes in ownership of the common stock and other equity securities of the company with the Securities and Exchange Commission and the Nasdaq Stock Market. Based solely on our review of the copies of such reports received by the company, and any written representations that no other reports were required, we believe that all officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal year 2021, except as follows: (i) the initial Form 3 and Form 4 for Mr. Long, filed in connection with the consummation of the Business Combination, were filed after the applicable deadlines due to the need to obtain replacement SEC filing credentials; (ii) one report on Form 4 for Mr. Saluja was filed one day after the applicable deadline; and (iii) one report on Form 4 timely filed by Mr. Hendrix and one report on Form 4 timely filed by Mr. Wunderlich, each in connection with the consummation of the Business Combination, did not reflect awards of 10,463 restricted stock units (RSUs) to each of those directors on October 19, 2021 pursuant to our non-employee director compensation program. The respective reports have been amended to include those awards.
Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is Deloitte & Touche LLP (“Deloitte”), Los Angeles, CA; Auditor Firm ID: 34.

Aggregate fees for professional services rendered to Navitas Semiconductor Corporation by Deloitte for the fiscal year ended December 31, 2021 were as follows:

Audit Fees	$943,781
Audit Related Fees	252,848
Tax Fees	36,751
All Other Fees	—
Total	$1,233,380

Audit Fees. Deloitte was engaged as our independent registered public accounting firms to audit our financial statements for the year ended December 31, 2021 and to perform services in connection with our registration statements.

Audit Related Fees. Consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements but are not reported in the prior paragraph. These fees are primarily related to public company transition matters.

Tax Fees. Consist of fees for tax compliance, tax advice, and tax planning.

Auditor Independence. The audit committee of our board of directors has considered the non-audit services provided by Deloitte and determined that the provision of such services had no effect on Deloitte’s independence from Navitas.

Audit Committee Pre-Approval Policy and Procedures.

The audit committee must review and pre-approve all audit and non-audit services provided by Deloitte, and has adopted a Pre-Approval Policy. In conducting reviews of audit and non-audit services, the audit committee will determine whether the provision of such services would impair the auditor’s independence. The term of any pre-approval is twelve months from the date of pre-approval, unless the audit committee specifically provides for a different period. Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the audit committee.

Requests or applications to provide services that require pre-approval by the audit committee must be accompanied by a statement of the independent auditors as to whether, in the auditor’s view, the request or application is consistent with the SEC’s and the Public Company Accounting Oversight Board’s rules on auditor independence. Each pre-approval request or application must also be accompanied by documentation regarding the specific services to be provided.

The audit committee has not waived the pre-approval requirement for any services rendered by Deloitte to the company. All of the services provided by Deloitte to Navitas described above were pre-approved by the audit committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules.
    (a) (1) Financial Statements. Financial statements included in this annual report are listed under Part II, Item 8 of the original annual report on Form 10-K filed on March 31, 2022.
(2) Financial Statement Schedules. Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
(3) Exhibits. The exhibits listed below are or were previously filed or furnished, as applicable, as part of this annual report or are incorporated by reference as indicated.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date

2.1+	Business Combination Agreement and Plan of Reorganization, dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Live Oak Merger Sub Inc. and Navitas Semiconductor Limited, including as domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC (“Legacy Navitas”)	S-4	333-256880	2.1	6/8/2021

3.1	Second Amended and Restated Certificate of Incorporation of Navitas Semiconductor Corporation	8-K	001-39755	3.1	10/25/2021

3.2	Amended and Restated Bylaws of Navitas Semiconductor Corporation	8-K	001-39755	3.2	10/25/2021

4.1#	Description of Registrant’s Securities

10.1†	Navitas Semiconductor Corporation 2021 Equity Incentive Plan	8-K/A	001-39755	10.5	11/15/2021

10.2†	Form of Restricted Stock Unit Agreement	8-K	001-39755	10.6	10/25/2021

10.3†	Form of Stock Option Agreement	8-K	001-39755	10.7	10/25/2021

10.4†	Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan	S-4/A	333-256880	10.16	8/23/2021

10.5	Warrant Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39755	4.1	12/8/2020

10.6	Private Placement Warrants Purchase Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.4	12/8/2020

10.7	Registration Rights Agreement, dated December 2, 2020, among Live Oak Acquisition Corp. II, Live Oak Sponsor Partners II, LLC and certain other security holders named therein	8-K	001-39755	10.3	12/8/2020

10.8	Administrative Support Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	12/8/2020

10.9	Promissory Note, dated August 12, 2020, issued to Live Oak Sponsor Partners II, LLC	S-1	333-249854	10.2	11/4/2020

10.10†	Form of Indemnification Agreement	8-K	001-39755	10.4	10/25/2021

10.11	Shareholder Tender and Support Agreement, dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.1	5/7/2021

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
10.12	Lock-Up Agreement (Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.2	5/7/2021

10.13	Lock-Up Agreement (VPs), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.3	5/7/2021

10.14	Lock-Up Agreement (Non-Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.4	5/7/2021

10.15	Letter Agreement, dated December 2, 2020, among Live Oak Acquisition Corp. II, its officers and directors and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.1	12/8/2020

10.16	Investment Management Trust Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Continental Stock Transfer & Trust Company, as trustee	8-K	001-39755	10.2	12/8/2020

10.17	Sponsor Letter Agreement, dated May 6, 2021, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	5/7/2021
10.18†	Form of Indemnity Agreement	S-1/A	333-249854	10.8	11/18/2020

10.19	Amendment to Letter Agreement, dated May 6, 2021. among Live Oak Acquisition Corp. II, its officers and directors and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	5/7/2021

10.20†	Employment Agreement of Gene Sheridan, dated as of May 6, 2021	S-4/A	333-256880	10.14	8/23/2021

10.21†	Employment Agreement of Daniel Kinzer, dated as of May 6, 2021	S-4/A	333-256880	10.15	8/23/2021

10.22†	Employment Agreement of Todd Glickman, dated as of May 6, 2021	8-K	001-39755	10.2	10/25/2021

10.23	Backstop Agreement, dated as of August 20, 2021, among Live Oak Acquisition Corp. II, Live Oak Sponsor Partners II, LLC and Encompass Capital Advisors LLC	S-4/A	333-256880	10.17	8/23/2021

10.24	Form of PIPE Subscription Agreement	8-K	001-39755	10.6	5/7/2021

10.25	Sponsor Letter Agreement, dated October 6, 2021, among Live Oak Sponsor Partners II, LLC, Live Oak Acquisition Corp. II and Navitas Semiconductor Limited	8-K	001-39755	10.3	10/7/2021

10.26	Forward Purchase Agreement, dated October 6, 2021, between ACM AART VII A LLC and Live Oak Acquisition Corp. II	8-K	001-39755	10.2	10/7/2021

21.1#	List of Subsidiaries

23.1#	Consent of Deloitte & Touche LLP

24.1#	Power of Attorney

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
104*	Cover Page Interactive Data File (formatted as Inline XBRL)
_____________________________________________
†    Management contract or compensatory arrangement.
#    Previously included in the registrant’s Form 10-K filed on March 31, 2022.
*    Filed herewith.
+    Pursuant to Regulation S-K Item 601(a)(5), the registrant will provide certain omitted exhibits and schedules to the SEC or its staff upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Gene Sheridan
President and Chief Executive Officer

Date:	May 2, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene Sheridan Gene Sheridan	President, Chief Executive Officer and Director (principal executive officer)	May 2, 2022
/s/ Todd Glickman Todd Glickman	Sr. V.P., Interim Chief Financial Officer and Treasurer (principal financial and accounting officer)	May 2, 2022
* Daniel Kinzer	Chief Operating Officer, Chief Technology Officer and Director	May 2, 2022
* Richard J. Hendrix	Director	May 2, 2022
* Brian Long	Director	May 2, 2022
* David Moxam	Director	May 2, 2022
* Dipender Saluja	Director	May 2, 2022
* Gary K. Wunderlich, Jr.	Director	May 2, 2022

*By: /s/ Paul D. Delva Paul D. Delva, as attorney-in-fact