Form 10-Q
period 2022-03-31
Navitas Semiconductor Corp
filed 2022-05-16
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 001-39755
Navitas Semiconductor Corporation
(Exact name of registrant as specified in its charter)

Delaware		85-2560226
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
2101 E. El Segundo Blvd., Suite 205		90245
El Segundo,	California
(Address of Principal Executive Offices)		(Zip Code)
(844) 654-2642
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	NVTS	Nasdaq Stock Market LLC
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,691,233 shares of Class A Common Stock and 0 shares of Class B Common Stock were outstanding at May 12, 2022.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements. All statements other than statements of historical facts contained in this quarterly report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of important risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including risks and uncertainties relating to:
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
•the outcome of any known and unknown litigation and regulatory proceedings; and
•the risks and uncertainties described in the summary below, and in our annual report on Form 10-K in the section titled “Risk Factors.”

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. Some of these risks and uncertainties may in the future be amplified by events we do not expect or cannot predict. Additionally, new risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, the forward-looking statements in this quarterly report may not prove to be accurate.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this quarterly report, whether as a result of any new information, future events, changed circumstances or otherwise. You should read this quarterly report completely, and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
Please see the Summary of Risk Factors below and the more detailed discussion in Part I, Item 1A (Risk Factors) of our annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022, for additional information about many of the risks we are exposed to in the normal course of our business.

SUMMARY OF RISK FACTORS
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed and complete discussion of risks set forth under the heading “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K.
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
•If we infringe or misappropriate, or are accused of infringing or misappropriating, the intellectual property rights of third parties, we may incur substantial costs or be prevented from being able to commercialize new products.
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
•We have identified material weaknesses in our internal control over financial reporting. If we are unable to remedy these material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.
•We may issue a substantial number of additional shares under our employee equity incentive plans.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and par value amounts)

	March 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$253,797	$268,252
Accounts receivable, net	9,621	8,263
Inventory	13,130	11,978
Prepaid expenses and other current assets	2,988	2,877
Total current assets	279,536	291,370
PROPERTY AND EQUIPMENT, net	2,471	2,302
OPERATING LEASE RIGHT OF USE ASSETS	1,391	—
INTANGIBLE ASSETS, net	82	170
NOTES RECEIVABLE	200	206
OTHER ASSETS	3,223	1,553
Total assets	$286,903	$295,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$5,216	$4,860
Accrued compensation expenses	3,604	2,639
Current operating lease liabilities	844	—
Deferred revenue	17	29
Current portion of long-term debt	3,200	3,200
Total current liabilities	12,881	10,728
LONG-TERM DEBT	2,919	3,716
OPERATING LEASE LIABILITIES NONCURRENT	600	—
WARRANT LIABILITY	—	81,388
EARNOUT LIABILITY	70,767	134,173
OTHER LIABILITIES	—	60
Total liabilities	87,167	230,065
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 740,000,000 shares authorized as of March 31, 2022 and December 31, 2021, and 123,461,312 and 117,750,608 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	15	15
Additional paid-in capital	348,658	294,190
Accumulated other comprehensive loss	(62)	(2)
Accumulated deficit	(148,875)	(228,667)
Total stockholders’ equity	199,736	65,536
Total liabilities and stockholders’ equity	$286,903	$295,601
The accompanying condensed notes are an integral part of these condensed consolidated financial statements

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
NET REVENUES	$6,740	$5,317
COST OF REVENUES	3,777	2,959
GROSS PROFIT	2,963	2,358
OPERATING EXPENSES:
Research and development	13,413	4,254
Selling, general and administrative	24,544	5,369
Total operating expenses	37,957	9,623
LOSS FROM OPERATIONS	(34,994)	(7,265)
OTHER INCOME (EXPENSE), net:
Interest expense, net of interest income of $16 and $2	(24)	(61)
Gain from change in fair value of warrants	51,763	—
Gain from change in fair value of earnout liabilities	63,406	—
Other expense	(356)	—
Total other income (expense), net	114,789	(61)
INCOME (LOSS) BEFORE INCOME TAXES	79,795	(7,326)
PROVISION FOR INCOME TAXES	3	19
NET INCOME (LOSS)	$79,792	$(7,345)

NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) per share attributable to common stockholders	$0.67	$(0.37)
Diluted net income (loss) per share attributable to common stockholders	$0.61	$(0.37)

WEIGHTED AVERAGE COMMON SHARES USED IN NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic common shares	119,542	19,741
Diluted common shares	131,149	19,741
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
NET INCOME (LOSS)	$79,792	$(7,345)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(60)	(1)
Total other comprehensive loss	(60)	(1)
TOTAL COMPREHENSIVE INCOME (LOSS)	$79,732	$(7,346)
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock								Stockholder's equity (deficit)
THREE MONTHS ENDED MARCH 31, 2022	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Series B-1 redeemable convertible preferred stock		Series B-2 redeemable convertible preferred stock		Common stock		Additional paid in capital	Accumulated deficit	Notes receivable - shareholder's	Accumulated comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2021	—	—	—	—	—	—	—	—	117,751	$15	$294,190	$(228,667)	$—	$(2)	$65,536
Issuance of common stock under employee stock option and stock award plans	—	—	—	—	—	—	—	—	2,459	—	1,305	—	—	—	1,305
Repurchase of common stock	—	—	—	—	—	—	—	—	(67)	—	(550)	—	—	—	(550)
Exercise of warrants	—	—	—	—	—	—	—	—	3,318	—	29,641	—	—	—	29,641
Stock-based compensation expense related to employee and non-employee stock awards	—	—	—	—	—	—	—	—	—	—	24,072	—	—	—	24,072
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(60)	(60)
Net income	—	—	—	—	—	—	—	—	—	—	—	79,792	—	—	79,792
BALANCE AT MARCH 31, 2022	—	—	—	—	—	—	—	—	123,461	$15	$348,658	$(148,875)	$—	$(62)	$199,736

THREE MONTHS ENDED MARCH 31, 2021
BALANCE AT DECEMBER 31, 2020	16,620	$14,970	14,213	$27,371	5,416	$14,786	18,199	$52,379	16,774	$2	$3,557	$(75,982)	$—	$(1)	$(72,424)
Issuance of common stock under employee stock option and stock award plans	—	—	—	—	—	—		—	5,843	1	1,405	—	(1,183)	—	223
Stock-based compensation expense related to employee and non-employee stock awards	—	—	—	—	—	—	—	—	—	—	1,835	—	—	—	1,835
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,345)	—	—	(7,345)
BALANCE AT MARCH 31, 2021	16,620	14,970	14,213	$27,371	5,416	$14,786	18,199	$52,379	22,617	3	$6,797	$(83,327)	$(1,183)	$(2)	$(77,712)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$79,792	$(7,345)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	125	80
Amortization of intangibles	88	88
Amortization of deferred rent	—	(10)
Non-cash lease expense	243	—
Other	(357)	7
Stock-based compensation expense	25,326	1,835
Amortization of debt discount and issuance costs	3	3
Gain from change in fair value of warrants	(51,763)	—
Gain from change in fair value of earnout liability	(63,406)	—
Change in operating assets and liabilities:
Accounts receivable	(1,358)	359
Inventory	(1,152)	(1,655)
Prepaid expenses and other current assets	(109)	201
Other assets	1,391	6
Accounts payable, accrued compensation and other expenses	817	619
Operating lease liability	(241)	—
Net cash used in operating activities	(10,601)	(5,812)
CASH FLOWS FROM INVESTING ACTIVITIES:
Asset acquisition	—	(680)
Investment in joint venture	(2,704)	—
Purchases of property and equipment	(294)	(312)
Receipts on notes receivable	6	2
Net cash used in investing activities	(2,992)	(990)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of warrants	(38)	—
Repurchase of common stock	(550)	—
Proceeds from issuance of common stock in connection stock option exercises	526	222
Principal payments on long-term debt	(800)	—
Net cash (used in) provided by financing activities	(862)	222
Effect of exchange rate changes on cash	—	3
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,455)	(6,577)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	268,252	38,869
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$253,797	$32,292

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$23	$—
Cash paid for interest	$67	$60
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and March 31, 2021
(unaudited)
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
The Company was founded in 2013 and has since been developing ultra-efficient gallium nitride (GaN) semiconductors. The Company presently operates as a product design house that contracts the manufacturing of its chips and packaging to partner suppliers. Navitas maintains its operations around the world, including the United States, China, Taiwan and the Philippines, with principal executive offices in El Segundo, California.
Reorganization
Navitas Semiconductor USA, Inc. (f/k/a Navitas Semiconductor, Inc., “Navitas U.S.”) was incorporated in the State of Delaware on October 25, 2013. In 2020 Navitas U.S. initiated a restructuring to streamline its worldwide legal entity structure and more efficiently align its business operations (the “Restructuring”). The Restructuring introduced wholly owned subsidiary in China as well as the addition of Legacy Navitas, an entity registered in Ireland and the U.S., as the parent of Navitas U.S. and the other Navitas subsidiaries. In connection with the Restructuring, effective September 1, 2020, Legacy Navitas acquired certain intellectual property and other intangible assets from Navitas U.S. and, after the Restructuring, contracts directly with customers. The transfer of intellectual property and other intangible assets by Navitas U.S. to Legacy Navitas in connection with the Restructuring was among entities within the same consolidated group and, as a result, did not result in any gain or loss to the Company. Legacy Navitas is treated as a corporation for U.S. federal income tax purposes and is a tax resident in both Ireland and the United States. See Note 13.
Business combination
Pursuant to the terms of the BCA, the Business Combination was consummated (the “Closing”) on October 19, 2021 (the Closing Date”) by means of (i) a tender offer to acquire the entire issued share capital of Navitas Ireland (other than Navitas Ireland Restricted Shares (as defined below)) in exchange for the Tender Offer Consideration (as defined below) (the “Tender Offer”) and (ii) the merger of a wholly owned subsidiary of Live Oak (“Merger Sub”) with and into Navitas Delaware (the “Merger”), with Navitas Delaware surviving the Merger. See the Company’s annual report on 10-K filed with the SEC on March 31, 2022 for further information.

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
For all periods presented, unless stated otherwise, references to Legacy Navitas common shares and options for common shares outstanding before the Closing and related per share amounts have been retroactively restated to give effect to the reverse recapitalization, specifically, the Exchange Ratio of 1.0944 shares to 1 at Closing. References to share quantities for Legacy Navitas convertible preferred stock related to balances or activity before the Closing reflect the historical quantities and are not adjusted for the Exchange Ratio.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and March 31, 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
Basis of presentation
The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The results of operations for the three months ended March 31, 2022 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2022. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity (deficit). Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commissions (SEC) rules and regulations relating to interim financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2022. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its annual report on Form 10-K filed with the SEC on March 31, 2022.

Basis of consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated in consolidation.
2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) (“ASU 2016-02”), and also issued subsequent amendments under ASU 2019-10 and ASU 2020-05 (collectively ASC 842). On January 1, 2022, the Company adopted ASC 842 and the related amendments. ASC 842 requires lessees to (i) recognize a right of use asset and a lease liability that is measured at the present value of the remaining lease payments, on the consolidated balance sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease related cash payments within operating and financing activities. The Company recognized approximately $1,634 of operating lease right-of-use assets and $1,685 operating lease liabilities on the consolidated balance sheets upon adoption on January 1, 2022.

Credit Losses

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. This ASU requires entities to measure the impairment of certain financial instruments, including accounts receivable, based on expected losses rather than incurred losses. For non-public business entities, this ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, and will be effective for the Company beginning in 2023. The Company is currently evaluating the impact of the new standard on the Company’s condensed consolidated financial statements and related disclosures.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and March 31, 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	March 31, 2022	December 31, 2021
Furniture and fixtures	$187	$265
Computers and other equipment	3,455	3,116
Leasehold improvements	610	577
	$4,252	$3,958
Accumulated depreciation	(1,781)	(1,656)
Total	$2,471	$2,302
For the three months ended March 31, 2022 and 2021, depreciation expense was $125 and $80, respectively, and was determined using the straight-line method over the following estimated useful lives:

Furniture and fixtures	3 — 7 years
Computers and other equipment	2 — 5 years
Leasehold improvements	2 — 5 years
4. INVENTORY
Inventory consists of the following:

	March 31, 2022	December 31, 2021
Raw materials	$2,518	$60
Work-in-process	7,482	9,945
Finished goods	3,130	1,973
Total	$13,130	$11,978
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
The short-term nature of the Company’s cash and cash equivalents, accounts receivable, debt and current liabilities causes each of their carrying values to approximate fair value for all periods presented. Cash equivalents classified as Level 1 instruments were $145.0 million and $159.6 million as of March 31, 2022 and December 31, 2021, respectively.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and March 31, 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
The following table presents the Company’s fair value hierarchy for financial liabilities as of March 31, 2022 :

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability			$70,767	$70,767

Total	$—	$—	$70,767	$70,767
The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$52,361			$52,361
Private warrants		29,027		29,027
Earnout liability			134,173	134,173

Total	$52,361	$29,027	$134,173	$215,561

The liability for the Private Warrants is a level 2 valuation because there is no active market.
6. DEBT OBLIGATIONS
On April 29, 2020, the Company entered into a loan and security agreement with a new bank (the “Term Loan”), which provides for term advances up to $8,000. The loan is divided into three term advances, First Term Advance, Second Term Advance and Third Term Advance. The First Term Advance has a maximum available amount of $6,000. The Second Term Advance has a maximum available amount of $1,000 and is subject to the Company receiving aggregate net proceeds from Series B-2 Preferred Stock of $29,800 by no later than September 30, 2020. The Third Term Advance has a maximum available amount of $1,000 and is subject to the Company receiving aggregate net proceeds from Series B-2 Preferred Stock of $39,900 by no later than September 30, 2020. The Term Loan bears interest at a rate equal to the greater of (i) US Prime Rate plus 0.75% or (ii) 4% and is collateralized by all assets of the Company. As of March 31, 2022 and 2021, the interest rate was 4%. The loan is payable in monthly installments beginning September 1, 2021 with a final maturity date of January 1, 2024. Concurrent with the execution of the Term Loan, the Company paid off the outstanding principal balance and accrued interest on its then-existing long-term debt (which bore interest at 5% at December 31,2019) with a different bank, fully satisfying its obligations. On August 1, 2021, the Company drew down $2,000, the maximum available amount under the Second Term Advance and Third Term Advance.
In connection with execution of the Term Loan, the Company issued warrants to the bank (see Note 9). The fair value of the warrants at the date of issuance was $16 and was recorded as debt discount, subject to amortization using the effective interest rate method over the term of the loan.
Amortization of debt discount and issuance costs for the three months ended March 31, 2022 and 2021 was $3 and $3, respectively. Amortization of debt discount and issuance costs includes the write-off of unamortized costs as of the date that the prior term loan was extinguished in 2020.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and March 31, 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
The following is a summary of the carrying value of long-term debt as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Note payable	$6,134	$6,933
Less: Current portion	(3,200)	(3,200)
Less: Debt discount and issuance costs	(15)	(17)
Note payable, net of current portion	$2,919	$3,716
As of March 31, 2022, future scheduled principal payments of debt obligations were as follows:

Fiscal Year
2022 (less than one year)	$2,401
2023	3,200
2024	533
Thereafter	—
Total	$6,134
7. LEASES:
The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from 0.7 to 2.8 years. There are no economic penalties for the Company to extend the lease, and it is not reasonably certain the Company will exercise the extension options. The operating leases do not contain material residual value guarantees or material restrictive covenants.

Rent expense, including short-term lease cost, was $352 and $267 for the three months ended March 31, 2022 and 2021, respectively.

Information related to the Company right-of-use assets and related operating lease liabilities were as follows:

March 31, 2022
Cash paid for operating lease liabilities	$261
Operating lease cost	263
Right-of-use assets obtained in exchange for lease obligations	1,391
Weighted-average remaining lease term	2.06
Weight-average discount rate	4.25%

Maturities of lease liabilities due in 12-month period ending March 31,
2023	$862
2024	539
2025	92
Thereafter	—
$1,492
Less imputed interest	(48)
Total lease liabilities	$1,444

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and March 31, 2021
(unaudited)
($ in thousands, except per share amounts and where noted)

Supplemental information for comparative periods

As of December 31, 2021 prior to the adoption of ASC 842, minimum payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year were as follows:

Operating Leases
2022	$966
2023	585
2024	170
Total minimum payments	$1,721
8. SHARE BASED COMPENSATION:
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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and March 31, 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
volatility, expected term, risk-free interest rate and dividend yield in determining the fair value of these awards and the amount of compensation expense to recognize. The Company uses the straight-line method to amortize stock awards granted over the requisite service period of the award, which may be explicit or derived, unless market or performance conditions result in a graded attribution.

The following table summarizes the stock-based compensation expense recognized for the three months ended March 31, 2022 and 2021:

(In thousands)	March 31, 2022	March 31, 2021
Net revenues	$—	$113
Research and development	7,494	$206
Selling, general and administrative	17,832	$1,516
Total stock-based compensation expense	$25,326	$1,835
Stock Options
Generally, stock options granted under the Plans have ten year terms and vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter. Stock options with performance vesting conditions begin to vest upon achievement of the performance condition. Expense is recognized beginning in the period in which performance is considered probable.

The fair value of incentive stock options and non-statutory stock options issued was estimated using the Black-Scholes model with the following weighted-average assumptions used during the three months ended March 31, 2021. The Company did not grant any awards during the three months ended March 31, 2022.

March 31, 2021
Risk-free interest rates	0.42%
Expected volatility rates	44%
Expected dividend yield	—
Expected term (in years)	6
Weighted-average grant date fair value of options	$0.48

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and March 31, 2021
(unaudited)
($ in thousands, except per share amounts and where noted)

A summary of stock options outstanding, excluding LTIP options as of March 31, 2022, and activity during the three months then ended, is presented below:

Stock Options	Shares (In thousands)	Exercise Price Per Share	Weighted- Average Exercise Price	Remaining Weighted- Average Remaining Contractual Term (In years)	Per Share Average Intrinsic Value
Outstanding at December 31, 2021	11,253	$.08 - $1.06	$0.51	6.80	$9.75
Granted	—	—	—	—	—
Exercised	(1,721)	$.08 - $1.06	0.30	—	9.98
Forfeited or expired	(2)	$1.06	1.06	—	9.22
Cancelled	(1)	$1.06	1.06	—	9.22
Outstanding at March 31, 2022	9,529	$.08 - $1.06	$0.56	7.06	$9.72
Vested and Exercisable at March 31, 2022	7,064	$.08 - $1.06	$0.40	6.56	$9.88

During the three months ended March 31, 2022 and 2021, the Company recognized $124 and $139, respectively, of stock-based compensation expense for the vesting of outstanding stock options, excluding $1.4 million related to the LTIP Options described below. At March 31, 2022, unrecognized compensation cost related to unvested awards totaled $1.3 million. The weighted-average period over which this remaining compensation cost will be recognized is 2.1 years.

Long-term Incentive Plan Stock Options

The Company awarded a total of 6,500,000 performance stock options (“LTIP Options”) to certain members of senior management on December 29, 2021 pursuant to the 2021 Plan. These non-statutory options are intended to be the only equity awards for the recipients over the duration of the performance period. The options vest in increments subject to achieving certain performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $8.13. The weighted average contractual period remaining is 9.7 years. The Black-Scholes model and a Monte Carlo simulation incorporating 100,000 scenarios. The valuation model utilized the following assumptions:

Risk-free interest rates	1.47%
Expected volatility rates	58%
Expected dividend yield	—
Cost of equity (for derived service period)	9.96%
Weighted-average grant date fair value of options	$8.13

The Company recognized $1.4 million of stock-based compensation expense for the three months ended March 31, 2022. The unrecognized compensations expense related to the LTIP Options is $51.5 million.

Restricted Stock Units
On August 25, 2021, the Company granted an aggregate of 4,135,000 Legacy Navitas RSU’s under the 2020 Plan to certain members of senior management pursuant to restricted stock unit agreements (collectively, the “RSU Agreements”). Each RSU represents the right to receive one share of common stock of the Company, subject to the vesting and other terms and conditions set forth in the RSU Agreements and the Plan. Up to 3,500,000 of these RSU awards vest in three equal installments over a three-year period subject to the occurrence of an IPO (which includes the Business Combination)

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and March 31, 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
and certain valuation targets, subject to an accelerated vesting schedule based on the satisfaction of certain stock price targets. Up to 500,000 RSUs vest on the six-month anniversary of the grant date, subject to the occurrence of an IPO and certain valuation targets. Up to 52,500 RSUs vest upon the occurrence of an IPO, while the remaining 82,500 RSUs vest as specified by an RSU Agreement over a period of approximately three years. As of October 19, 2021, the IPO performance condition had been met due to the Business Combination.

A summary of RSUs outstanding as of March 31, 2022, and activity during the three months then ended, is presented below:

Restricted Stock Unit Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	4,468	$9.62
Granted	3,535	10.72
Vested	(740)	9.63
Forfeited	(17)	17.95
Outstanding at March 31, 2022	7,246	$10.15

During the three months ended March 31, 2022 and March 31, 2021, the Company recognized $16.2 million and $1.4 million of stock-based compensation expense for the vesting of RSAs and RSUs. At March 31, 2022, unrecognized compensation cost related to unvested RSU awards totaled $14.7 million. The weighted-average period over which this remaining compensation cost is expected be recognized is 2.28 years.

The Company accrued $2.5 million and $2.0 million as of March, 2022 and December 31, 2021, respectively, related to a stock-based bonus plan that the Company plans to settle by issuing a variable number of fully-vested restricted stock units to employees. Based on the closing share price of the Company’s Class A Common Stock of $10.28 on March 31, 2022, approximately 241,287 shares would have been issued, however, the actual number of shares will be based on the share price at the date of settlement.
Unvested Earnout Shares
A portion of the earnout shares may be issued to individuals with unvested equity awards. While the payout of these shares requires achievement of the volume weighted average price of the Company's common stock, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million (or $11.52 per share). During the three months ended March 31, 2022, the Company recognized $6.3 million of stock-based compensation expense for the vesting of earnout shares. At March 31, 2021, unrecognized compensation cost related to unvested earnout shares totaled $7.4 million. The weighted-average period over which this remaining compensation cost is expected be recognized is 0.6 years. Refer to Note 10 in this quarterly report.
9. WARRANT LIABILITY
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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and March 31, 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
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

On February 4, 2022, the Company issued a notice of redemption that it would redeem, at 5:00 p.m. New York City time on March 7, 2022 (the “Redemption Date”), all of the Company’s outstanding Public Warrants and Private Placement Warrants to purchase shares of the Company’s Class A Common Stock that were governed by the Warrant Agreement, dated as of December 2, 2020 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), at a redemption price of $0.10 per Warrant (the “Redemption Price”). On February 22, 2022, the Company issued a notice that the “Redemption Fair Market Value,” determined in accordance with the Warrant Agreement based on the volume weighted average price of the Common Stock for the 10 trading days immediately following the date on which notice of redemption was sent, was $10.33 and, accordingly, that holders exercising Warrants on a “cashless” basis before the Redemption Date would receive 0.261 shares of Common Stock per Warrant exercised. The Warrants were exercisable by their holders until immediately before 5:00 p.m. New York City time on the Redemption Date, either (i) on a cash basis, at an exercise price of $11.50 per share of Common Stock, or (ii) on a “cashless” basis in which the exercising holder would receive 0.261 shares of Common Stock per Warrant exercised. Between December 7, 2021 (the date the Warrants became exercisable) and the Redemption Date, an aggregate of 12,722,773 Warrants were exercised (including 17,785 on a cash basis and 12,704,988 on a “cashless” basis); an aggregate of 3,333,650 shares of Common Stock were issued upon exercise of the Warrants (including 15,101 shares in respect of cash exercises and 3,318,549 shares in respect of “cashless” exercises). A total of 377,187 Warrants remained outstanding and unexercised at the Redemption Date and were redeemed for an aggregate Redemption Price of $38. Prior to the redemption date, the warrants had an aggregate fair value of $81,388 which resulted in a gain of $51,763 due to the decrease in the fair value of the warrant liability in the quarter ended March 31, 2022. There were no outstanding warrants as of March 31, 2022.

10. EARNOUT LIABILITY
Certain of the Company’s stockholders are entitled to receive up to 10,000,000 Earnout Shares of the Company’s Class A common stock if the Earnout Milestones are met. The Earnout Milestones represents three independent criteria, which each entitles the eligible stockholders to 3,333,333 earn-out shares per milestone met. Each Earnout Milestone is considered met if at any time 150 days following the Business Combination and prior to October 19, 2026, the volume weighted average price of the Company’s Class A common stock is greater than or equal to $12.50, $17.00 or $20.00 for any twenty trading days within any thirty trading day period, respectively. Further, the Earnout Milestones are also considered to be met if the Company undergoes a Sale. A Sale is defined as the occurrence of any of the following: (i) engage in a “going private” transaction pursuant to Rule 13e-3 under the Exchange Act or otherwise cease to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act; (ii) Class A common stock cease to be listed on a national security exchange, other than for the failure to satisfy minimum listing requirements under applicable stock exchange rules; or (iii) change of ownership (including a merger or consolidation) or approval of a plan for complete liquidation or dissolution.

These earnout shares have been categorized into two components: (i) the “Vested Shares” - those associated with stockholders with vested equity at the closing of the Business Combination that will be earned upon achievement of the Earnout Milestones and (ii) the “Unvested Shares” - those associated with stockholders with unvested equity at the closing of the Business Combination that will be earned over the remaining service period with the Company on their unvested

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and March 31, 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
equity shares and upon achievement of the Earnout Milestones. The Vested Shares are classified as liabilities in the consolidated balance sheet and the Unvested Shares are equity-classified share-based compensation to be recognized over time (see Note 8 - Share-based Compensation). The earnout liability was initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability is recorded as part of Other income (expense), net in the consolidated statement of operations.

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

	March 31, 2022	December 31, 2021
Risk-free interest rate	2.43%	1.23%
Equity volatility rate	60.00%	55.00%

At the closing of the Business Combination on October 19, 2021, the earnout liability had an initial fair value of $96,069, which was recorded as a long-term liability and a reduction to additional paid in capital in the consolidated balance sheet. As of March 31, 2022 and December 31, 2021, the earnout liability had a fair value of $70,767 and $134,173, respectively which resulted in a gain due to the decrease in the fair value of the earnout liability of $63,406.
11. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
Nearly all of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers.

The following customers represented 10% or more of the Company’s net revenues for the respective three months ended March 31, 2022 and 2021, respectively:

Customer	March 31, 2022	March 31, 2021
Distributor A	39%	40%
Distributor B	13	14%
Distributor C	31%	32%

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and March 31, 2021
(unaudited)
($ in thousands, except per share amounts and where noted)

Revenues by Geographic Area
The Company considers the domicile of its end customers, rather than the distributors it sells to directly, to be the basis for attributing revenues from external customers to individual countries. Revenues for the three months ending March 31, 2022 and 2021, were attributable to end customers in the following countries:

Country	March 31, 2022	March 31, 2021
China	58%	86%
United States	33	4
Taiwan	5	—
Korea	4	8
All others	—	2
Total	100%	100%

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
The following customers represented 10% or more of accounts receivable:

Customer	March 31, 2022	December 31, 2021
Distributor A	26%	44%
Distributor B	*	14%
Distributor C	12%	14%
Distributor D	12%	*
Distributor E	10%	*
Distributor F	21%	*
*Total customer accounts receivable was less than 10% of net accounts receivables.
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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and March 31, 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
12. NET INCOME (LOSS) PER SHARE:
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding restricted stock units and restricted stock awards, the assumed issuance of awards for contingently issuable performance-based awards, as computed using the treasury stock method. Performance-based restricted stock units and restricted stock awards are included in the number of shares used to calculate diluted earnings per share after evaluating the applicable performance criteria as of period end and under the assumption the end of the reporting period was the end of the contingency period, and the effect is dilutive. Restricted stock awards are eligible to receive all dividends declared on the Company’s common shares during the vesting period; however, such dividends are not paid until the restrictions lapse. The Company has no plans to declare dividends.
A summary of the net income (loss) per share calculation is as follows for the three months ended March 31,:

(In thousands, except per share amounts)	March 31, 2022	March 31, 2021
Numerator - basic and diluted:
Net income (loss)	$79,792	$(7,345)

Denominator
Weighted-average common shares - basic common stock	119,542	19,741
Weighted-average common shares - diluted common stock	131,149	19,741

Net income (loss) per share - basic common stock	$0.67	$(0.37)
Net income (loss) per share - diluted common stock	$0.61	$(0.37)

Denominator
Weighted-average common shares - basic common stock	119,542	19,741
Stock options and other dilutive awards	11,607	—
Weighted-average common shares - diluted common stock	131,149	19,741

Shares excluded from diluted weighted-average shares:[1,2]
Redeemable convertible preferred stock shares	—	54,449
Warrants to purchase redeemable convertible preferred stock	—	176
Warrants to purchase common shares	—	1,107
Earnout shares (potentially issuable common shares)	10,000	—
Unvested restricted stock units and restricted stock awards	4,979	—
Stock options potentially exercisable for common shares	6,500	11,860
Shares excluded from diluted weighted average shares	21,479	67,485

(1)The Company’s potentially dilutive securities, which include unexercised stock options, unvested shares, preferred shares and warrants for common and preferred shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for the three months ended March 31, 2021. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.
(2) Balances as of March 31, 2021 retroactively restated to give effect to the October 19, 2021 reverse recapitalization.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and March 31, 2021
(unaudited)
($ in thousands, except per share amounts and where noted)

13. PROVISION FOR INCOME TAXES:
Income Taxes

The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative adjustment is recorded in that quarter. The Company’s quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including our ability to accurately predict the proportion of our income (loss) before provision for income taxes in multiple jurisdictions, the tax effects of our stock-based compensation, and the effects of its foreign entity
At December 31, 2021, the Company has approximately $100,147 of federal net operating loss (“NOL”) carryforwards and approximately $82,583 of State NOL carryforwards expiring in varying amounts through 2037, with the exception of Federal NOLs arising from the years ended after December 31, 2017 that may be carried forward indefinitely. Realization of the NOL carryforwards is dependent on the Company generating sufficient taxable income prior to expiration of the NOL carryforwards and is also potentially subject to usage limitations due to changes in the Company’s ownership. As of March 31, 2022, the Company continues to maintain a valuation allowance as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized.

The Company had no unrecognized tax benefits for the three months ended March 31,2022 and 2021. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the three months ended March 31, 2022 and 2021.

14. COMMITMENTS and CONTINGENCIES

Purchase Obligations
At March 31, 2022, the Company had no non-cancelable purchase obligations that were due beyond one year.

Employment agreements
The Company has entered into agreements with certain employees to provide severance payments to the employees for termination for reasons other than cause, death or disability. Aggregate payments that would be required to be made in the event of termination under the agreements are approximately $1,443. A March 31, 2022 no terminations have occurred or are expected to occur pursuant to these arrangements and, accordingly, no termination benefits have been accrued.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2022. For several reasons, including the lack of prior indemnification claims and

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and March 31, 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
Legal proceedings and contingencies
From time to time in the ordinary course of business, the Company may become involved in lawsuits, or end customers and distributors may make claims against the Company. The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is not currently subject to any pending actions or regulatory proceedings that either individually or in the aggregate are expected to have a material impact on its condensed consolidated financial statements.
15. RELATED PARTY TRANSACTIONS
Notes Receivable
The Company has outstanding interest-bearing notes receivable from an employee. The notes have various maturity dates through May 1, 2023 and bear interest at rates ranging from 1% to 2.76%. The Company recognized $4 and $4 of interest income from the notes for the three months ended March 31, 2022 and 2021, respectively.

	March 31, 2022	December 31, 2021
Notes receivable	$200	$206
Joint Venture
In 2021, Navitas entered into a partnership with a manufacturer of power management ICs to develop products and technology relating to ac-dc converters. Structured as a joint venture, Navitas’ initial contribution was the commitment to sell its GaN integrated circuit die at prices representing cost plus insignificant handling fees, in exchange for a minority interest, with the right to acquire the balance of the joint venture based on the future results of the venture (among other rights and obligations). The Company accounts for the investment in the joint venture as an equity-method investment. Total related party revenues recognized by the Company as a result of arrangements with its joint venture were $613 and $113 for the quarter ended March 31, 2022 and 2021, respectively, and are included in Net Revenues in the Condensed Consolidated Statements of Operations. As of March 31, 2022, the investment balance of $2.9 million was included in other assets on the consolidated balance sheet.

Purchase of Shares from Executive Officer

On March 11, 2022, we purchased 66,829 shares of our common stock from Todd Glickman, Senior Vice President, Interim Chief Financial Officer and Treasurer, for $8.23 per share or an aggregate purchase price of $550,003. The transaction was undertaken solely for the purpose of satisfying certain tax obligations of Mr. Glickman, including tax obligations arising in connection with his exercise of options to purchase shares of Legacy Navitas prior to the Business Combination, as contemplated by the Lock-Up Agreement with Mr. Glickman described above under “Lock-Up Agreements.” The sale was executed pursuant to an agreement entered into between Navitas and Mr. Glickman on March 4, 2022, which provided that (i) the sale was subject to the approval of our board of directors, (ii) the execution date of the sale would be the fifth trading day after the transaction was duly authorized by the board of directors and (iii) the purchase price would be equal to the closing price on the Nasdaq Stock Market on the trading day immediately preceding the execution date. Our board of directors authorized the transaction on March 6, 2022, hence the execution date was March 11, 2022 and the purchase price was equal to the closing price of our common stock on March 10, 2022. Following the sale Mr. Glickman held 763,067 shares of our common stock. The foregoing summary of the purchase agreement is qualified in its entirety by reference to the complete agreement, which is filed as Exhibit 10.5 to this quarterly report on Form 10-Q.
16. SUBSEQUENT EVENTS
The Company evaluated material subsequent events from the consolidated balance sheet date of March 31, 2022, through May 16, 2022, the date the condensed consolidated financial statements were issued. There were no material subsequent events as of May 16, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us, or “our” refer to the business of Navitas and its subsidiaries. Throughout this section, unless otherwise noted, “Navitas” refers to Navitas Semiconductor Corporation and its consolidated subsidiaries.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Summary of Risk Factors” and “Cautionary Statement About Forward-Looking Statements” sections and elsewhere in this quarterly report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview
Founded in 2013, Navitas is a U.S. based, developer of gallium nitride power integrated circuits that provide superior efficiency, performance, size and sustainability relative to existing silicon technology. Our solutions offer faster charging, higher power density and greater energy savings compared to silicon-based power systems with the same output power. By unlocking this speed and efficiency, we believe we are leading a revolution in high-frequency, high-efficiency and high-density power electronics to electrify our world for a cleaner tomorrow. We maintain operations around the world, including the United States, Ireland, Germany, Italy, China, Taiwan and the Philippines, with principal executive offices in El Segundo, California.
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
Our go-to-market strategy is based on partnering with leading manufacturers and suppliers through focused product development, addressing both mainstream and emerging applications. We consider ourselves to be a pioneer in the GaN market with a proprietary, proven GaN power IC platform that is shipping in mass production to tier-1 companies including Samsung, Dell, Lenovo, LG, Xiaomi, OPPO, Amazon, vivo and Motorola. Most of the products we ship today are used primarily as components in mobile device chargers. The majority of charger manufacturers we ship to today are in China, supporting major international mobile brands. Other emerging applications will be addressed in China, other parts of Asia, and worldwide.
In support of our technology leadership, we have formed relationships with numerous Tier 1 manufacturers and suppliers over the past eight years, gaining significant traction in mobile and consumer charging applications. Navitas GaN is now in mass production with 9 of the top 10 mobile OEMs across smartphone and laptops, and is in development with 10 out of 10. In addition, our supply chain partners have committed manufacturing capacity in excess of what we consider to be necessary to support our continued growth and expansion.
The core strength of our business lies in our industry leading IP position in GaN Power ICs. Navitas invented the first commercial GaN Power ICs and along the way we patented many fundamental circuit elements which are needed in most power systems from 10 W to 100 kW. Today, we have over 151 patents that are issued or pending.
In addition to our comprehensive patent portfolio, our biggest proprietary advantage is our process design kit (PDK), the ‘how-to’ guide for Navitas designers to create new GaN based device and circuits. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, EV, enterprise, and renewables. We evaluate various complementary technologies and look to improve our PDK, in order to keep introducing newer generations of GaN technology. In 2021 and the three months ended March 31, 2022, we spent approximately 117% and 143%, respectively of our revenue on research and development. Navitas’ research and development activities are located primarily in the US and China. As of March 31, 2022, we had approximately 103 full-time personnel in our research & development team, with approximately 59% with advanced degrees (PhD and MS).
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
The Business Combination was accounted for as a reverse recapitalization in accordance with US GAAP. Under the guidance in ASC 805, Live Oak was treated as the “acquired” company for financial reporting purposes. We were deemed the accounting predecessor and the post-combination company is the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in our annual report Form 10-K filed with the SEC filed on March 31, 2022. The Business Combination had a significant impact on our reported financial position and results as a consequence of the reverse recapitalization. The most significant change in our reported financial position and results of operations was net cash proceeds of $298,054 from the merger transaction, which included $173,000 in gross proceeds from the PIPE financing that was consummated in conjunction with the Business Combination. The increase in cash was offset by transaction costs incurred in connection with the Business Combination of approximately $24,967. Navitas expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.
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
Income Taxes
Legacy Navitas a dual domesticated corporation for Ireland and U.S. federal income tax purposes. Refer to Note 13, Provision for Income Taxes, in our accompanying condensed consolidated financial statements elsewhere in this quarterly report.
Results of Operations
The table and discussion below present our results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change $	Change %
($ in thousands)	2022	2021
Revenue	$6,740	$5,317	$1,423	27%
Cost of goods sold	3,777	2,959	818	28%
Gross profit	2,963	2,358	605	26%
Operating expenses:
Research and development	13,413	4,254	9,159	215%
Selling, general and administrative	24,544	5,369	19,175	357%
Total operating expenses	37,957	9,623	28,334	294%
Loss from operations	(34,994)	(7,265)	(27,729)	382%
Other income (expense), net:
Interest expense, net	(24)	(61)	37	(61)%
Gain from change in fair value of warrants	51,763	—	51,763	—%
Gain from change in fair value of earnout liabilities	63,406	—	63,406	—%
Other expense	(356)	—	(356)	—%
Total other income (expense), net	114,789	(61)	114,850	—%
Income (loss) before income taxes	79,795	(7,326)	87,121	—%
Income tax expense	3	19	(16)	(84)%
Net income (loss)	$79,792	$(7,345)	$87,135	(1186)%

Comparison of the Quarters ended March 31, 2022 and 2021
Revenue
Revenue for the three months ended March 31, 2022 was $6.7 million compared to $5.3 million for the three months ended March 31, 2021, an increase of $1.4 million, or 27%. The significant increase primarily reflected the Company’s customer growth trajectory, evolving from aftermarket customers to the top mobile companies and total sales volumes increasing 32%, from 5.7 million to 7.5 million units shipped, while the average selling price declined 15% to $0.82 per unit.
Cost of Goods Sold
Cost of goods sold for the three months ended March 31, 2022 was $3.8 million compared to $3.0 million for the three months ended March 31, 2021, an increase of $0.8 million or 28%. The increase was primarily driven by significant revenue growth, partially offset by lower costs on third generation (“Gen 3”) products launched in the second half of 2021.
Research and Development Expense
Research and development expense for the three months ended March 31, 2022 of $13.4 million increased by $9.2 million, or 215%, when compared to the three months ended March 31, 2021, primarily driven by increases in stock based compensation, resulting in $7.3 million higher compensation costs, along with an increase of $1.9 million in non-compensation costs related to new applications and reliability expenses devoted to next generation product development. We expect research and development expense to continue to increase as we grow our headcount to support our expansion into new applications.
Selling, General and Administrative Expense
Selling, general and administrative expense for the three months ended March 31, 2022 of $24.5 million increased by $19.2 million, or 357%, when compared to the three months ended March 31, 2021. The increase is primarily due to an $16.3 million increase in stock-based compensation, a $1.6 million increase in compensation costs related to growth in headcount and a $1.3 million increase in other costs of growing the business. We expect selling, general and administrative costs to increase to support our growth and as a result of the increased costs for infrastructure required as a public company.
Other Income (Expense), net
Net interest expense, net for the three months ended March 31, 2022 of $24 thousand decreased by (61%), when compared to the three months ended March 31, 2021, primarily due to lower outstanding debt and interest income on cash equivalents.

During the three months ended March 31, 2022, we recognized gain from the change in fair value of our warrant liabilities, earn out liabilities and an equity method investment of $51.8 million, $63.4 million and ($0.4) million, respectively, as follows:

i) Warrants: The change in fair value of our warrant liability is due to the Company issuing a notice of redemption on February 4, 2022 and the Company revaluing the liability just before the exercise and redemptions which resulted in a valuation change of $51.8 million.

ii) Earnout liability: Subsequent to the recognition of the earnout liability upon the consummation of the Business Combination on October 19, 2021, we remeasure the fair value of this liability at each reporting date. The decrease in fair value of our earn-out liability of $63.4 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq from $17.01 per share on December 31, 2021 to $10.28 per share on March 31, 2022.

iii) Other expense reflects our minority interest in the net loss of a joint venture.

Income Tax Expense
Income tax expenses for the three months March 31, 2022 decreased by ($16) thousand when compared to the three March 31, 2021. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.
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
As March 31, 2022, we had cash and cash equivalents of $253.8 million. We currently use cash to fund operations, meet working capital requirements, for capital expenditures and strategic investments. Post-Business Combination, the Company has additional access to capital resources through public market transactions and the historical focus on near-term working capital and liquidity has shifted to more strategic and forward-looking capital optimization plans. We believe that the influx of capital from the Business Combination is sufficient to finance our operations, working capital requirements and capital expenditures for the foreseeable future.
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
Cash Flows
The following table summarizes our consolidated cash flows for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
($ in thousands)
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(10,601)	$(5,812)
Net cash used in investing activities	$(2,992)	$(990)
Net cash provided (used in) by financing activities	$(862)	$222
We derive liquidity primarily from debt and equity financing activities. As of March 31, 2022, our balance of cash and cash equivalents was $253.8 million, which is an decrease of $14.5 million or 5% compared to December 31, 2021. Our total outstanding debt principal balance as of March 31, 2022 was $6.1 million, which is a decrease of $0.8 million from the $6.9 million of total debt outstanding at December 31, 2021.

Operating Activities
For the three months ended March 31, 2022, net cash used in operating activities was $10.6 million, which primarily reflects a net income of $79.8 million, adjusted for non-cash share-based compensation of $25.3 million, non-cash, gains of $115.2 million in earnout and warrant liabilities and an aggregate change of $0.3 million in higher operating assets.

For the three months ended March 31, 2021, net cash used in operating activities was $5.8 million, which reflects a net loss of $7.3 million, adjusted for non-cash share-based compensation of $1.8 million and includes an aggregate $.9 million decrease due to higher operating assets, offset by a decrease in cash of $0.6 million due to lower accounts payable.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 of $3.0 million was primarily due to $2.7 million cash funding of a joint venture and $0.3 million for purchases of fixed assets.
Net cash used in investing activities of $990 thousand for the three months ended March 31, 2021, was primarily related to the purchase of an asset acquisition and property and equipment.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 of $0.9 million was primarily the result of $0.8 million net uses from the issuance and repayment of debt.
Net cash provided by financing activities for the three months ended March 31, 2021 of $222 thousand was primarily the result net proceeds from the issuance and repayment of debt.
Contractual Obligations, Commitments and Contingencies

There have been no significant changes to our contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Commitments and Arrangements
As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
The preparation of our financial statements and related disclosures in accordance with U.S. GAAP requires our management to make judgments, assumptions and estimates that affect the amounts reported in our accompanying condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Our management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our condensed consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain.

There have been no material changes to our critical accounting policies and estimates from the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2021 annual report on Form 10-K.

JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, following the Business Combination, our condensed consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make common stock less attractive to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022, pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that as of May 16, 2022, as a result of the material weaknesses in our internal control over financial reporting discussed below, and in the Company’s annual report on Form 10-K for the year ended December 31, 2021, our disclosure controls and procedures were not effective.

As disclosed in Item 9 of our annual report on Form 10-K for the year ended December 31, 2021, management concluded that we lack a sufficient number of trained professionals with technical accounting expertise to identify, evaluate, value and account for complex transactions. We also found we have insufficient accounting resources to maintain appropriate segregation of duties, including to ensure journal entries are reviewed by personnel independent of the preparer.

Management has taken steps to evaluate resources throughout the organization to determine where current resources should be reassigned and where additional resources are needed to consistently and timely execute internal control activities. The material weaknesses will not be considered remediated until remediated controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Management has concluded that, notwithstanding the material weaknesses described above, the Company’s condensed consolidated financial statements included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

    During the quarter ended March 31, 2022, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.
Item 1A. Risk Factors.
There has been no material change in the risk factors set forth under Part I, Item 1A (“Risk Factors”) in our annual report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth purchases of shares of our common stock by us during the quarterly period ended March 31, 2022.

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1-31, 2022	—	—	—	—
February 1-28, 2022	—	—	—	—
March 1-31, 2022	66,829(1)	$8.23	—	—
Total	66,829	$8.23	—	—

(1)    On March 11, 2022, we purchased 66,829 shares of our common stock from Todd Glickman, Senior Vice President, Interim Chief Financial Officer and Treasurer, for $8.23 per share or an aggregate purchase price of $550,003. For additional information, see the disclosure under “Purchase of Shares from Executive Officer” in Note 15 of the Consolidated Financial Statements in Item 1 of Part I of this report, and the Stock Repurchase Agreement with Mr. Glickman filed as Exhibit 10.5 to this report, each of which is incorporated by reference herein.
Item 5. Other Information.

We have not yet announced the date of the 2022 annual meeting of stockholders. We currently anticipate that the 2022 annual meeting of stockholders will be held between September 1, 2022 and December 1, 2022. For any proposal to be considered for inclusion in our proxy statement and form of proxy for submission to the stockholders at our 2022 annual meeting of stockholders, it must be submitted in writing and comply with the requirements of Rule 14a-8 of the Securities Exchange Act of 1934 and our bylaws. Such proposals must be received at our offices at 2101 East El Segundo Blvd., Suite 205, El Segundo, CA 90245, within a reasonable time before we begin to print and send proxy materials for the meeting.

In addition, our amended and restated bylaws provide notice procedures for stockholders to propose business to be considered by stockholders at a meeting. To be timely, a stockholder’s notice must be received by the secretary of the company at our principal executive offices not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the annual meeting is more than 30 days before or more than 60 days after such anniversary date (or if there has been no prior annual meeting), notice by the stockholder to be timely must be so received no earlier than the close of business on the 120th day prior to such annual meeting and no later than the close of business on the later of the 90th day prior to such annual meeting or the tenth day following the day on which public announcement of the date such meeting is first made. The chairman of the board may refuse to acknowledge the introduction of any stockholder proposal not made in compliance with the foregoing procedures.

Further, our amended and restated bylaws provide notice procedures for stockholders to nominate a person as a director to be considered by stockholders at a meeting. To be timely, a stockholder’s notice must be received by the secretary at the principal executive offices of the company, in the case of an annual meeting not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the annual meeting is more than 30 days before or more than 60 days after such anniversary date (or if there has been no prior annual meeting), notice by the stockholder to be timely must be so received no earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting was first made. The chairman of the board may refuse to acknowledge the introduction of any stockholder nomination not made in compliance with the foregoing procedures.

Item 6. Exhibits.

EXHIBIT INDEX

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date

10.1†	Navitas Semiconductor Corporation 2021 Equity Incentive Plan	8-K/A	001-39755	10.5	11/15/2021

10.2†	Form of Restricted Stock Unit Agreement	8-K	001-39755	10.6	10/25/2021

10.3†	Form of Stock Option Agreement	8-K	001-39755	10.7	10/25/2021

10.4†	Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan	S-4/A	333-256880	10.16	8/23/2021

10.5†*	Stock Repurchase Agreement, dated March 4, 2022, between Todd Glickman and Navitas Semiconductor Corporation
31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________________________
†    Management contract or compensatory arrangement.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Gene Sheridan
President and Chief Executive Officer

Date:	May 16, 2022

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Todd Glickman
Todd Glickman
Sr. V.P., Interim Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date:	May 16, 2022