Form 10-Q
period 2022-06-30
Navitas Semiconductor Corp
filed 2022-08-15
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 125,700,886 shares of Class A Common Stock and 0 shares of Class B Common Stock were outstanding at August 10, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and par value amounts)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$240,504	$268,252
Accounts receivable, net	9,407	8,263
Inventory	13,995	11,978
Prepaid expenses and other current assets	2,342	2,877
Total current assets	266,248	291,370
PROPERTY AND EQUIPMENT, net	4,266	2,302
OPERATING LEASE RIGHT OF USE ASSETS	7,039	—
INTANGIBLE ASSETS, net	421	170
GOODWILL	1,177	—
OTHER ASSETS	7,166	1,759
Total assets	$286,317	$295,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$6,300	$4,860
Accrued compensation expenses	4,910	2,639
Current operating lease liabilities	1,165	—
Current portion of long-term debt	3,200	3,200
Other liabilities	4	29
Total current liabilities	15,579	10,728
LONG-TERM DEBT	2,122	3,716
OPERATING LEASE LIABILITIES NONCURRENT	5,824	—
WARRANT LIABILITY	—	81,388
EARNOUT LIABILITY	15,913	134,173
OTHER LIABILITIES	—	60
Total liabilities	39,438	230,065
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 740,000,000 shares authorized as of June 30, 2022 and December 31, 2021, and 125,473,437 and 117,750,608 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	16	15
Additional paid-in capital	361,963	294,190
Accumulated other comprehensive loss	(62)	(2)
Accumulated deficit	(115,038)	(228,667)
Total stockholders’ equity	246,879	65,536
Total liabilities and stockholders’ equity	$286,317	$295,601
The accompanying condensed notes are an integral part of these condensed consolidated financial statements

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET REVENUES	$8,611	$5,450	$15,351	$10,767
COST OF REVENUES	5,026	2,971	8,803	5,930
GROSS PROFIT	3,585	2,479	6,548	4,837
OPERATING EXPENSES:
Research and development	9,606	6,267	23,019	10,521
Selling, general and administrative	13,993	14,794	38,537	20,163
Total operating expenses	23,599	21,061	61,556	30,684
LOSS FROM OPERATIONS	(20,014)	(18,582)	(55,008)	(25,847)
OTHER INCOME (EXPENSE), net:
Interest income (expense), net	52	(63)	28	(124)
Gain from change in fair value of warrants	—	—	51,763	—
Gain from change in fair value of earnout liabilities	54,854	—	118,260	—
Other expense	(785)	—	(1,141)	—
Total other income (expense), net	54,121	(63)	168,910	(124)
INCOME (LOSS) BEFORE INCOME TAXES	34,107	(18,645)	113,902	(25,971)
PROVISION FOR INCOME TAXES	270	5	273	24
NET INCOME (LOSS)	$33,837	$(18,650)	$113,629	$(25,995)

NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) per share attributable to common stockholders	$0.27	$(0.89)	$0.93	$(1.28)
Diluted net income (loss) per share attributable to common stockholders	$0.26	$(0.89)	$0.87	$(1.28)

WEIGHTED AVERAGE COMMON SHARES USED IN NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic common shares	124,030	20,900	121,827	20,324
Diluted common shares	132,132	20,900	130,882	20,324

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$33,837	$(18,650)	$113,629	$(25,995)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	—	(3)	(60)	(4)
Total other comprehensive loss	—	(3)	(60)	(4)
TOTAL COMPREHENSIVE INCOME (LOSS)	$33,837	$(18,653)	$113,569	$(25,999)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock								Stockholder's equity (deficit)
THREE AND SIX MONTHS ENDED JUNE 30, 2022	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Series B-1 redeemable convertible preferred stock		Series B-2 redeemable convertible preferred stock		Common stock		Additional paid in capital	Accumulated deficit	Notes receivable - shareholder's	Accumulated comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT JANUARY 1, 2022	—	$—	—	$—	—	$—	—	$—	117,751	$15	$294,190	$(228,667)	$—	$(2)	$65,536
Issuance of common stock under employee stock option and stock award plans	—	—	—	—	—	—	—	—	2,459	—	1,305	—	—	—	1,305
Repurchase of common stock	—	—	—	—	—	—	—	—	(67)	—	(550)	—	—	—	(550)
Exercise of warrants	—	—	—	—	—	—	—	—	3,318	—	29,641	—	—	—	29,641
Stock-based compensation expense related to employee and non-employee stock awards	—	—	—	—	—	—	—	—	—	—	24,072	—	—	—	24,072
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(60)	(60)
Net income	—	—	—	—	—	—	—	—	—	—	—	79,792	—	—	79,792
BALANCE AT MARCH 31, 2022	—	$—	—	$—	—	$—	—	—	123,461	$15	$348,658	$(148,875)	$—	$(62)	$199,736
Issuance of common stock under employee stock option and stock award plans	—	—	—	—	—	—	—	—	1,862	1	2,514	—	—	—	2,515
Shares issued for business acquisition	—	—	—	—	—	—	—	—	150	—	1,068	—	—	—	1,068
Stock-based compensation expense related to employee and non-employee stock awards	—	—	—	—	—	—	—	—	—	—	9,723	—	—	—	9,723
Net income	—	—	—	—	—	—	—	—	—	—	—	33,837	—	—	33,837
BALANCE AT JUNE 30, 2022	—	$—	—	$—	—	$—	—	$—	125,473	$16	$361,963	$(115,038)	$—	$(62)	$246,879
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock								Stockholder's equity (deficit)
THREE AND SIX MONTHS ENDED JUNE 30, 2021	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Series B-1 redeemable convertible preferred stock		Series B-2 redeemable convertible preferred stock		Common stock		Additional paid in capital	Accumulated deficit	Notes receivable - shareholder's	Accumulated comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT JANUARY 1, 2021	16,620	14,970	14,213	27,371	5,416	14,786	18,199	52,379	16,774	$2	$3,557	$(75,982)	$—	$(1)	$(72,424)
Issuance of common stock under employee stock option and stock award plans	—	—	—	—	—	—	—	—	5,843	1	1,405	—	(1183)	—	223
Stock-based compensation expense related to employee and non-employee stock awards	—	—	—	—	—	—	—	—	—	—	1,835	—	—	—	1,835
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—		—		—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,345)	—	—	(7,345)
BALANCE AT MARCH 31, 2021	16,620	14,970	14,213	27,371	5,416	14,786	18,199	52,379	22,617	3	6,797	(83,327)	(1,183)	(1)	(77,711)
Issuance of common stock under employee stock option and stock award plans	—	—	—	—	—	—		—			12,729	—		—	12,729
Rescission of common stock	—	—	—	—	—	—	—	—	(4,729)	—	(1,231)	—	1,183	—	(48)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,650)	—	—	(18,650)
BALANCE AT JUNE 30, 2021	16,620	14,970	14,213	27,371	5,416	14,786	18,199	52,379	17,888	3	18,295	(101,977)	—	(4)	(83,683)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$113,629	$(25,995)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	352	166
Amortization of intangibles	171	167
Amortization of deferred rent	—	(22)
Non-cash lease expense	480	—
Other	1,155	(1)
Stock-based compensation expense	36,362	14,564
Amortization of debt discount and issuance costs	6	6
Gain from change in fair value of warrants	(51,763)	—
Gain from change in fair value of earnout liability	(118,260)	—
Change in operating assets and liabilities:
Accounts receivable	(1,144)	(349)
Inventory	(2,017)	(4,520)
Prepaid expenses and other current assets	926	(2,230)
Other assets	418	(121)
Accounts payable, accrued compensation and other liabilities	1,883	4,562
Operating lease liability	(581)	—
Net cash used in operating activities	(18,383)	(13,773)
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(645)	—
Asset acquisition	—	(680)
Investment in joint venture	(5,204)	(150)
Purchases of property and equipment	(2,305)	(641)
Receipts on notes receivable	97	2
Net cash used in investing activities	(8,057)	(1,469)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of warrants	(38)	—
Repurchase of common stock	(550)	—
Proceeds from issuance of common stock in connection stock option exercises	880	222
Proceeds from issuance of long-term debt	—	—
Principal payments on long-term debt	(1,600)	—
Net cash provided by financing activities	(1,308)	222
Effect of exchange rate changes on cash	—	(1)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,748)	(15,021)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	268,252	38,869
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$240,504	$23,848
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$188	$—
Cash paid for interest	$132	$60
Shares issued for business acquisition	$1,068	$—
Capital expenditures in accounts payable	$873	$254
    The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
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
The Company was founded in 2013 and has since been developing ultra-efficient gallium nitride (GaN) semiconductors. The Company presently operates as a product design house that contracts the manufacturing of its chips and packaging to partner suppliers. Navitas maintains its operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan and the Philippines, with principal executive offices in El Segundo, California.
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
Business combination
Pursuant to the terms of the BCA, the Business Combination was consummated (the “Closing”) on October 19, 2021 (the “Closing Date”) by means of (i) a tender offer to acquire the entire issued share capital of Navitas Ireland (other than Navitas Ireland Restricted Shares (as defined below)) in exchange for the Tender Offer Consideration (as defined below) (the “Tender Offer”) and (ii) the merger of a wholly owned subsidiary of Live Oak (“Merger Sub”) with and into Navitas Delaware (the “Merger”), with Navitas Delaware surviving the Merger. See the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 for further information.

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
quantities for Legacy Navitas convertible preferred stock related to balances or activity before the Closing reflect the historical quantities and are not adjusted for the Exchange Ratio.
Acquisition of VDDTech

On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1,859 in cash and stock. Based in Mont-saint-Guibert, Belgium, VDDTech creates advanced digital-isolators for next-generation power conversion. VDDTech’s net assets and operating results since the acquisition date are included in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022, and were not material. The Company issued 113 restricted shares that are subject to time based vesting and issued another 151 restricted shares that are subject to time and performance based vesting over the next four and three years, respectively. These restricted shares are subject to certain individuals maintaining employment with the Company and, therefore, are accounted for under ASC 718.

The Company has recorded a preliminary allocation of the purchase price to tangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The excess of the purchase price over the fair value of tangible assets and liabilities of $1,177 was recorded as goodwill. Upon a final determination of the purchase price and the final valuation of the intangible assets acquired, primarily including developed technology, the Company will allocate the purchase price to tangible and intangible assets acquired and liabilities assumed, and adjust the excess purchase price allocated to goodwill as needed.

Basis of presentation
The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The results of operations for the three and six months ended June 30, 2022 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2022. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity (deficit). Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commissions (SEC) rules and regulations relating to interim financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2022. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its annual report on Form 10-K filed with the SEC on March 31, 2022.

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
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
3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	June 30, 2022	December 31, 2021
Furniture and fixtures	$209	$265
Computers and other equipment	5,007	3,116
Leasehold improvements	929	577
	$6,145	$3,958
Accumulated depreciation	(1,879)	(1,656)
Total	$4,266	$2,302
For the three and six months ended June 30, 2022, depreciation expense was $186 and $352, respectively. For the three and six months ended June 30, 2021, depreciation expense was $86 and $166. The depreciation method was determined using the straight-line method over the following estimated useful lives:

Furniture and fixtures	3 — 7 years
Computers and other equipment	2 — 5 years
Leasehold improvements	2 — 5 years
4. INVENTORY
Inventory consists of the following:

	June 30, 2022	December 31, 2021
Raw materials	$867	$60
Work-in-process	9,358	9,945
Finished goods	3,770	1,973
Total	$13,995	$11,978

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
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
The short-term nature of the Company’s cash and cash equivalents, accounts receivable, debt and current liabilities causes each of their carrying values to approximate fair value for all periods presented. Cash equivalents classified as Level 1 instruments were $131.5 million and $159.6 million as of June 30, 2022 and December 31, 2021, respectively.

The following table presents the Company’s fair value hierarchy for financial liabilities as of June 30, 2022 :

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$15,913	$15,913

Total	$—	$—	$15,913	$15,913
The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$52,361	$—	$—	$52,361
Private warrants	—	29,027	—	29,027
Earnout liability	—	—	134,173	134,173

Total	$52,361	$29,027	$134,173	$215,561

The liability for the Private Warrants is a level 2 valuation because there is no active market.
6. DEBT OBLIGATIONS
On April 29, 2020, the Company entered into a loan and security agreement with a new bank (the “Term Loan”), which provides for term advances up to $8,000. The loan is divided into three term advances, First Term Advance, Second Term Advance and Third Term Advance. The First Term Advance has a maximum available amount of $6,000. The Second Term Advance has a maximum available amount of $1,000 and is subject to the Company receiving aggregate net proceeds from Series B-2 Preferred Stock of $29,800 by no later than September 30, 2020. The Third Term Advance has a maximum available amount of $1,000 and is subject to the Company receiving aggregate net proceeds from Series B-2 Preferred Stock of $39,900 by no later than September 30, 2020. The Term Loan bears interest at a rate equal to the greater of (i) US Prime Rate plus 0.75% or (ii) 5.5% and is collateralized by all assets of the Company. As of June 30, 2022, the interest rate was 5.5%. The loan is payable in monthly installments beginning September 1, 2021 with a final maturity date of January 1, 2024. Concurrent with the execution of the Term Loan, the Company paid off the outstanding principal balance and accrued interest on its then-existing long-term debt (which bore interest at 5% at December 31, 2019) with a different bank, fully satisfying its obligations. On August 1, 2021, the Company drew down $2,000, the maximum available amount under the Second Term Advance and Third Term Advance.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
In connection with execution of the Term Loan, the Company issued warrants to the bank (see Note 9). The fair value of the warrants at the date of issuance was $16 and was recorded as debt discount, subject to amortization using the effective interest rate method over the term of the loan.
Amortization of debt discount and issuance costs for the three and six months ended June 30, 2022 was $2 and $6, respectively. Amortization of debt discount and issuance costs for the three and six months ended June 30, 2021 was $3 and $6, respectively. Amortization of debt discount and issuance costs includes the write-off of unamortized costs as of the date that the prior term loan was extinguished in 2020.
The following is a summary of the carrying value of long-term debt as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Note payable	$5,333	$6,933
Less: Current portion	(3,200)	(3,200)
Less: Debt discount and issuance costs	(11)	(17)
Note payable, net of current portion	$2,122	$3,716
As of June 30, 2022, future scheduled principal payments of debt obligations were as follows:

Fiscal Year
2022 (remaining)	$1,600
2023	3,200
2024	533
Thereafter	—
Total	$5,333
7. LEASES:
The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from 0.2 to 6.4 years. There are no economic penalties for the Company to extend the lease, and it is not reasonably certain the Company will exercise the extension options. The operating leases do not contain material residual value guarantees or material restrictive covenants.

Rent expense, including short-term lease cost, was $364 and $716 for the three and six months ended June 30, 2022, respectively. Rent expense, including short-term lease cost, was $285 and $552 for the three and six months ended June 30, 2021, respectively.

Information related to the Company right-of-use assets and related operating lease liabilities were as follows:

Six Months Ended June 30, 2022
Cash paid for operating lease liabilities	$527
Operating lease cost	610
Right-of-use assets obtained in exchange for lease obligations	5,892
Weighted-average remaining lease term	2.26
Weight-average discount rate	4.25% - 5.5%

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(unaudited)
($ in thousands, except per share amounts and where noted)

Maturities of lease liabilities due in 12-month period ending June 30,
2023	$1,502
2024	1,491
2025	1,146
2026	1,149
2027	1,183
Thereafter	1,724
$8,195
Less imputed interest	1,206
Total lease liabilities	$6,989

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(unaudited)
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

The following table summarizes the stock-based compensation expense recognized for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$—	$50	$—	$163
Research and development	3,037	1,424	10,531	1,630
Selling, general and administrative	7,999	11,255	25,831	12,771
Total stock-based compensation expense	$11,036	$12,729	$36,362	$14,564

Stock Options

Generally, stock options granted under the Plans have ten year terms and vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter. Stock options with performance vesting conditions begin to vest upon achievement of the performance condition. Expense is recognized beginning in the period in which performance is considered probable.

The fair value of incentive stock options and non-statutory stock options issued was estimated using the Black-Scholes model. The Company did not grant any awards during the six months ended June 30, 2022.

A summary of stock options outstanding, excluding LTIP options as of June 30, 2022, and activity during the three months then ended, is presented below:

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(unaudited)
($ in thousands, except per share amounts and where noted)

Stock Options	Shares (In thousands)	Exercise Price Per Share	Weighted- Average Exercise Price	Remaining Weighted- Average Remaining Contractual Term (In years)	Per Share Average Intrinsic Value
Outstanding at December 31, 2021	11,253	$.08 - $1.06	$0.51	6.80	$3.34
Granted	—	—	—	—	—
Exercised	(3,165)	$.08 - $1.06	0.32	—	3.54
Forfeited or expired	(34)	$1.06	0.76	—	3.10
Cancelled	(1)	$1.06	1.06	—	2.80
Outstanding at June 30, 2022	8,053	$.08 - $1.06	$0.60	6.88	$3.26
Vested and Exercisable at June 30, 2022	5,945	$.08 - $1.06	$0.45	6.40	$3.41
During the three and six months ended June 30, 2022, the Company recognized $120 and $245 respectively, of stock-based compensation expense for the vesting of outstanding stock options, excluding $1.4 million related to the LTIP Options described below. During the three and six months ended June 30, 2021, the Company recognized $208 and $347, respectively, of stock-based compensation expense for the vesting of outstanding stock options. At June 30, 2022, unrecognized compensation cost related to unvested awards totaled $0.9 million. The weighted-average period over which this remaining compensation cost will be recognized is 1.9 years.

Long-term Incentive Plan Stock Options

The Company awarded a total of 6,500,000 performance stock options (“LTIP Options”) to certain members of senior management on December 29, 2021 pursuant to the 2021 Plan. These non-statutory options are intended to be the only equity awards for the recipients over the duration of the performance period. The options vest in increments subject to achieving certain performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $8.13. The weighted average contractual period remaining is 9.5 years. The Black-Scholes model and a Monte Carlo simulation incorporating 100,000 scenarios. The valuation model utilized the following assumptions:

Risk-free interest rates	1.47%
Expected volatility rates	58%
Expected dividend yield	—
Cost of equity (for derived service period)	9.96%
Weighted-average grant date fair value of options	$8.13

The Company recognized $1.4 million and $2.8 million of stock-based compensation expense for the three month and six months ended June 30, 2022, respectively. The unrecognized compensations expense related to the LTIP Options is $50.1 million.

Restricted Stock Units

On August 25, 2021, Legacy Navitas granted an aggregate of 4,135,000 Legacy Navitas RSUs under the 2020 Plan to certain members of senior management pursuant to restricted stock unit agreements (collectively, the “RSU Agreements”). At the Closing of the Business Combination, these Legacy Navitas RSUs were assumed by the Company and converted at the Exchange Ratio into RSUs to acquire an aggregate of 4,525,344 shares of common stock. Each RSU represents the right to receive one share of common stock of the Company, subject to the vesting and other terms and conditions set forth in the RSU Agreements and the 2020 Plan. 3,830,400 of these RSU awards are subject to vesting in

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
three equal installments over a three-year period, subject to the occurrence of an IPO (which includes the Business Combination) and certain valuation targets, and subject to accelerated vesting based on the satisfaction of certain stock price targets. 547,200 of these RSUs were subject to vesting on the six-month anniversary of the grant date, subject to the occurrence of an IPO (which included the Business Combination) and certain valuation targets. 57,456 of these RSUs were subject to vesting upon the occurrence of an IPO (which included the Business Combination), while the remaining 90,288 RSUs are subject to vesting as specified by an RSU Agreement over a period of approximately three years. As of October 19, 2021, the IPO performance condition had been met as a result of the completion of the Business Combination.

A summary of RSUs outstanding as of June 30, 2022, and activity during the six months then ended, is presented below:

Restricted Common Stock Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	4,468	$9.62
Granted	3,656	10.20
Vested	(807)	9.52
Forfeited	(119)	10.83
Outstanding at June 30, 2022	7,198	$9.91

During the three and six months ended June 30, 2022, the Company recognized $7.4 million and $23.3 million of stock-based compensation expense for the vesting of RSAs and RSUs. During the three and six months ended June 30, 2021, the Company recognized $12,330 and $13,772 of stock-based compensation expense for the vesting of RSAs and RSUs. As of June 30, 2022, unrecognized compensation cost related to unvested RSU awards totaled $31.3 million. The weighted-average period over which this remaining compensation cost is expected be recognized is 2.03 years.

The Company accrued $3.5 million and $2.0 million as of June 30, 2022 and December 31, 2021, respectively, related to a stock-based bonus plan that the Company plans to settle by issuing a variable number of fully-vested restricted stock units to employees. Based on the closing share price of the Company’s Class A Common Stock of $3.86 on June 30, 2022, approximately 907,954 shares would have been issued, however, the actual number of shares will be based on the share price at the date of settlement.
Unvested Earnout Shares
A portion of the earnout shares may be issued to individuals with unvested equity awards. While the payout of these shares requires achievement of the volume weighted average price of the Company's common stock, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million (or $11.52 per share). During the six months ended June 30, 2022, the Company recognized $0.8 million of stock-based compensation expense for the vesting of earnout shares. At June 30, 2022, unrecognized compensation cost related to unvested earnout shares totaled $6.1 million. The weighted-average period over which this remaining compensation cost is expected be recognized is 0.4 years. Refer to Note 10.
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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
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

On February 4, 2022, the Company issued a notice of redemption that it would redeem, at 5:00 p.m. New York City time on March 7, 2022 (the “Redemption Date”), all of the Company’s outstanding Public Warrants and Private Placement Warrants to purchase shares of the Company’s Class A Common Stock that were governed by the Warrant Agreement, dated as of December 2, 2020 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), at a redemption price of $0.10 per Warrant (the “Redemption Price”). On February 22, 2022, the Company issued a notice that the “Redemption Fair Market Value,” determined in accordance with the Warrant Agreement based on the volume weighted average price of the Common Stock for the 10 trading days immediately following the date on which notice of redemption was sent, was $10.33 and, accordingly, that holders exercising Warrants on a “cashless” basis before the Redemption Date would receive 0.261 shares of Common Stock per Warrant exercised. The Warrants were exercisable by their holders until immediately before 5:00 p.m. New York City time on the Redemption Date, either (i) on a cash basis, at an exercise price of $11.50 per share of Common Stock, or (ii) on a “cashless” basis in which the exercising holder would receive 0.261 shares of Common Stock per Warrant exercised. Between December 7, 2021 (the date the Warrants became exercisable) and the Redemption Date, an aggregate of 12,722,773 Warrants were exercised (including 17,785 on a cash basis and 12,704,988 on a “cashless” basis); an aggregate of 3,333,650 shares of Common Stock were issued upon exercise of the Warrants (including 17,785 shares in respect of cash exercises and 3,315,865 shares in respect of “cashless” exercises). A total of 377,187 Warrants remained outstanding and unexercised at the Redemption Date and were redeemed for an aggregate Redemption Price of $38. Prior to the redemption date, the warrants had an aggregate fair value of $81,388 which resulted in a gain of $0 and $51,763 due to the decrease in the fair value of the warrant liability in the three and six months ended June 30, 2022. There were no outstanding warrants as of June 30, 2022.

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

These earnout shares have been categorized into two components: (i) the “Vested Shares” - those associated with stockholders with vested equity at the closing of the Business Combination that will be earned upon achievement of the Earnout Milestones and (ii) the “Unvested Shares” - those associated with stockholders with unvested equity at the closing

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
of the Business Combination that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the Earnout Milestones. The Vested Shares are classified as liabilities in the consolidated balance sheet and the Unvested Shares are equity-classified share-based compensation to be recognized over time (see Note 8 - Share-based Compensation). The earnout liability was initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability is recorded as part of Other income (expense), net in the consolidated statement of operations.

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

	June 30, 2022	December 31, 2021
Risk-free interest rate	3.00%	1.23%
Equity volatility rate	65.00%	55.00%

At the closing of the Business Combination on October 19, 2021, the earnout liability had an initial fair value of $96,069, which was recorded as a long-term liability and a reduction to additional paid in capital in the consolidated balance sheet. As of June 30, 2022 and December 31, 2021, the earnout liability had a fair value of $15,913 and $134,173, respectively which resulted in a gain due to the decrease in the fair value of the earnout liability of $54,854 and $118,260 for the three and six month ended June 30, 2022, respectively.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
11. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
Majority of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers.

The following customers represented 10% or more of the Company’s net revenues for the respective three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2022	2021	2022	2021
Distributor A	16%	*	*	*
Distributor B	22%	*	12%	*
Distributor C	21%	23%	29%	19%
Distributor D	16%	32%	23%	21%
Distributor E	*	42%	*	38%
Distributor F	*	*	*	20%

*Total customer net revenues was less than 10% of total net revenues.

Revenues by Geographic Area
The Company considers the domicile of its end customers, rather than the distributors it sells to directly, to be the basis for attributing revenues from external customers to individual countries. Revenues for the three and six months ended June 30, 2022 and 2021, were attributable to end customers in the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2022	2021	2022	2021
Europe*	38%	—	21%	—
China	32	78	44	75
United States	18	13	25	16
Rest of Asia	12	9	10	9
Total	100%	100%	100%	100%

*Impractical to disclose the revenue percentages by individual countries within Europe and therefore Europe is presented in total.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
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

The following customers represented 10% or more of the Company’s accounts receivable.

Customer	June 30, 2022	December 31, 2021
Distributor A	*	44%
Distributor B	*	14%
Distributor C	*	14%
Distributor D	13%	*
Distributor E	30%	*
*Total customer accounts receivable was less than 10% of net account receivables.

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
June 30, 2022 and 2021
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
A summary of the net income (loss) per share calculation is as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator - basic and diluted:	2022	2021	2022	2021
Net income (loss)	$33,837	$(18,650)	$113,629	$(25,995)

Denominator
Weighted-average common shares - basic common stock	124,030	20,900	121,827	20,324
Weighted-average common shares - diluted common stock	132,132	20,900	130,882	20,324

Net income (loss) per share - basic common stock	$0.27	$(0.89)	$0.93	$(1.28)
Net income (loss) per share - diluted common stock	$0.26	$(0.89)	$0.87	$(1.28)

Denominator
Weighted-average common shares - basic common stock	124,030	20,900	121,827	20,324
Stock options and other dilutive awards	8,102	—	9,055	—
Weighted-average common shares - diluted common stock	132,132	20,900	130,882	20,324

Shares excluded from diluted weighted-average shares:[1,2]
Redeemable convertible preferred stock shares	—	54,449	—	54,449
Warrants to purchase redeemable convertible preferred stock	—	176	—	176
Warrants to purchase common shares	—	1,107	—	1,107
Earnout shares (potentially issuable common shares)	10,000	—	10,000	—
Unvested restricted stock units and restricted stock awards	6,858	—	6,256	—
Stock options potentially exercisable for common shares	6,500	11,753	6,500	11,753
Shares excluded from diluted weighted average shares	23,358	67,485	22,756	67,485

(1)The Company’s potentially dilutive securities, which include unexercised stock options, unvested shares, preferred shares, earnout shares, and warrants for common and preferred shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2022, potentially dilutive securities have been excluded as these securities contain performance metric(s) which have not be satisfied as of June 30, 2022. Therefore, the

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.
(2) Balances as of June 30, 2022 retroactively restated to give effect to the October 19, 2021 reverse recapitalization.

13. PROVISION FOR INCOME TAXES:
Income Taxes

The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative adjustment is recorded in that quarter. The Company’s quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including our ability to accurately predict the proportion of our income (loss) before provision for income taxes in multiple jurisdictions, the tax effects of our stock-based compensation, and the effects of its foreign entity
At December 31, 2021, the Company has approximately $100,147 of federal net operating loss (“NOL”) carryforwards and approximately $82,583 of State NOL carryforwards expiring in varying amounts through 2037, with the exception of Federal NOLs arising from the years ended after December 31, 2017 that may be carried forward indefinitely. Realization of the NOL carryforwards is dependent on the Company generating sufficient taxable income prior to expiration of the NOL carryforwards and is also potentially subject to usage limitations due to changes in the Company’s ownership. As of June 30, 2022, the Company continues to maintain a valuation allowance as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized.

The Company had no unrecognized tax benefits for the three and six months ended June 30,2022 and 2021. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the three and six months ended June 30, 2022 and 2021.

14. COMMITMENTS and CONTINGENCIES

Purchase Obligations
At June 30, 2022, the Company had no non-cancelable purchase obligations that were due beyond one year.

Employment agreements
The Company has entered into agreements with certain employees to provide severance payments to the employees for termination for reasons other than cause, death or disability. Aggregate payments that would be required to be made in the event of termination under the agreements are approximately $1,443. At June 30, 2022, no terminations have occurred or are expected to occur pursuant to these arrangements and, accordingly, no termination benefits have been accrued.
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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(unaudited)
($ in thousands, except per share amounts and where noted)
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2022. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
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
15. RELATED PARTY TRANSACTIONS
Notes Receivable
The Company has outstanding interest-bearing notes receivable from an employee. The notes have various maturity dates through May 1, 2023 and bear interest at rates ranging from 1% to 2.76%. As of June 30, 2022, Note 1 was forgiven for a loss of $109 and Note 2 was paid off in the amount of $88. The Company recognized $0.3 and $0.9 of interest income from the notes for the three and six months ended June 30, 2022, respectively. The Company recognized $0.8 and $1.7 of interest income from the notes for the three and six months ended June 30, 2021.

	June 30, 2022	December 31, 2021
Notes receivable	$—	$206
Joint Venture
In 2021, Navitas entered into a partnership with a manufacturer of power management ICs to develop products and technology relating to ac-dc converters. Structured as a joint venture, Navitas’ initial contribution was the commitment to sell its GaN integrated circuit die at prices representing cost plus insignificant handling fees, in exchange for a minority interest, with the right to acquire the balance of the joint venture based on the future results of the venture (among other rights and obligations). The Company accounts for the investment in the joint venture as an equity-method investment. Total related party revenues recognized by the Company as a result of arrangements with its joint venture were $45 and $658 for the three and six months ended June 30, 2022, respectively, and are included in Net Revenues in the Condensed Consolidated Statements of Operations. As of June 30, 2022, the investment balance of $4.7 million was included in other assets on the consolidated balance sheet.

For its unconsolidated joint venture investments, the Company measures and records impairment losses, and reduces the carrying value of the equity investment when indicators of impairment are present and the expected discounted cash flows related to the investment is less than the carrying value. For the six months ended June 30, 2022, the Company did not record any impairment charges.

Related Party License Revenue

As of June 30, 2022, Navitas entered into a Patent License Agreement with an entity under common control with the Company’s partner in the joint venture described above. In consideration of the license rights granted, the Company recorded license fee revenue of $850 during the three months ended June 30, 2022. Such amounts are included in Net Revenues in the Condensed Consolidated Statement of Operations.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 and 2021
(unaudited)
($ in thousands, except per share amounts and where noted)

16. SUBSEQUENT EVENTS
The Company evaluated material subsequent events from the consolidated balance sheet date of June 30, 2022, through August 15, 2022, the date the condensed consolidated financial statements were issued. There were no material subsequent events as of August 15, 2022, except as noted below.

Acquisition of GeneSiC Semiconductor

On August 15, 2022, the Company acquired GeneSiC Semiconductor Inc., a private Delaware corporation (“GeneSiC”), in exchange for consideration consisting of $100,000 in cash and 24,883,161 shares of Navitas common stock. The acquisition was consummated pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Gemini Acquisition LLC, a Delaware limited liability company and a wholly owned direct subsidiary of the Company (“Merger Sub”), GeneSiC, and the stockholders of GeneSiC. Pursuant to the Merger Agreement and immediately after its execution and delivery, GeneSiC merged with and into Merger Sub (the “Merger”), with Merger Sub as the surviving entity and continuing to operate the GeneSiC business after the Merger as a wholly owned subsidiary of the Company. The Merger Agreement also includes possible earn-out payments of up to $25,000, conditioned on revenue targets for the GeneSiC business over the four fiscal quarters ending September 30, 2023.

Due to the limited time since the acquisition date, and the size and complexity of the GeneSiC acquisition, the accounting for the business combination is not yet complete.

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
Overview
Founded in 2013, Navitas is a U.S. based, developer of gallium nitride power integrated circuits that provide superior efficiency, performance, size and sustainability relative to existing silicon technology. Our solutions offer faster charging, higher power density and greater energy savings compared to silicon-based power systems with the same output power. By unlocking this speed and efficiency, we believe we are leading a revolution in high-frequency, high-efficiency and high-density power electronics to electrify our world for a cleaner tomorrow. We maintain operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan and the Philippines, with principal executive offices in El Segundo, California.
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
Our go-to-market strategy is based on partnering with leading manufacturers and suppliers through focused product development, addressing both mainstream and emerging applications. We consider ourselves to be a pioneer in the GaN market with a proprietary, proven GaN power IC platform that is shipping in mass production to tier-1 companies including Samsung, Dell, Lenovo, LG, Xiaomi, OPPO, Amazon, vivo and Motorola. Most of the products we ship today are used primarily as components in mobile device chargers. Charger manufacturers we ship to today are worldwide, supporting major international mobile brands. Other emerging applications will also be addressed across the world.
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
A core strength of our business lies in our industry leading IP position in GaN Power ICs. Navitas invented the first commercial GaN Power ICs. Today, we have over 165 patents that are issued or pending.
In addition to our comprehensive patent portfolio, our biggest proprietary advantage is our process design kit (PDK), the ‘how-to’ guide for Navitas designers to create new GaN based device and circuits. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, EV, enterprise, and renewables. We evaluate various complementary technologies and look to improve our PDK, in order to keep introducing newer generations of GaN technology. In 2021 and the six months ended June 30, 2022, we spent approximately 117% and 150%, respectively of our revenue on research and development. Navitas’ research and development activities are located primarily in the US and China. As of June 30, 2022, we had approximately 116 full-time personnel in our research & development team, with approximately 55% with advanced degrees (PhD and MS).

Acquisition of VDDTech

On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1,859 in cash and stock. Based in Mont-saint-Guibert, Belgium, VDDTech creates advanced digital-isolators for next-generation power conversion. VDDTech’s net assets and operating results since the acquisition date are included in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022.

We recorded a preliminary allocation of the purchase price to tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The excess of the purchase price over the fair value of assets of $1,177 was recorded as goodwill.
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
The Business Combination was accounted for as a reverse recapitalization in accordance with US GAAP. Under the guidance in ASC 805, Live Oak was treated as the “acquired” company for financial reporting purposes. We were deemed the accounting predecessor and the post-combination company is the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in our annual report Form 10-K filed with the SEC filed on June 30, 2022. The Business Combination had a significant impact on our reported financial position and results as a consequence of the reverse recapitalization. The most significant change in our reported financial position and results of operations was net cash proceeds of $298,054 from the merger transaction, which included $173,000 in gross proceeds from the PIPE financing that was consummated in conjunction with the Business Combination. The increase in cash was offset by transaction costs incurred in connection with the Business Combination of approximately $24,967. Navitas expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.
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
Results of Operations
The table and discussion below present our results for the three and six months ended June 30, 2022 and 2021:

	Three Month Ended June 30,		Change $	Change %
(dollars in thousands)	2022	2021
Revenue	$8,611	$5,450	$3,161	58%
Cost of goods sold	5,026	2,971	2,055	69%
Gross profit	3,585	2,479	1,106	45%
Operating expenses:
Research and development	9,606	6,267	3,339	53%
Selling, general and administrative	13,993	14,794	(801)	(5)%
Total operating expenses	23,599	21,061	2,538	12%
Loss from operations	(20,014)	(18,582)	(1,432)	8%
Other income (expense), net:		—	—	—%
Interest income (expense), net	52	(63)	115	(183)%
Gain (loss) from change in fair value of warrants	—	—	—	—%
Gain (loss) from change in fair value of earnout liabilities	54,854	—	54,854	—%
Other income (expense)	(785)	—	(785)	—%
Total other income (expense), net	54,121	(63)	54,184	(86006)%
Income (loss) before income taxes	34,107	(18,645)	52,752	(283)%
Income tax expense	270	5	265	5300%
Net income (loss)	$33,837	$(18,650)	$52,487	(281)%

	Six Months Ended June 30,		Change $	Change %
(dollars in thousands)	2022	2021
Revenue	$15,351	$10,767	$4,584	43%
Cost of goods sold	8,803	5,930	2,873	48%
Gross profit	6,548	4,837	1,711	35%
Operating expenses:
Research and development	23,019	10,521	12,498	119%
Selling, general and administrative	38,537	20,163	18,374	91%
Total operating expenses	61,556	30,684	30,872	101%
Loss from operations	(55,008)	(25,847)	(29,161)	113%
Other income (expense), net:			—	—%
Interest income (expense), net	28	(124)	152	(123)%
Gain (loss) from change in fair value of warrants	51,763	—	51,763	—%
Gain (loss) from change in fair value of earnout liabilities	118,260	—	118,260	—%
Other income (expense)	(1,141)	—	(1,141)	—%
Total other income (expense), net	168,910	(124)	169,034	(136318)%
Income (loss) before income taxes	113,902	(25,971)	139,873	(539)%
Income tax expense	273	24	249	1038%
Net income (loss)	$113,629	$(25,995)	$139,624	(537)%
Comparison of the Quarters ended June 30, 2022 and 2021
Revenue
Revenue for the three months ended June 30, 2022 was $8.6 million compared to $5.5 million for the three months ended June 30, 2021, an increase of $3.2 million, or 58%. The significant increase primarily reflected the Company’s customer growth trajectory, evolving from aftermarket customers to the higher volume customers and total sales volumes increasing 26%, from 5.8 million to 7.3 million units shipped, while the average selling price increased 11% to $1.06 per unit.
Cost of Goods Sold
Cost of goods sold for the three months ended June 30, 2022 was $5.0 million compared to $3.0 million for the three months ended June 30, 2021, an increase of $2.1 million or 69%. The increase was primarily driven by significant revenue growth, in addition to TSMC's 20% wafer price increase which created a higher cost of goods sold.
Research and Development Expense
Research and development expense for the three months ended June 30, 2022 of $9.6 million increased by $3.3 million, or 53%, when compared to the three months ended June 30, 2021, driven by increases in stock based compensation, resulting in $1.7 million higher compensation costs, along with an increase of $1.7 million compensation costs related to growth in headcount as the Company develops products in Solar, Enterprise and EV. We expect research and development expense to continue to increase as we grow our headcount to support our expansion into new applications.
Selling, General and Administrative Expense
Selling, general and administrative expense for the three months ended June 30, 2022 of $14.0 million decreased by $(0.8) million, or (5)%, when compared to the three months ended June 30, 2021. The decrease is primarily due to a

($3.3) million decrease in stock-based compensation issued for one-time executive stock awarded in the three months ended June 30, 2021, offset by a $2.5 million increase in compensation costs related to growth in headcount and an increase in other costs of growing the business. We expect selling, general and administrative costs to increase to support our growth and as a result of the increased costs for infrastructure required as a public company.
Other Income (Expense), net
Net interest income for the three months ended June 30, 2022 was $52 thousand compared to $(63) thousand net interest expense for the three months ended June 30, 2021, primarily due to the higher interest rate received on money markets funds.

During the three months ended June 30, 2022, we recognized $54.9 million gain from the change in fair value of our earn out liabilities and $(0.8) million loss from an equity method investment as follows:

i) Earnout liability: Subsequent to the recognition of the earnout liability upon the consummation of the Business Combination on October 19, 2021, we remeasure the fair value of this liability at each reporting date. The decrease in fair value of our earn-out liability of $54.9 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq, resulting in the decline in the estimated fair value of the earnout shares from $8.47 as of March 31, 2022 to $1.89 as of June 30, 2022.

ii) Other expense primarily reflects our minority interest in the net loss of a joint venture.
Income Tax Expense
Income tax expenses for the three months June 30, 2022 increased by $265 thousand when compared to the three months June 30, 2021. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.
Comparison of the Six Months ended June 30, 2022 and 2021
Revenue
Revenue for the six months ended June 30, 2022 was $15.4 million compared to $10.8 million for the six months ended June 30, 2021, an increase of $4.6 million, or 43%. The significant increase primarily reflected the Company’s customer growth trajectory, evolving from aftermarket customers to higher volume customers and total sales volumes increasing 29%, from 11.5 million to 14.8 million units shipped, while the average selling price remained approximately flat at $0.94 per unit.
Cost of Goods Sold
Cost of goods sold for the six months ended June 30, 2022 was $8.8 million compared to $5.9 million for the six months ended June 30, 2021, an increase of $2.9 million or 48%. The increase was primarily driven by significant revenue growth, in addition to TSMC's 20% wafer price increase which created a higher cost of goods sold.
Research and Development Expense
Research and development expense for the six months ended June 30, 2022 of $23.0 million increased by $12.5 million, or 119%, when compared to the six months ended June 30, 2021, primarily driven by increases in stock based compensation, resulting in $8.9 million higher compensation costs, along with an increase of $3.6 million in non-compensation costs related to new applications and reliability expenses devoted to next generation product development and compensation costs related to growth in headcount as the Company develops products in Solar, Enterprise and EV. We expect research and development expense to continue to increase as we grow our headcount to support our expansion into new applications.

Selling, General and Administrative Expense
Selling, general and administrative expense for the six months ended June 30, 2022 of $38.5 million increased by $18.4 million, or 91%, when compared to the six months ended June 30, 2021. The increase is primarily due to a $13 million increase in stock-based compensation, and a $5.3 million increase in compensation costs related to growth in headcount and other costs of growing the business. We expect selling, general and administrative costs to increase to support our growth and as a result of the increased costs for infrastructure required as a public company.
Other Income (Expense), net
Net interest income for the six months ended June 30, 2022 was $28 thousand compared to $(124) thousand net interest expense for the six months ended June 30, 2021, increased by 123%, primarily due to the higher interest rate received on cash equivalents.

During the six months ended June 30, 2022, we recognized $51.8 million gain from the change in fair value of our warrant liabilities, $118.3 million decrease in fair value of our earn out liabilities and $(1.1) million loss from an equity method investment, as follows:

i) Warrants: The change in fair value of our warrant liability is due to the Company issuing a notice of redemption on February 4, 2022 and the Company revaluing the liability just before the exercise and redemptions which resulted in a valuation change of $51.8 million.

ii) Earnout liability: Subsequent to the recognition of the earnout liability upon the consummation of the Business Combination on October 19, 2021, we remeasure the fair value of this liability at each reporting date. The decrease in fair value of our earn-out liability of $118.3 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq, resulting in the decline in the estimated fair value of the earnout shares from $16.09 as of December 31, 2021 to $1.89 as of June 30, 2022.

iii) Other expense primarily reflects our minority interest in the net loss of a joint venture.
Income Tax Expense
Income tax expenses for the six months ended June 30, 2022 increased by $249 thousand when compared to the six months ended June 30, 2021. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

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
As June 30, 2022, we had cash and cash equivalents of $240.5 million. We currently use cash to fund operations, meet working capital requirements, for capital expenditures and strategic investments. Post-Business Combination, the Company has additional access to capital resources through public market transactions and the historical focus on near-term working capital and liquidity has shifted to more strategic and forward-looking capital optimization plans. We believe that the influx of capital from the Business Combination is sufficient to finance our operations, working capital requirements and capital expenditures for the foreseeable future.
We expect our operating and capital expenditures to increase as we increase headcount, expand our operations and grow our end customer base. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through additional debt financing or from other sources. If we raise additional funds through the issuance of equity, the percentage ownership of our equity holders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.
Cash Flows
The following table summarizes our consolidated cash flows for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(18,383)	$(13,773)
Net cash used in investing activities	$(8,057)	$(1,469)
Net cash provided (used in) by financing activities	$(1,308)	$222
We derive liquidity primarily from debt and equity financing activities. As of June 30, 2022, our balance of cash and cash equivalents was $240.5 million, which is an decrease of $27.7 million or 10% compared to December 31, 2021. Our total outstanding debt principal balance as of June 30, 2022 was $5.3 million, which is a decrease of $1.6 million from the $6.9 million of total debt outstanding at December 31, 2021.
Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities was $18.4 million, which primarily reflects a net income of $113.6 million, adjusted for non-cash share-based compensation of $36.4 million, non-cash gains of $170.0 million in earnout and warrant liabilities and an aggregate cash used in operating activities of $1.0 million. Specifically, $1.1 million increase in account receivable and $2 million increase in inventory are primarily due to increased sales. $1.9 million increase in account payable is primarily due to accrued bonus and increased wages, offsetting by $0.6 million increase in operating lease liability.

For the six months ended June 30, 2021, net cash used in operating activities was $13.8 million, which reflects a net loss of $26.0 million, adjusted for non-cash share-based compensation of $14.6 million and includes an aggregate cash used in operating activities of $2.7.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 of $8.1 million was primarily due to $5.2 million cash funding of a joint venture, $2.3 million for purchases of fixed assets, coupled with $0.6 million business acquisition.
Net cash used in investing activities of $1.5 million for the six months ended June 30, 2021, was primarily related to the purchase of an asset acquisition and property and equipment.

Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 of $1.3 million was primarily due to debt payments of $1.6 million and repurchase of our common stock of $0.6 million, partially offset by proceeds from stock option exercises of $0.9 million.
Net cash provided by financing activities for the six months ended June 30, 2021 of $222 thousand was primarily the result proceeds from stock option exercises.
Contractual Obligations, Commitments and Contingencies

Except for a new operating lease entered into during the quarter, there have been no significant changes to our contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2021.
Off-Balance Sheet Commitments and Arrangements
As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022, pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that as of August 12, 2022, as a result of the material weaknesses in our internal control over financial reporting discussed below, and in the Company’s annual report on Form 10-K for the year ended December 31, 2021, our disclosure controls and procedures were not effective.

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

Management has taken steps to evaluate resources throughout the organization to determine where current resources should be reassigned and where additional resources are needed to consistently and timely execute internal control activities. During the second quarter, a new Controller and a Financial Reporting Manager was added to the accounting department, which Management believes have sufficient work experience and technical accounting knowledge. In addition for more complex transactions and to the extent there is a lack of knowledge within the current accounting team, Management plans to engage external professional firms to assist with such transactions as they arise. With the additional hires in the second quarter, Management will continue to assess segregation of duties and the journal entries process to ensure there is a separate preparer and reviewer. The material weaknesses will not be considered remediated until remediated controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

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

Changes in Internal Control Over Financial Reporting

    During the quarter ended June 30, 2022, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.
Item 1A. Risk Factors.

In addition to the Summary of Risk Factors set forth at the beginning of this report, you should carefully consider the factors discussed in Part I, Item 1A (“Risk Factors”) of our annual report on Form 10-K for the year ended December 31, 2021. The risks described herein and in our 2021 annual report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to Our Acquisition of GeneSiC Semiconductor

We may have difficulties integrating the operations and business of GeneSiC with our own.

Our acquisition of GeneSiC is the first significant acquisition we have ever undertaken. Although GeneSiC is a stand-alone business capable of continuing operations as a separate, wholly owned subsidiary of the Company, the complexities involved in the integration and expansion of GeneSiC as part of our Company are not yet fully understood. We have devoted and expect to continue to devote a significant amount of time and attention to integrating GeneSiC into our existing operations teams.

Given our relatively small size and relative inexperience with acquisitions, we expect the challenges involved in this integration to be complex and time consuming. Among other risks that arise from the acquisition, we may not be successful in our efforts to: (1) integrate new employees with our existing staff; (2) integrate and align numerous business and work processes, including information technology and cyber security systems; (3) demonstrate that the GeneSiC acquisition will not adversely affect our ability to address the needs of existing customers, or result in the loss of attention or focus on our existing businesses; (4) coordinate and integrate research and development and engineering teams across technologies and product platforms; (5) consolidate and integrate corporate, information technology, finance and administrative processes; (6) coordinate sales and marketing efforts to effectively position our capabilities and the direction of product development; and (7) minimize diversion of management attention from important business objectives.

If we do not successfully manage these issues and the other challenges inherent in the GeneSiC acquisition, then we may not achieve the anticipated benefits of the transaction and our post-acquisition revenue, expenses, results of operations and financial condition could be materially adversely affected, any of which could materially adversely affect the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 10, 2022, in connection with the acquisition of VDDTECH srl, a private Belgian company (“VDDTech”), by Navitas Semiconductor Limited, our wholly owned subsidiary, we issued 414,207 shares of our common stock to the former shareholders of VDDTech. Consideration for all of the capital stock of VDDTech consisted of 150,616 shares and approximately $791,000 in cash. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, or Rule 506 thereunder.
Item 5. Other Information.

2022 Annual Stockholder Meeting

We are planning to hold our 2022 annual meeting of stockholders on November 10, 2022. Although we are announcing the meeting date in this report, we have not yet given notice of the meeting. Additional details on the time and place of the meeting, including instructions to attend the meeting on-line, will be provided in the notice of meeting and proxy materials for the meeting.

For any proposal to be considered for inclusion in our proxy statement and form of proxy for submission to stockholders at our 2022 annual meeting of stockholders, it must be submitted in writing and comply with the requirements of Rule 14a-8 of the Securities Exchange Act of 1934 and our bylaws. Such proposals must be received at our offices at 2101 East El Segundo Blvd., Suite 205, El Segundo, CA 90245, within a reasonable time before we begin to print and send proxy materials for the meeting. We currently expect to begin to print and send proxy materials for the meeting on or about September 15, 2022.

In addition, our amended and restated bylaws provide notice procedures for stockholders to propose business to be considered by stockholders at a meeting. To be timely, a stockholder’s notice must be received by the secretary of the company at our principal executive offices not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the annual meeting is more than 30 days before or more than 60 days after such anniversary date (or if there has been no prior annual meeting), notice by the stockholder to be timely must be so received no earlier than the close of business on the 120th day prior to such annual meeting and no later than the close of business on the later of the 90th day prior to such annual meeting or the tenth day following the day on which public announcement of the date such meeting is first made. Assuming the 2022 annual meeting of stockholders is held on November 10, 2022 as planned, this means that a stockholder’s notice to propose business at the meeting must be received by the secretary as provided above no later than August 22, 2022. The chairman of the board may refuse to acknowledge the introduction of any stockholder proposal not made in compliance with the foregoing procedures.

Further, our amended and restated bylaws provide notice procedures for stockholders to nominate a person as a director to be considered by stockholders at a meeting. To be timely, a stockholder’s notice must be received by the secretary at the principal executive offices of the company, in the case of an annual meeting not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the annual meeting is more than 30 days before or more than 60 days after such anniversary date (or if there has been no prior annual meeting), notice by the stockholder to be timely must be so received no earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting was first made. Assuming the 2022 annual meeting of stockholders is held on November 10, 2022 as planned, this means that a stockholder’s notice to nominate a person as a director must be received by the secretary as provided above no later than August 22, 2022. The chairman of the board may refuse to acknowledge the introduction of any stockholder nomination not made in compliance with the foregoing procedures.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Description

10.1†	Employment agreement with Ron Shelton, dated May 17, 2022

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________________________
†    Management contract or compensatory arrangement.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Gene Sheridan
President and Chief Executive Officer

Date:	August 15, 2022

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Ron Shelton
Ron Shelton
Chief Financial Officer
(principal financial and accounting officer)

Date:	August 15, 2022