Form 10-Q
period 2022-09-30
Navitas Semiconductor Corp
filed 2022-11-14
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 001-39755
Navitas Semiconductor Corporation
(Exact name of registrant as specified in its charter)

Delaware		85-2560226
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3520 Challenger Street		90503-1640
Torrance,	California
(Address of Principal Executive Offices)		(Zip Code)
(844) 654-2642
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	NVTS	Nasdaq Stock Market LLC
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 153,443,105 shares of Class A Common Stock and 0 shares of Class B Common Stock were outstanding at November 10, 2022.

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
•our ability to realize benefits from the acquisition of GeneSiC Semiconductor Inc. on August 15, 2022, as discussed elsewhere in this report including in Part II, Item 1A (Risk Factors);
•our ability to realize benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;
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

SUMMARY OF RISK FACTORS
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed and complete discussion of risks set forth under the heading “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K and in Part II, Item 1A of this and our other quarterly reports on Form 10‑Q.
Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
Risks Related to Our Business and Operations
•Our success and future revenue depend on our ability to achieve design wins and to convince our current and prospective end customers to design our products into their product offerings.
•To date we have been successful in introducing our leading-edge GaN power IC technology in mobile charging applications, such as wall chargers and adapters for mobile phones and laptop computers, and on motor drives for home appliances and industrial applications, where we believe we have achieved a market-leading position in GaN power ICs. Growth in demand for our products depends on achieving similar successes in other markets where we believe our technology provides comparable advantages, including consumer electronics, data center, solar and EV. Although we believe we are on track in these efforts, no assurance can be given that we will succeed in similarly displacing legacy silicon solutions in these other target markets.
•Our recent acquisition of GeneSiC Semiconductor Inc. (“GeneSiC”) is our first significant acquisition. We are devoting, and expect to continue to devote, significant time and attention to integrating GeneSiC with our existing operations teams. Given our relatively small size and relative inexperience with acquisitions, we expect to face challenges which present a number of risks to achieving the anticipated benefits of the acquisition. Our post-acquisition revenue, expenses, results of operations and financial condition could be materially adversely affected as a result.
•Since we have significant operations and revenues in China, our business development plans, results of operations and financial condition may be materially and adversely affected by significant political, social and economic developments in China, including governmental or regulatory changes.
•We rely on a single third-party wafer fabrication facility for the fabrication of semiconductor wafers for GaN ICs and a separate third-party wafer fabrication facility for the fabrication of semiconductor wafers SiC MOSFETs and on a limited number of suppliers of other materials, and the failure of either of these facilities or any of these suppliers or additional suppliers to continue to produce wafers or other materials on a timely basis could harm our business and our financial results.
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
•We may issue a substantial number of additional shares under our employee equity incentive plans.

		Page
	Part I - Financial Information

Item 1.	Financial Statements (unaudited)	6
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	6
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2022 and 2021	7
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2022 and 2021	8
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months and Nine Months Ended September 30, 2022 and 2021	9
	Condensed Consolidated Statements of Cash Flow for the Nine Months Ended September 30, 2022 and 2021	11
	Condensed Notes to Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Conditions and Operating Results	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Control and Procedures	43

	Part II - Other Information
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 5.	Other Information	45
Item 6.	Exhibits	46

Signatures

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and par value amounts)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124,792	$268,252
Accounts receivable, net	10,859	8,263
Inventory	17,044	11,978
Prepaid expenses and other current assets	3,388	2,877
Total current assets	156,083	291,370
PROPERTY AND EQUIPMENT, net	5,721	2,302
OPERATING LEASE RIGHT OF USE ASSETS	6,631	—
INTANGIBLE ASSETS, net	110,461	170
GOODWILL	160,296	—
OTHER ASSETS	3,976	1,759
Total assets	$443,168	$295,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$9,310	$4,860
Accrued compensation expenses	4,923	2,639
Current operating lease liabilities	1,208	—
Current portion of long-term debt	3,200	3,200
Other liabilities	—	29
Total current liabilities	18,641	10,728
LONG-TERM DEBT	1,323	3,716
OPERATING LEASE LIABILITIES NONCURRENT	5,488	—
WARRANT LIABILITY	—	81,388
EARNOUT LIABILITY	22,611	134,173
DEFERRED TAX LIABILITIES	12,995	—
OTHER LIABILITIES	—	60
Total liabilities	61,058	230,065
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 740,000,000 shares authorized as of September 30, 2022 and December 31, 2021, and 152,015,458 and 117,750,608 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	18	15
Additional paid-in capital	525,311	294,190
Accumulated other comprehensive loss	(8)	(2)
Accumulated deficit	(147,628)	(228,667)
Total stockholders’ equity of Navitas Semiconductor Corporation	377,693	65,536
Noncontrolling interest	4,417	—
Total stockholders’ equity	382,110	65,536
Total liabilities and stockholders’ equity	$443,168	$295,601
The accompanying condensed notes are an integral part of these condensed consolidated financial statements

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET REVENUES	$10,243	$5,631	$25,594	$16,398
COST OF REVENUES	9,852	3,032	18,655	8,962
GROSS PROFIT	391	2,599	6,939	7,436
OPERATING EXPENSES:
Research and development	13,343	5,804	36,362	16,325
Selling, general and administrative	24,477	3,550	63,014	23,713
Total operating expenses	37,820	9,354	99,376	40,038
LOSS FROM OPERATIONS	(37,429)	(6,755)	(92,437)	(32,602)
OTHER INCOME (EXPENSE), net:
Interest income (expense), net	638	(75)	666	(199)
Gain from change in fair value of warrants	—	—	51,763	—
Gain (loss) from change in fair value of earnout liabilities	(6,098)	—	112,162	—
Other expense	(74)	—	(1,215)	—
Total other income (expense), net	(5,534)	(75)	163,376	(199)
INCOME (LOSS) BEFORE INCOME TAXES	(42,963)	(6,830)	70,939	(32,801)
INCOME TAX (BENEFIT) PROVISION	(10,135)	13	(9,862)	37
NET INCOME (LOSS)	(32,828)	(6,843)	80,801	(32,838)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(238)	—	(238)	—
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$(32,590)	$(6,843)	$81,039	$(32,838)

NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) per share attributable to common stockholders	$(0.24)	$(0.37)	$0.64	$(1.67)
Diluted net income (loss) per share attributable to common stockholders	$(0.24)	$(0.37)	$0.58	$(1.67)

WEIGHTED AVERAGE COMMON SHARES USED IN NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic common shares	138,455	18,305	127,390	19,643
Diluted common shares	138,455	18,305	140,134	19,643

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$(32,828)	$(6,843)	$80,801	$(32,838)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	54	2	(6)	(1)
Total other comprehensive income (loss)	54	2	(6)	(1)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	$(32,774)	$(6,841)	$80,795	$(32,839)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(238)	—	(238)	—
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(32,536)	$(6,841)	$81,033	$(32,839)
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock								Stockholder's equity (deficit)
	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Series B-1 redeemable convertible preferred stock		Series B-2 redeemable convertible preferred stock		Common stock		Additional paid in capital	Accumulated deficit	Notes receivable - shareholder's	Accumulated comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT JANUARY 1, 2022	—	$—	—	$—	—	$—	—	$—	117,751	$15	$294,190	$(228,667)	$—	$(2)	$—	$65,536
Issuance of common stock under employee stock option and stock award plans	—	—	—	—	—	—	—	—	2,459	—	1,305	—	—	—	—	1,305
Repurchase of common stock	—	—	—	—	—	—	—	—	(67)	—	(550)	—	—	—	—	(550)
Exercise of warrants	—	—	—	—	—	—	—	—	3,318	—	29,641	—	—	—	—	29,641
Stock-based compensation expense related to employee and non-employee stock awards	—	—	—	—	—	—	—	—	—	—	24,072	—	—	—	—	24,072
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(60)	—	(60)
Net income	—	—	—	—	—	—	—	—	—	—	—	79,792	—	—	—	79,792
BALANCE AT MARCH 31, 2022	—	$—	—	$—	—	$—	—	—	123,461	$15	$348,658	$(148,875)	$—	$(62)	$—	$199,736
Issuance of common stock under employee stock option and stock award plans	—	—	—	—	—	—	—	—	1,862	1	2,514	—	—	—	—	2,515
Shares issued for business acquisition	—	—	—	—	—	—	—	—	150	—	1,068	—	—	—	—	1,068
Stock-based compensation expense related to employee and non-employee stock awards	—	—	—	—	—	—	—	—	—	—	9,723	—	—	—	—	9,723
Net income	—	—	—	—	—	—	—	—	—	—	—	33,837	—	—	—	33,837
BALANCE AT JUNE 30, 2022	—	$—	—	$—	—	$—	—	$—	125,473	$16	$361,963	$(115,038)	$—	$(62)	$—	$246,879
Issuance of common stock under employee stock option and stock award plans	—	—	—	—	—	—	—	—	1,489	—	1,316	—	—	—	—	1,316
Shares issued for business acquisition	—	—	—	—	—	—	—	—	24,883	2	146,310	—	—	—	—	146,312
Shares issued for transaction fees	—	—	—	—	—	—	—	—	170	—	1,000	—	—	—	—	1,000
Stock-based compensation expense related to employee and non-employee stock awards	—	—	—	—	—	—	—	—	—	—	14,722	—	—	—	—	14,722
Change in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,655	4,655
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	—	—	—	—	—	—	(32,590)	—	—	(238)	(32,828)
BALANCE AT SEPTEMBER 30, 2022	—	$—	—	$—	—	$—	—	$—	152,015	$18	$525,311	$(147,628)	—	$(8)	$4,417	$382,110
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock								Stockholder's equity (deficit)
	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Series B-1 redeemable convertible preferred stock		Series B-2 redeemable convertible preferred stock		Common stock		Additional paid in capital	Accumulated deficit	Notes receivable - shareholder's	Accumulated comprehensive income (loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT JANUARY 1, 2021	16,620	$14,970	14,213	$27,371	5,416	$14,786	18,199	$52,379	16,774	$2	$3,557	$(75,982)	$—	$(1)	$(72,424)
Issuance of common stock under employee stock option and stock award plans	—	—	—	—	—	—	—	—	5,843	1	1,405	—	(1,183)	—	223
Stock-based compensation expense related to employee and non-employee stock awards	—	—	—	—	—	—	—	—	—	—	1,835	—	—	—	1,835
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—		—		—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,345)	—	—	(7,345)
BALANCE AT MARCH 31, 2021	16,620	$14,970	14,213	$27,371	5,416	$14,786	18,199	$52,379	22,617	$3	6,797	$(83,327)	$(1,183)	$(1)	$(77,711)
Issuance of common stock under employee stock option and stock award plans	—	—	—	—	—	—		—			12,729	—		—	12,729
Rescission of common stock	—	—	—	—	—	—	—	—	(4,729)	—	(1,231)	—	1,183	—	(48)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,650)	—	—	(18,650)
BALANCE AT JUNE 30, 2021	16,620	$14,970	14,213	$27,371	5,416	$14,786	18,199	$52,379	17,888	$3	18,295	$(101,977)	$—	$(4)	$(83,683)
Issuance of common stock under employee stock option and stock award plans	—	—	—	—	—	—	—	—	446	—	71	—	—	—	71
Stock-based compensation expense related to employee and non-employee stock awards	—	—	—	—	—	—	—	—	—	—	201	—	—	—	201
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,843)	—	—	(6,843)
BALANCE AT SEPTEMBER 30, 2021	16,620	$14,970	14,213	$27,371	5,416	$14,786	18,199	$52,379	18,334	$3	$18,567	$(108,820)	$—	$(2)	$(90,252)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$80,801	$(32,838)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	632	278
Amortization of intangibles	2,408	253
Amortization of deferred rent	—	(35)
Non-cash lease expense	480	—
Other	2,174	50
Stock-based compensation expense	52,136	14,765
Amortization of debt discount and issuance costs	7	9
Gain from change in fair value of warrants	(51,763)	—
Gain from change in fair value of earnout liability	(112,162)	—
Deferred income taxes	(10,185)	—
Change in operating assets and liabilities:
Accounts receivable	(479)	(1,418)
Inventory	(2,731)	(8,315)
Prepaid expenses and other current assets	335	(101)
Other assets	498	(138)
Accounts payable, accrued compensation and other liabilities	2,778	2,639
Operating lease liability	(466)	—
Deferred revenue	—	59
Net cash used in operating activities	(35,537)	(24,792)
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(96,355)	—
Asset acquisition	—	(680)
Investment in joint venture	(5,204)	(634)
Investment in preferred stock	(1,500)	—
Purchases of property and equipment	(3,485)	(1,213)
Receipts on notes receivable	97	2
Net cash used in investing activities	(106,447)	(2,525)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred offering costs	—	(2,503)
Redemption of warrants	(38)	—
Repurchase of common stock	(550)	—
Proceeds from issuance of common stock in connection stock option exercises	1,512	294
Proceeds from issuance of long-term debt	—	2,000
Principal payments on long-term debt	(2,400)	(267)
Net cash used in financing activities	(1,476)	(476)
Effect of exchange rate changes on cash	—	(1)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(143,460)	(27,794)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	268,252	38,869
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,792	$11,075
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred offering costs in other current assets and accounts payable and accrued expenses	$—	$977
Net assets acquired through change in control of joint venture	$6,444	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$363	$—
Cash paid for interest	$205	$60
Shares issued for business acquisition	$147,380	$—
Capital expenditures in accounts payable	$803	$254

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
The Company was founded in 2013 and has since been developing ultra-efficient gallium nitride (GaN) semiconductors. The Company presently operates as a product design house that contracts the manufacturing of its chips and packaging to partner suppliers. Navitas maintains its operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan, Thailand and the Philippines, with principal executive offices in Torrance, California.
Reorganization
Navitas Semiconductor USA, Inc. (f/k/a Navitas Semiconductor, Inc., “Navitas U.S.”) was incorporated in the State of Delaware on October 25, 2013. In 2020 Navitas U.S. initiated a restructuring to streamline its worldwide legal entity structure and more efficiently align its business operations (the “Restructuring”). The Restructuring introduced wholly owned subsidiaries in Hong Kong and China as well as the addition of Legacy Navitas, an entity registered in Ireland and the U.S., as the parent of Navitas U.S. and the other Navitas subsidiaries. In connection with the Restructuring, effective September 1, 2020, Legacy Navitas acquired certain intellectual property and other intangible assets from Navitas U.S. and, after the Restructuring, contracts directly with customers. The transfer of intellectual property and other intangible assets by Navitas U.S. to Legacy Navitas in connection with the Restructuring was among entities within the same consolidated group and, as a result, did not result in any gain or loss to the Company. Legacy Navitas is treated as a corporation for U.S. federal income tax purposes and is a tax resident in both Ireland and the United States. See Note 14, Provision for Income Taxes, for more information.
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
Acquisitions
In June 2022, the Company acquired VDDTech for $1.9 million in cash and stock, and in August 2022 the Company acquired GeneSiC for $246.2 million in cash and stock. See Note 17, Business Combinations, for more information.

Basis of presentation
The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The results of operations for the three and nine months ended September 30, 2022 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2022. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity (deficit). Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commissions (SEC) rules and regulations relating to interim financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2022. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its annual report on Form 10-K filed with the SEC on March 31, 2022.

The consolidated financial statements include the accounts of a Former Joint Venture, an entity in which the Company has a controlling interest (see Note 18, Noncontrolling Interest). The Company reports noncontrolling interests of the consolidated entities as a component of equity separate from the Company’s equity. All material inter-company transactions between and among the Company and its consolidated subsidiaries have been eliminated in the consolidation. The Company’s net income (loss) excludes income (loss) attributable to the noncontrolling interests.

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, except per share amounts and where noted)

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations

We account for business combinations using the acquisition method of accounting, in accordance with ASC 805, Business Combinations. The acquisition method requires identifiable assets acquired and liabilities assumed be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill.

The determination of estimated fair value requires us to make significant estimates and assumptions. These fair value determinations require judgment and involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items. As a result, we may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill.

Transaction costs associated with business combinations are expensed as they are incurred.

Valuation of Contingent Consideration Resulting from a Business Combination

In connection with certain acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified milestone events. We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each quarter thereafter, we revalue these obligations and record increases or decreases in their fair value within our Statement of Operations and Comprehensive Income (Loss) until such time as the specified milestone achievement period is complete.

Increases or decreases in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. Actual results may differ from estimates.

Recently Adopted Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) (“ASU 2016-02”), and also issued subsequent amendments under ASU 2019-10 and ASU 2020-05 (collectively ASC 842). On January 1, 2022, the Company adopted ASC 842 and the related amendments. ASC 842 requires lessees to (i) recognize a right of use asset and a lease liability that is measured at the present value of the remaining lease payments, on the consolidated balance sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease related cash payments within operating and financing activities. The Company recognized approximately $1.6 million of operating lease right-of-use assets and $1.7 million operating lease liabilities on the consolidated balance sheets upon adoption on January 1, 2022.

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, except per share amounts and where noted)

3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Furniture and fixtures	$215	$265
Computers and other equipment	6,549	3,116
Leasehold improvements	1,511	577
	$8,275	$3,958
Accumulated depreciation	(2,554)	(1,656)
Total	$5,721	$2,302
For the three and nine months ended September 30, 2022, depreciation expense was $280 and $632, respectively. For the three and nine months ended September 30, 2021, depreciation expense was $112 and $278. The depreciation method was determined using the straight-line method over the following estimated useful lives:

Furniture and fixtures	3 — 7 years
Computers and other equipment	2 — 5 years
Leasehold improvements	2 — 5 years
4. INVENTORY
Inventory consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$4,217	$60
Work-in-process	7,837	9,945
Finished goods	4,990	1,973
Total	$17,044	$11,978
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
The short-term nature of the Company’s cash and cash equivalents, accounts receivable, debt and current liabilities causes each of their carrying values to approximate fair value for all periods presented. Cash equivalents classified as Level 1 instruments were $12.6 million and $159.6 million as of September 30, 2022 and December 31, 2021, respectively.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, except per share amounts and where noted)

The following table presents the Company’s fair value hierarchy for financial liabilities as of September 30, 2022 (in thousands) :

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$22,611	$22,611

Total	$—	$—	$22,611	$22,611
The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$52,361	$—	$—	$52,361
Private warrants	—	29,027	—	29,027
Earnout liability	—	—	134,173	134,173

Total	$52,361	$29,027	$134,173	$215,561

The liability for the Private Warrants is a level 2 valuation because there is no active market.

6. GOODWILL AND INTANGIBLES

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the acquisition date and may be subject to adjustment within the measurement period, which may be up to one year from the acquisition date. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired.

The following table presents the changes in the Company’s goodwill balance (in thousands):

	VDDTech	GeneSiC	Former Joint Venture	Total
Balance at June 30, 2022	$1,177	$—	$—	$1,177
Additions to goodwill	—	157,429	2,867	160,296
Impairment of goodwill	—	—	—	—
Purchase accounting adjustment	(1,177)	—	—	(1,177)
Balance at September 30, 2022	$—	$157,429	$2,867	$160,296

Refer to Note 17, Business Combinations, for further details.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, except per share amounts and where noted)

.

The following table presents the Company’s intangible asset balance (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(56)	$844	Straight line	2 years
Developed Technology	49,100	(1,534)	47,566	Straight line	4 years
In-process R&D	1,177	—	1,177	Indefinite	N/A
Patents	34,900	(299)	34,601	Straight line	5-15 years
Customer Relationships	24,300	(304)	23,996	Straight line	10 years
Non-Competition Agreements	1,900	(47)	1,853	Straight line	5 years
Other	683	(259)	424	Straight line	5 years
Total	$112,960	$(2,499)	$110,461

The amortization expense was $2.2 million and $2.4 million for the three months and nine months ended September 30, 2022, respectively.

There were no impairment charges as of September 30, 2022.

7. DEBT OBLIGATIONS
On April 29, 2020, the Company entered into a loan and security agreement with a new bank (the “Term Loan”), which provides for term advances up to $8.0 million. The loan is divided into three term advances, First Term Advance, Second Term Advance and Third Term Advance. The First Term Advance has a maximum available amount of $6.0 million. The Second Term Advance has a maximum available amount of $1.0 million and is subject to the Company receiving aggregate net proceeds from Series B-2 Preferred Stock of $29.8 million by no later than September 30, 2020. The Third Term Advance has a maximum available amount of $1.0 million and is subject to the Company receiving aggregate net proceeds from Series B-2 Preferred Stock of $39.9 million by no later than September 30, 2020. The Term Loan bears interest at a rate equal to the greater of (i) US Prime Rate plus 0.75% or (ii) 5.5% and is collateralized by all assets of the Company. As of September 30, 2022, the interest rate was 6.3%. The loan is payable in monthly installments beginning September 1, 2021 with a final maturity date of January 1, 2024. Concurrent with the execution of the Term Loan, the Company paid off the outstanding principal balance and accrued interest on its then-existing long-term debt (which bore interest at 5% at December 31, 2019) with a different bank, fully satisfying its obligations. On August 1, 2021, the Company drew down $2.0 million, the maximum available amount under the Second Term Advance and Third Term Advance.
In connection with execution of the Term Loan, the Company issued warrants to the bank (see Note 10, Warrant Liability). The fair value of the warrants at the date of issuance was $16 and was recorded as debt discount, subject to amortization using the effective interest rate method over the term of the loan.
Amortization of debt discount and issuance costs for the three and nine months ended September 30, 2022 was $3 and $7, respectively. Amortization of debt discount and issuance costs for the three and nine months ended September 30, 2021 was $3 and $9, respectively. Amortization of debt discount and issuance costs includes the write-off of unamortized costs as of the date that the prior term loan was extinguished in 2020.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, except per share amounts and where noted)

The following is a summary of the carrying value of long-term debt as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Note payable	$4,533	$6,933
Less: Current portion	(3,200)	(3,200)
Less: Debt discount and issuance costs	(10)	(17)
Note payable, net of current portion	$1,323	$3,716
As of September 30, 2022, future scheduled principal payments of debt obligations were as follows (in thousands):

Fiscal Year
2022 (remaining)	$800
2023	3,200
2024	533
Thereafter	—
Total	$4,533

8. LEASES:
The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from 0.2 to 6.4 years. There are no economic penalties for the Company to extend the lease, and it is not reasonably certain the Company will exercise the extension options. The operating leases do not contain material residual value guarantees or material restrictive covenants.

Rent expense, including short-term lease cost, was $657 and $1.4 million for the three and nine months ended September 30, 2022, respectively. Rent expense, including short-term lease cost, was $372 and $923 for the three and nine months ended September 30, 2021, respectively.

In addition to rent payments, the Company’s leases include real estate taxes, common area maintenance, utilities, and management fees, which are not fixed. The Company accounts for these cost as variable payment and does not include such costs as a lease component. Total variable expense was $50 and $129 for the three and nine months ended September 30, 2022, respectively.

Information related to the Company right-of-use assets and related operating lease liabilities were as follows (in thousands):

Nine Months Ended September 30, 2022
Cash paid for operating lease liabilities	$425
Operating lease cost	$573
Right-of-use assets obtained in exchange for lease obligations	$5,805
Weighted-average remaining lease term	2.26
Weight-average discount rate	4.25% - 5.5%

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, except per share amounts and where noted)

Maturities of lease liabilities (in thousands) due in 12-month period ending September 30,
2023	$1,557
2024	1,360
2025	1,138
2026	1,157
2027	1,192
Thereafter	1,370
$7,774
Less imputed interest	1,078
Total lease liabilities	$6,696

Supplemental information for comparative periods

As of December 31, 2021 prior to the adoption of ASC 842, minimum payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year were as follows (in thousands):

Operating Leases
2022	$966
2023	585
2024	170
Total minimum payments	$1,721
9. SHARE BASED COMPENSATION:
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

The following table summarizes the stock-based compensation expense recognized for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$—	$—	$—	$163
Research and development	5,227	68	15,758	1,698
Selling, general and administrative	10,547	133	36,378	12,904
Total stock-based compensation expense	$15,774	$201	$52,136	$14,765

Stock Options

Generally, stock options granted under the Plans have ten year terms and vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter. Stock options with performance vesting conditions begin to vest upon achievement of the performance condition. Expense is recognized beginning in the period in which performance is considered probable.

The fair value of incentive stock options and non-statutory stock options issued was estimated using the Black-Scholes model. The Company did not grant any awards during the nine months ended September 30, 2022.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, except per share amounts and where noted)

A summary of stock options outstanding, excluding LTIP options as of September 30, 2022, and activity during the nine months then ended, is presented below:

	Shares (In thousands)	Exercise Price Per Share	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)	Per Share Average Intrinsic Value
Outstanding at December 31, 2021	11,253	$.08 - $1.06	$0.51	6.80	$3.34
Granted	—	—	—	—	—
Exercised	(4,103)	$.08 - $1.06	0.37	—	4.25
Forfeited or expired	(75)	$1.06	0.91	—	—
Cancelled	(1)	$1.06	1.06	—	2.80
Outstanding at September 30, 2022	7,074	$.08 - $1.06	$0.60	6.60	$4.25
Vested and Exercisable at September 30, 2022	5,301	$.08 - $1.06	$0.46	6.11	$4.39

During the three and nine months ended September 30, 2022, the Company recognized $117 and $363 respectively, of stock-based compensation expense for the vesting of outstanding stock options, excluding $1.4 million related to the LTIP Options described below. During the three and nine months ended September 30, 2021, the Company recognized $145 and $492, respectively, of stock-based compensation expense for the vesting of outstanding stock options. At September 30, 2022, unrecognized compensation cost related to unvested awards totaled $736. The weighted-average period over which this remaining compensation cost will be recognized is 1.6 years.

Long-term Incentive Plan Stock Options

The Company awarded a total of 6,500,000 performance stock options (“LTIP Options”) to certain members of senior management on December 29, 2021 pursuant to the 2021 Plan. These non-statutory options are intended to be the only equity awards for the recipients over the duration of the performance period. The options vest in increments subject to achieving certain performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $8.13. The weighted average contractual period remaining is 9.9 years. The Black-Scholes model and a Monte Carlo simulation incorporated 100,000 scenarios. The valuation model utilized the following assumptions:

Risk-free interest rates	1.47%
Expected volatility rates	58%
Expected dividend yield	—
Cost of equity (for derived service period)	9.96%
Weighted-average grant date fair value of options	$8.13

The Company recognized $1.4 million and $4.2 million of stock-based compensation expense for the three month and nine months ended September 30, 2022, respectively. The unrecognized compensation expense related to the LTIP Options is $48.6 million as of September 30, 2022, a compensation expense will be recognized over 3.7 years.

The Company awarded a total of 3,250,000 performance stock options (“LTIP Options”) to a member of senior management on August 15, 2022 pursuant to the 2021 Plan. The options vest in increments subject to achieving certain performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $2.51. The

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, except per share amounts and where noted)

weighted average contractual period remaining is 9.9 years. The Black-Scholes model and a Monte Carlo simulation incorporated 100,000 scenarios. The valuation model utilized the following assumptions:

Risk-free interest rates	2.82%
Expected volatility rates	63%
Expected dividend yield	—
Cost of equity (for derived service period)	14.64%
Weighted-average grant date fair value of options	$2.51

The Company recognized $119 and $119 of stock-based compensation expense for the three and nine months ended September 30, 2022, respectively. The unrecognized compensation expense related to the LTIP Options is $8.0 million as of September 30, 2022, and compensation expense will be recognized over 4.3 years.

Restricted Stock Units

On August 25, 2021, Legacy Navitas granted an aggregate of 4,135,000 Legacy Navitas RSUs under the 2020 Plan to certain members of senior management pursuant to restricted stock unit agreements (collectively, the “RSU Agreements”). At the Closing of the Business Combination, these Legacy Navitas RSUs were assumed by the Company and converted at the Exchange Ratio into RSUs to acquire an aggregate of 4,525,344 shares of common stock. Each RSU represents the right to receive one share of common stock of the Company, subject to the vesting and other terms and conditions set forth in the RSU Agreements and the 2020 Plan. 3,830,400 of these RSU awards are subject to vesting in three equal installments over a three-year period, subject to the occurrence of an IPO (which includes the Business Combination) and certain valuation targets, and subject to accelerated vesting based on the satisfaction of certain stock price targets. 547,200 of these RSUs were subject to vesting on the six-month anniversary of the grant date, subject to the occurrence of an IPO (which included the Business Combination) and certain valuation targets. 57,456 of these RSUs were subject to vesting upon the occurrence of an IPO (which included the Business Combination), while the remaining 90,288 RSUs are subject to vesting as specified by an RSU Agreement over a period of approximately three years. As of October 19, 2021, the IPO performance condition had been met as a result of the completion of the Business Combination.

A summary of RSUs outstanding as of September 30, 2022, and activity during the nine months then ended, is presented below:

	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	4,468	$9.62
Granted	8,379	8.36
Vested	(1,409)	4.91
Forfeited	(183)	10.60
Outstanding at September 30, 2022	11,255	$5.54

During the three and nine months ended September 30, 2022, the Company recognized $8.7 million and $32.4 million of stock-based compensation expense for the vesting of RSUs, respectively. During the three and nine months ended September 30, 2021, the Company recognized $501 and $14.3 million of stock-based compensation expense for the vesting of RSUs, respectively. As of September 30, 2022, unrecognized compensation cost related to unvested RSU awards totaled $58.4 million. The weighted-average period over which this remaining compensation cost is expected be recognized is 2.6 years.

The Company accrued $3.8 million and $2.0 million as of September 30, 2022 and December 31, 2021, respectively, related to a stock-based bonus plan that the Company plans to settle by issuing a variable number of fully-vested restricted stock units to employees. The $3.8 million accrued as of September 30, 2022 is for the eligible employee’s included the Company’s 2022 annual bonus plan and is expected to be settled during the first quarter of 2023. The $2.0 million accrued as of December 31, 2021 was for the Company’s 2021 annual bonus plan and no balance is

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, except per share amounts and where noted)

accrued as of September 30, 2022. Based on the closing share price of the Company’s Class A Common Stock of $4.85 on September 30, 2022, approximately 783,505 shares would have been issued, however, the actual number of shares will be based on the share price at the date of settlement.
Unvested Earnout Shares
A portion of the earnout shares may be issued to individuals with unvested equity awards. While the payout of these shares requires achievement of the volume weighted average price of the Company's common stock, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million or $11.52 per share. During the three and nine months ended September 30, 2022, the Company recognized $4.3 million and $11.5 million of stock-based compensation expense for the vesting of earnout shares, respectively. At September 30, 2022, unrecognized compensation cost related to unvested earnout shares totaled $1.8 million. The weighted-average period over which this remaining compensation cost is expected be recognized is 0.5 years. Refer to Note 11, Earnout Liability.
10. WARRANT LIABILITY
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

On February 4, 2022, the Company issued a notice of redemption that it would redeem, at 5:00 p.m. New York City time on March 7, 2022 (the “Redemption Date”), all of the Company’s outstanding Public Warrants and Private Placement Warrants to purchase shares of the Company’s Class A Common Stock that were governed by the Warrant Agreement, dated as of December 2, 2020 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), at a redemption price of $0.10 per Warrant (the “Redemption Price”). On February 22, 2022, the Company issued a notice that the “Redemption Fair Market Value,” determined in accordance with the Warrant Agreement based on the volume weighted average price of the Common Stock for the 10 trading days immediately following the date on which notice of redemption was sent, was $10.33 and, accordingly, that holders exercising Warrants on a “cashless” basis before the Redemption Date would receive 0.261 shares of Common Stock per Warrant exercised. The Warrants were exercisable by their holders until immediately before 5:00 p.m. New York City time on the Redemption Date, either (i) on a cash basis, at an exercise price of $11.50 per share of Common Stock, or (ii) on a

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, except per share amounts and where noted)

“cashless” basis in which the exercising holder would receive 0.261 shares of Common Stock per Warrant exercised. Between December 7, 2021 (the date the Warrants became exercisable) and the Redemption Date, an aggregate of 12,722,773 Warrants were exercised (including 17,785 on a cash basis and 12,704,988 on a “cashless” basis); an aggregate of 3,333,650 shares of Common Stock were issued upon exercise of the Warrants (including 17,785 shares in respect of cash exercises and 3,315,865 shares in respect of “cashless” exercises). A total of 377,187 Warrants remained outstanding and unexercised at the Redemption Date and were redeemed for an aggregate Redemption Price of $38. Prior to the redemption date, the warrants had an aggregate fair value of $81.4 million which resulted in a gain of $0 and $51.8 million due to the decrease in the fair value of the warrant liability in the three and nine months ended September 30, 2022. There were no outstanding warrants as of September 30, 2022.

11. EARNOUT LIABILITY
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

These earnout shares have been categorized into two components: (i) the “Vested Shares” - those associated with stockholders with vested equity at the closing of the Business Combination that will be earned upon achievement of the Earnout Milestones and (ii) the “Unvested Shares” - those associated with stockholders with unvested equity at the closing of the Business Combination that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the Earnout Milestones. The Vested Shares are classified as liabilities in the consolidated balance sheet and the Unvested Shares are equity-classified share-based compensation to be recognized over time (see Note 9, Share-based Compensation). The earnout liability was initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability is recorded as part of Other income (expense), net in the consolidated statement of operations.

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

	September 30, 2022	December 31, 2021
Risk-free interest rate	4.15%	1.23%
Equity volatility rate	62.50%	55.00%

At the closing of the Business Combination on October 19, 2021, the earnout liability had an initial fair value of $96,069, which was recorded as a long-term liability and a reduction to additional paid in capital in the consolidated balance sheet. As of September 30, 2022 and December 31, 2021, the earnout liability had a fair value of $22.6 million and $134.2 million, respectively which resulted in a loss in the fair value of the earnout liability of $6.1 million for the three months ended September 30, 2022 due to the increase in the fair value of the earnout liability during the third quarter of 2022 and a gain due to the decrease in the fair value of the earnout liability of $112.2 million for the nine months ended September 30, 2022.

GeneSiC Earnout Liability

In connection with the merger agreement of GeneSiC Semiconductor as discussed in Note 17, the Company will pay additional contingent consideration of up to $25.0 million, in the form of cash earnout payments to the Sellers and certain employees of GeneSiC, conditioned on the achievement of substantial revenue and gross profit margin targets for the
GeneSiC business over the four fiscal quarters beginning on October 1, 2022 and ending on September 30, 2023. The estimated fair value of the earnout liability was determined using a Monte Carlo analysis of 20,000 simulations assuming that GeneSiC’s revenue and gross profit margins follow a geometric Browian motion over the earnout period. The valuation model utilized an assumption on the risk-free interest rate of 3.1% and equity volatility rate of 99.9%. As of September 30, 2022, the GeneSiC Earnout liability was $0.6 million and is recorded in Earnout Liability on the Company’s Condensed Consolidated Balance Sheets.
12. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
Majority of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers.

The following customers represented 10% or more of the Company’s net revenues for the respective three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2022	2021	2022	2021
Distributor A	34%	*	20%	*
Distributor B	15%	19%	21%	19%
Distributor C	15%	*	*	*
Distributor D	*	21%	15%	20%

*Total customer net revenues was less than 10% of total net revenues.

Revenues by Geographic Area
The Company considers the domicile of its end customers, rather than the distributors it sells to directly, to be the basis for attributing revenues from external customers to individual countries. Revenues for the three and nine months ended September 30, 2022 and 2021, were attributable to end customers in the following countries:

	Three Months Ended September 30,			Nine Months Ended September 30,
Country	2022	2021		2022	2021
Europe*	47%	—%		31%	—%
China	20	72		34	74
United States	28	18		27	19
Rest of Asia	3	10		7	7
Other	2	—	2	1	—
Total	100%	100%		100%	100%

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

The following customers represented 10% or more of the Company’s accounts receivable.

Customer	September 30, 2022	December 31, 2021
Distributor A	25%	44%
Distributor B	16%	14%
Distributor C	16%	14%
*Total customer accounts receivable was less than 10% of net account receivables.

Concentration of Supplier Risk

The Company currently relies on a single foundry to produce wafers for GaN ICs and a separate single foundry to produce SiC MOSFETs. Loss of the relationship with either of these suppliers could have a substantial negative effect on the Company. Additionally, the Company relies on a limited number of third-party subcontractors and suppliers for testing, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to the COVID-19 pandemic or natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company’s third-party subcontractors and suppliers, including third-party foundry that supply wafers for GaN ICs, are located in Taiwan. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Taiwan, Thailand and the Philippines.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, except per share amounts and where noted)

13. NET INCOME (LOSS) PER SHARE:
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
A summary of the net income (loss) per share calculation is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator - basic and diluted:	2022	2021	2022	2021
Net income (loss) attributable to controlling interests	$(32,590)	$(6,843)	$81,039	$(32,838)

Denominator
Weighted-average common shares - basic common stock	138,455	18,305	127,390	19,643
Weighted-average common shares - diluted common stock	138,455	18,305	140,134	19,643

Net income (loss) per share - basic common stock	$(0.24)	$(0.37)	$0.64	$(1.67)
Net income (loss) per share - diluted common stock	$(0.24)	$(0.37)	$0.58	$(1.67)

Denominator
Weighted-average common shares - basic common stock	138,455	18,305	127,390	19,643
Stock options and other dilutive awards	—	—	12,744	—
Weighted-average common shares - diluted common stock	138,455	18,305	140,134	19,643

Shares excluded from diluted weighted-average shares:[1,2]
Redeemable convertible preferred stock shares	—	54,449	—	54,449
Warrants to purchase redeemable convertible preferred stock	—	176	—	176
Warrants to purchase common shares	—	1,107	—	1,107
Earnout shares (potentially issuable common shares)	10,000	—	10,000	—
Unvested restricted stock units and restricted stock awards	10,995	—	225	—
Stock options potentially exercisable for common shares	9,750	11,753	9,750	11,753
Shares excluded from diluted weighted average shares	30,745	67,485	19,975	67,485

(1)The Company’s potentially dilutive securities, which include unexercised stock options, unvested shares, preferred shares, earnout shares, and warrants for common and preferred shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for the three months ended September 30, 2022 and three and nine months ended September 30, 2021. For the nine months ended September 30, 2022, potentially dilutive securities have been excluded as these securities contain performance metric(s) which have not be satisfied as of September 30, 2022.
(2) Balances as of September 30, 2022 retroactively restated to give effect to the October 19, 2021 reverse recapitalization.

14. PROVISION FOR INCOME TAXES:
Income Taxes

The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during the quarter. The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was (98.9)% and 0.2%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was (38.5)% and 0.2%, respectively. The effective tax rates for 2022 differ from the prior year primarily as a result of the valuation allowance release described below. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative adjustment is recorded in that quarter. The Company’s quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including our ability to accurately predict the proportion of our income (loss) before provision for income taxes in multiple jurisdictions, the tax effects of our stock-based compensation, and the effects of its foreign entities.
At December 31, 2021, the Company had approximately $100.1 million of federal net operating loss (“NOL”) carryforwards and approximately $82,583 of State NOL carryforwards expiring in varying amounts through 2037, with the exception of Federal NOLs arising from the years ended after December 31, 2017 that may be carried forward indefinitely. Realization of the NOL carryforwards is dependent on the Company generating sufficient taxable income prior to expiration of the NOL carryforwards and is also potentially subject to usage limitations due to changes in the Company’s ownership. As of December 31, 2021 and through the second quarter of 2022, the Company had a full valuation allowance on its net deferred tax assets. As a result of the GeneSiC Semiconductor Inc. acquisition, (see Note 17, Business Combinations), the Company released $9.9 million of U.S. valuation allowance during the three months ended September 30, 2022. The release was attributable to a preliminary estimate of $23.2 million of net deferred tax liabilities recorded on GeneSiC’s opening balance sheets that offset certain U.S. net deferred tax assets of Navitas. As of September 30, 2022, the Company continues to maintain a valuation allowance on the remaining deferreds as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized.

The Company had no unrecognized tax benefits for the three and nine months ended September 30, 2022 and 2021. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the three and nine months ended September 30, 2022 and 2021.
15. COMMITMENTS and CONTINGENCIES

Purchase Obligations
At September 30, 2022, the Company had no non-cancelable purchase obligations that were due beyond one year.

Employment agreements

The Company has entered into agreements with certain employees to provide severance payments to the employees for termination for reasons other than cause, death or disability. Aggregate payments that would be required to be made in the event of termination under the agreements are approximately $2.1 million. At September 30, 2022, no terminations have occurred or are expected to occur pursuant to these arrangements and, accordingly, no termination benefits have been accrued.
Indemnifications
The Company sells products to its distributors under contracts, collectively referred to as Distributor Sales Agreements (DSA). Each DSA contains the relevant terms of the contractual arrangement with the distributor, and generally includes certain provisions for indemnifying the distributor against losses, expenses, and liabilities from damages

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, except per share amounts and where noted)

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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2022. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
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
16. RELATED PARTY TRANSACTIONS
Notes Receivable
The Company has outstanding interest-bearing notes receivable from an employee. The notes have various maturity dates through May 1, 2023 and bear interest at rates ranging from 1% to 2.76%. As of September 30, 2022, Note 1 was forgiven for a loss of $109 and Note 2 was paid off in the amount of $88. The Company recognized $0 and $0.9 of interest income from the notes for the three and nine months ended September 30, 2022, respectively. The Company recognized $0 and $2 of interest income from the notes for the three and nine months ended September 30, 2021.

	September 30, 2022	December 31, 2021
Notes receivable	$21	$206
Joint Venture
In 2021, Navitas entered into a partnership with a manufacturer of power management ICs to develop products and technology relating to AC/DC converters. Structured as a joint venture, Navitas’ initial contribution was the commitment to sell its GaN integrated circuit die at prices representing cost plus insignificant handling fees, in exchange for a minority interest, with the right to acquire the balance of the joint venture based on the future results of the venture (among other rights and obligations). The Company accounted for the investment in the joint venture as an equity-method investment. Total related party revenues recognized by the Company as a result of arrangements with its joint venture were $21 and $678 for the three and nine months ended September 30, 2022, respectively, and are included in Net Revenues in the Condensed Consolidated Statements of Operations. See Note 18, Noncontrolling Interest, for more information.

Related Party License Revenue

During the second quarter of 2022, Navitas entered into a Patent License Agreement with an entity under common control with the Company’s partner in the joint venture described above. In consideration of the license rights granted, the Company recorded license fee revenue of $0 and $850 during the three and nine months ended September 30, 2022, respectively. Such amounts are included in Net Revenues in the Condensed Consolidated Statement of Operations.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, except per share amounts and where noted)

Related Party Investment

During the third quarter of 2022, Navitas made a $1.5 million investment in preferred interests of an entity under common control with the Company’s partner in the joint venture described above. Such investment is included in Other Assets in the condensed consolidated balance sheet as of September 30, 2022 and will be accounted for as an equity investment under ASC 321 Investments - Equity Securities. The Company also entered into a Patent License Agreement with this entity as described above under related party license revenue.

Related Party Advance

During the third quarter of 2022, Navitas made a $1.0 million to its partner in the joint venture described above in order to facilitate orders of raw materials. Such amounts are included in Prepaid Expenses and Other Current Assets as of September 30, 2022.

17. BUSINESS COMBINATIONS
Acquisition of VDDTech srl

On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1.9 million in cash and stock. Based in Mont-saint-Guibert, Belgium, VDDTech creates advanced digital-isolators for next-generation power conversion. VDDTech’s net assets and operating results since the acquisition date are included in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022, and were not material. Among shares issued in the transaction, the Company issued approximately 113,000 restricted shares that are subject to time based vesting and issued approximately 151,000 restricted shares that are subject to time and performance based vesting over the next four and three years, respectively. These restricted shares are subject to certain individuals maintaining employment with the Company and, therefore, are accounted for under ASC 718.

The Company recorded a preliminary allocation of the purchase price to tangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The excess of the purchase price over the fair value of tangible assets and liabilities of $1.2 million was recorded as goodwill as of June 30, 2022. Subsequent to June 30, 2022, a preliminary valuation of the intangible assets acquired was calculated at $1.2 million. During the three months ended September 30, 2022, the Company reclassed the goodwill to an intangible asset. Upon a final determination of the purchase price and the final valuation of the intangible assets acquired, primarily including in-process R&D, the Company will allocate the purchase price to tangible and intangible assets acquired and liabilities assumed, and adjust the excess purchase price allocated to goodwill as needed.

The fair value of the in-process R&D was estimated using the multi-period excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the acquired technology, which were discounted at a rate of 18% to determine the fair value.
Acquisition of GeneSiC Semiconductor Inc.

On August 15, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the outstanding shares of GeneSiC Semiconductor Inc. for approximately $146.3 million of equity, $99.3 million of cash consideration, and potential future cash earn-out payments of up to an aggregate of $25.0 million. GeneSiC is a silicon carbide (“SiC”) pioneer with deep expertise in SiC power device design and process, based in Dulles, Virginia. The future earn-out payments were fair valued at $0.6 million, for a total merger consideration of $246.2 million. The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as the Company performs additional reviews of the assumptions used.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, except per share amounts and where noted)

The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible assets and liabilities acquired, certain legal matters, amounts for income taxes including deferred tax accounts, amounts for uncertain tax positions, and net operating loss carryforwards inclusive of associated limitations and valuation allowances, the determination of identifiable intangible assets and the final allocation of purchase price to goodwill. Additionally, finalized fair values associated with deferred tax accounts could have a material effect on the Company's estimated reversal of its consolidated U.S. valuation allowances recognized during the three month period ended December 31, 2022. See Note 14, Provision for Income Taxes, for further information. The Company expects to continue to obtain information to assist it in determining the fair values of the net assets acquired at the acquisition date during the measurement period.

The following tables summarize the preliminary purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed (in thousands):

Merger Consideration	Fair Value
Cash consideration at closing	$99,291
Equity consideration at closing	146,314
Contingent earn-out	600
Total	$246,205
Preliminary estimate of purchase price allocation
Cash and cash equivalents	$951
Accounts receivable	823
Inventory	1,538
Fixed assets	226
Other assets	7
Intangible assets	110,100
Goodwill	157,429
Total assets acquired	$271,074
Liabilities assumed:
Interest bearing debt	16
Other current liabilities	1,673
Deferred tax liabilities	23,180
Total liabilities acquired	24,869
Estimated fair value of net assets acquired	$246,205

Goodwill represents the excess of the merger price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed, the final amount of the goodwill recorded could differ materially from the amount presented. Goodwill is primarily attributable to assembled workforce, market and expansion capabilities, expected synergies from integration and streamlining operational activities and other factors. Goodwill is not expected to be deductible for income tax purposes.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, except per share amounts and where noted)

The preliminary fair values of the identifiable intangible assets acquired at the date of Acquisition are as follows (in thousands):

Intangible Asset	Fair Value	Amortization Method	Useful Life
Trade Names	$900	Straight line	2 years
Developed Technology	49,100	Straight line	4 years
Patents	33,900	Straight line	15 years
Customer Relationships	24,300	Straight line	10 years
Non-Competition Agreements	1,900	Straight line	5 years
Total Intangibles	$110,100

The valuations of intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows. The Company recognized approximately $5.4 million of transaction costs in the three and nine months ended September 30, 2022. These costs are recorded in “Selling, general and administrative expense” in the consolidated statements of operations. The financial results of GeneSiC have been included in the Company's consolidated financial statements since the date of the acquisition.

The fair value of developed technology was estimated using the multi-period excess earnings method, an income approach (Level 3), which converts projected revenues and costs into cash flows. To reflect the fact that certain other assets contribute to the cash flows generated, the returns for these contributory assets were removed to arrive at estimated cash flows solely attributable to the acquired technology, which were discounted at a rate of 15% to determine the fair value.

The fair value of customer relationships was estimated using the distributor method, an income level approach (Level 3), which estimates the value of an asset based upon costs avoided through ownership of the asset. Estimated costs on projected revenues, excluding acquired contract backlog, were made using historical data pertaining to sales to new and existing customers. The cash flow impact of projected cost savings, primarily avoidance of legal costs pertaining to new customers and lower commission rates applicable to existing customers than new customers, were discounted at a rate of 16% to determine the fair value.

The fair value of the trade name and trademarks was estimated using the relief from royalty method, an income approach (Level 3), because of the licensing appeal of these assets, the Company estimated the benefit of the ownership as the relief form the royalty expense that would be incurred in the absence of ownership A royalty rate was applied to the projected revenues associated with the intangible asset to determine the amount of savings, which was at a rate of 16% to determine the fair value.

The fair value of the patents was estimated using the relief from royalty method, an income approach (Level 3), because of the licensing appeal of these assets, the Company estimated the benefit of the ownership as the relief form the royalty expense that would be incurred in the absence of ownership. A royalty rate was applied to the projected revenues associated with the intangible asset to determine the amount of savings, which was at a rate of 16% to determine the fair value.

The value of the non-competition agreement was estimated using the lost income method (Level 3), because the non-competition agreement prohibits the covenantor from competing with the Company, the fair value of the non-competition agreement can be determined by estimating cash flows that would be lost if the covenantors were to compete, we estimated a discount rate of 16% to determine the fair value.

Discount rates for each respective intangible asset were determined by accounting for the risk associated with each asset, including required technology development and customer acquisition required to support respective projections, the uncertainty of market success and the risk inherent with projected financial results. The estimated useful lives were determined by evaluating the expected economic and useful lives of the assets and of similar intangible assets from previous business combinations and adjusting accordingly after taking into account circumstances that may be unique to GeneSiC. Net tangible assets and intangibles assets assumed as well as goodwill recognized are presented as continuing operations in the consolidated balance sheets.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
($ in thousands, except per share amounts and where noted)

The following unaudited pro forma financial information presented in the table below is provided for illustrative purposes only and is based on the historical financial statements of the Company and presents the Company’s results as if the business combination had occurred as of January 1, 2021 (in thousands):

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2021
Revenue	$38,145
Net loss	$(162,744)
Basic net loss per share	$(2.54)
Diluted net loss per share	$(2.54)

The unaudited pro forma financial information may not be indicative of the results of operations that the Company would have attained had the business combination occurred as of January 1, 2021, nor is the pro forma financial information indicative of the results of operations that may occur in the future.

18. NONCONTROLLING INTEREST

In July 2021, the Company formed a joint venture for the purpose of conducting research and development on technology in the area of AC/DC converters for chargers and adapters.

On August 19, 2022, the Company obtained control of the joint venture, no consideration was paid pursuant to the Change of Control Agreement. The Company consolidated the fair value of the net assets of the joint venture as of August 19, 2022, and the Company reports noncontrolling interests of the joint venture as a component of equity separate from the Company’s equity. The fair value of the net assets is based on preliminary estimates. The Company’s net income (loss) excludes income (loss) attributable to the noncontrollling interests. The fair value of the joint venture was determined based on a multiple of future annual revenues with a discount rate of 30%. In connection with the consolidation, the Company reacquired a patent license, which was fair valued at $1.0 million based on comparable transactions during the year, and will be amortized over a five year term.

The carrying value of the non-controlling interest as of September 30, 2022 (in thousands):

Entity	Carrying Value of Non-Controlling Interest as of August 19, 2022	Net loss Attributable to the Non-Controlling Interest	Carrying Value of Non-Controlling Interest as of September 30, 2022
Former Joint Venture	$4,655	$(238)	$4,417

19. SUBSEQUENT EVENTS
The Company evaluated material subsequent events from the consolidated balance sheet date of September 30, 2022, through November 14, 2022, the date the condensed consolidated financial statements were issued. There were no material subsequent events as of November 14, 2022.

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
Overview

Founded in 2013, Navitas is a U.S. based developer of gallium nitride power integrated circuits that provide superior efficiency, performance, size and sustainability relative to existing silicon technology. Our solutions offer faster charging, higher power density and greater energy savings compared to silicon-based power systems with the same output power. By unlocking this speed and efficiency, we believe we are leading a revolution in high-frequency, high-efficiency and high-density power electronics to electrify our world for a cleaner tomorrow. We maintain operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan, Thailand and the Philippines, with principal executive offices in Torrance, California.
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
In addition to our comprehensive patent portfolio, our biggest proprietary advantage is our process design kit (PDK), the ‘how-to’ guide for Navitas designers to create new GaN based device and circuits. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, EV, enterprise, and renewables. We evaluate various complementary technologies and look to improve our PDK, in order to keep introducing newer generations of GaN technology. In 2021 and the nine months ended September 30, 2022, we spent approximately 103% and 163%, respectively of our revenue on research and development. Navitas’ research and development activities are located primarily in the US and China. As of September 30, 2022, we had approximately 138 full-time personnel in our research & development team, with approximately 55% with advanced degrees (PhD and MS).

Acquisition of GeneSiC

On August 15, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the outstanding shares of GeneSiC Semiconductor Inc. (“GeneSiC”) for $146.3 million of equity, $99.3 million of cash consideration, and potential future earn-out payments of up to an aggregate of $25.0 million in cash. GeneSiC is a silicon carbide (“SiC”) pioneer with deep expertise in SiC power device design and process, based in Dulles, Virgnia. The future earn-out payments were fair valued at $0.6 million, for a total merger consideration of $246.2 million. GeneSiC’s net assets and operating results since the merger date are included in the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three and nine months ended September 30, 2022, respectively.

We recorded a preliminary allocation of the purchase price to tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The excess of the purchase price over the fair value of assets of $157.4 million was recorded as goodwill.

Acquisition of VDDTech

On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”), for approximately $1.9 million in cash and stock. Based in Mont-saint-Guibert, Belgium, VDDTech creates advanced digital-isolators for next-generation power conversion. VDDTech’s net assets and operating results since the acquisition date are included in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022.

We recorded a preliminary allocation of the purchase price to tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The excess of the purchase price over the fair value of assets of $1.2 million was recorded as goodwill. Subsequent to June 30, 2022 a preliminary valuation of the intangible assets acquired was calculated at $1.2 million. During the three months ended September 30, 2022, the Company reclassed the goodwill to an intangible asset.
Business Combination and Reverse Recapitalization
On May 6, 2021, Navitas Semiconductor Limited (“Navitas Ireland”), a private company limited by shares organized under the Laws of Ireland and domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC, (“Navitas Delaware”, and together with Navitas Ireland, “Legacy Navitas”) a Delaware limited liability company, entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement” or “BCA”) with Live Oak Acquisition Corp. II (“Live Oak”). Pursuant to the BCA, Live Oak acquired all of the capital stock of Navitas Ireland by means of a tender offer, and a wholly owned subsidiary of Live Oak merged with and into Navitas Delaware, with Navitas Delaware surviving the merger. As a result, Legacy Navitas became a wholly owned subsidiary of Live Oak effective October 19, 2021. At the closing of the Business Combination, Live Oak changed its name to Navitas Semiconductor Corporation.
The Business Combination was accounted for as a reverse recapitalization in accordance with US GAAP. Under the guidance in ASC 805, Live Oak was treated as the “acquired” company for financial reporting purposes. We were deemed the accounting predecessor and the post-combination company is the successor SEC registrant, meaning that our financial statements for previous periods were disclosed in our annual report Form 10-K filed with the SEC filed on March 31, 2022. The Business Combination had a significant impact on our reported financial position and results as a consequence of the reverse recapitalization. The most significant change in our reported financial position and results of operations was net cash proceeds of $298 from the merger transaction, which included $173 in gross proceeds from the PIPE financing that was consummated in conjunction with the Business Combination. The increase in cash was offset by transaction costs incurred in connection with the Business Combination of approximately $25. Navitas expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Results of Operations
Revenue
We design, develop and manufacture GaN ICs, SiC MOSFETs and Schottky MPS diodes that deliver best-in-class performance, ruggedness and quality. Our revenue represents the sale of semiconductors through specialized distributors to original equipment manufacturers (“OEMs”), their suppliers and other end customers.
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
Cost of Goods Sold
Cost of goods sold consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead (which includes depreciation and amortization) associated with such purchases, final test and wafer level yield fallout, inventory reserves, consumables, system and shipping costs. Cost of goods sold also includes compensation related to personnel associated with manufacturing.
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

Income Taxes
Legacy Navitas is a dual domesticated corporation for Ireland and U.S. federal income tax purposes. Refer to Note 14, Provision for Income Taxes, in our accompanying condensed consolidated financial statements elsewhere in this quarterly report.
Results of Operations Three Months September 30, 2022 and 2021
The table and discussion below present our results for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Change $	Change %
	2022	2021
Revenue	$10,243	$5,631	$4,612	82%
Cost of goods sold	9,852	3,032	6,820	225%
Gross profit	391	2,599	(2,208)	(85)%
Operating expenses:
Research and development	13,343	5,804	7,539	130%
Selling, general and administrative	24,477	3,550	20,927	589%
Total operating expenses	37,820	9,354	28,466	304%
Loss from operations	(37,429)	(6,755)	(30,674)	454%
Other income (expense), net:
Interest income (expense), net	638	(75)	713	(951)%
Loss from change in fair value of earnout liabilities	(6,098)	—	(6,098)	—%
Other income (expense)	(74)	—	(74)	—%
Total other income (expense), net	(5,534)	(75)	(5,459)	7279%
Income (loss) before income taxes	(42,963)	(6,830)	(36,133)	529%
Income tax (benefit) provision	(10,135)	13	(10,148)	(78062)%
Net income (loss)	(32,828)	(6,843)	(25,985)	380%
Less: Net income (loss) attributable to noncontrolling interests	(238)	—	(238)	—%
Net income (loss) attributable to controlling interests	$(32,590)	$(6,843)	$(25,747)	376%

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Revenue

Revenue for the three months ended September 30, 2022 was $10.2 million compared to $5.6 million for the three months ended September 30, 2021, an increase of $4.6 million, or 82%. The increase reflects a combination of the Company’s customer growth trajectory, evolving from aftermarket customers to higher volume customers, and the accretive acquisition of GeneSiC. Total sales volumes increased 19%, from 6.0 million to 7.1 million units shipped, while the average selling price increased 53% to $1.43 per unit.
Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2022 was $9.9 million compared to $3.0 million for the three months ended September 30, 2021, an increase of $6.8 million or 225%. The increase was primarily driven by significant revenue growth, acquisition of GeneSiC, which includes $0.5 million for step up in inventory valuation that was expensed during the quarter, and inventory reserves of $2.8 million, in addition to TSMC’s 20% wafer price increase which created a higher cost of goods sold.
Research and Development Expense

Research and development expense for the three months ended September 30, 2022 of $13.3 million increased by $7.5 million, or 130%, when compared to the three months ended September 30, 2021, driven by increases in stock based compensation, resulting in $5.2 million higher compensation costs, along with an increase of $1.9 million compensation costs related to growth in headcount as the Company develops products in Solar, Enterprise and EV and through its acquisition of GeneSiC. We expect research and development expense to continue to increase as we grow our headcount to support our expansion into new applications.
Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended September 30, 2022 of $24.5 million increased by $20.9 million, or 589%, when compared to the three months ended September 30, 2021, driven by increases in stock based compensation, resulting in $10.4 million higher compensation costs, along with an increase of $1.4 million increase in compensation costs related to growth in headcount. In addition, the Company incurred $7.7 million of transaction expenses and amortization of intangibles related to the acquisition of GeneSiC and a $1.1 million increase in other costs of growing the business. We expect selling, general and administrative costs to increase to support our growth and as a result of the increased costs for infrastructure required as a public company.

Other Income (Expense), net
Net interest income for the three months ended September 30, 2022 was $638 compared to $75 net interest expense for the three months ended September 30, 2021, primarily due to the higher interest rate received on money markets funds.

During the three months ended September 30, 2022, we recognized $6.1 million loss from the change in fair value of our earn-out liabilities. Subsequent to the recognition of the earnout liability upon the consummation of the Business Combination on October 19, 2021, we remeasure the fair value of this liability at each reporting date. The increase in fair value of our earn-out liability of $6.1 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq, resulting in the increased in the estimated fair value of the earnout shares from $1.89 as of June 30, 2022 to $2.61 as of September 30, 2022.

Other expense primarily reflects our minority interest in the net loss of a joint venture through August 18, 2022..
Income Tax (Benefit) Provision
Income tax benefit for the three months September 30, 2022 increased by $10,148 when compared to the three months September 30, 2021. As a result of the GeneSiC Semiconductor Inc. acquisition, (see Note 17, Business Combinations), the Company released $9.9 million of U.S. valuation allowance during the three months ended September 30, 2022. The release was attributable to a preliminary estimate of $23.2 million of net deferred tax liabilities recorded on GeneSiC’s opening balance sheets that offset other U.S. net deferred tax assets.We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

Results of Operations Nine Months September 30, 2022 and 2021
The table and discussion below present our results for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		Change $	Change %
	2022	2021
Revenue	$25,594	$16,398	$9,196	56%
Cost of goods sold	18,655	8,962	9,693	108%
Gross profit	6,939	7,436	(497)	(7)%
Operating expenses:
Research and development	36,362	16,325	20,037	123%
Selling, general and administrative	63,014	23,713	39,301	166%
Total operating expenses	99,376	40,038	59,338	148%
Loss from operations	(92,437)	(32,602)	(59,835)	184%
Other income (expense), net:
Interest income (expense), net	666	(199)	865	(435)%
Gain (loss) from change in fair value of warrants	51,763	—	51,763	—%
Gain (loss) from change in fair value of earnout liabilities	112,162	—	112,162	—%
Other income (expense)	(1,215)	—	(1,215)	—%
Total other income (expense), net	163,376	(199)	163,575	(82198)%
Income (loss) before income taxes	70,939	(32,801)	103,740	(316)%
Income tax (benefit) provision	(9,862)	37	(9,899)	(26754)%
Net income (loss)	80,801	(32,838)	113,639	(346)%
Less: Net income (loss) attributable to noncontrolling interests	(238)	—	(238)	—%
Net income (loss) attributable to controlling interests	$81,039	$(32,838)	$113,877	(347)%

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Revenue

Revenue for the nine months ended September 30, 2022 was $25.6 million compared to $16.4 million for the nine months ended September 30, 2021, an increase of $9.2 million, or 56%. The significant increase primarily reflected the Company’s customer growth trajectory, evolving from aftermarket customers to higher volume customers and the accretive acquisition of GeneSiC. Total sales volumes increasing 26%, from 17.5 million to 22.0 million units shipped, while the average selling price increased 24.2% to $1.16 per unit.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2022 was $18.7 million compared to $9.0 million for the nine months ended September 30, 2021, an increase of $9.7 million or 108%. The increase was primarily driven by significant revenue growth, acquisition of GeneSiC, which includes $0.5 million for step up in inventory valuation that was expensed during the quarter, and inventory reserves of $2.8 million, in addition to TSMC’s 20% wafer price increase which created a higher cost of goods sold.
.
Research and Development Expense

Research and development expense for the nine months ended September 30, 2022 of $36.4 million increased by $20.0 million, or 123%, when compared to the nine months ended September 30, 2021, primarily driven by increases in stock based compensation, resulting in $14.0 million higher compensation costs, along with an increase of $1.1 million in non-compensation costs related to new applications and reliability expenses devoted to next generation product development and $4.9 million in compensation costs related to growth in headcount as the Company develops products in Solar, Enterprise and EV. We expect research and development expense to continue to increase as we grow our headcount to support our expansion into new applications.
Selling, General and Administrative Expense

Selling, general and administrative expense for the nine months ended September 30, 2022 of $63.0 million increased by $39.3 million, or 166%, when compared to the nine months ended September 30, 2021. The increase is primarily due to a $23.5 million increase in stock-based compensation, and a $3.5 million increase in compensation costs related to growth in headcount. In addition, the Company incurred $7.7 million of transaction expenses and amortization related to the acquisition of GeneSiC and a $3.4 million increase in other costs of growing the business.. We expect selling, general and administrative costs to increase to support our growth and as a result of the increased costs for infrastructure required as a public company.

Other Income (Expense), net

Net interest income for the nine months ended September 30, 2022 was $666 thousand compared to $(199) thousand net interest expense for the nine months ended September 30, 2021, increased by 435%, primarily due to the higher interest rate received on cash equivalents.

During the nine months ended September 30, 2022, we recognized $51.8 million gain from the change in fair value of our warrant liabilities, $112.2 million decrease in fair value of our earn out liabilities and $(1.2) million loss from an equity method investment, as follows:

i) Warrants: The change in fair value of our warrant liability is due to the Company issuing a notice of redemption on February 4, 2022 and the Company revaluing the liability just before the exercise and redemptions which resulted in a valuation change of $51.8 million.

ii) Earnout liability: Subsequent to the recognition of the earnout liability upon the consummation of the Business Combination on October 19, 2021, we remeasure the fair value of this liability at each reporting date. The decrease in fair value of our earn-out liability of $111.6 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq, resulting in the decline in the estimated fair value of the earnout shares from $16.09 as of December 31, 2021 to $2.61 as of September 30, 2022.

iii) Other expense primarily reflects our minority interest in the net loss of a joint venture through August 18, 2022..
Income Tax Benefit (Provision)
Income tax benefit for the nine months ended September 30, 2022 increased by $9,899 when compared to the nine months ended September 30, 2021. As a result of the GeneSiC Semiconductor Inc. acquisition, (see Note 17, Business Combinations), the Company released $9.9 million of U.S. valuation allowance during the three months ended September 30, 2022. The release was attributable to a preliminary estimate of $23.2 million of net deferred tax liabilities recorded on GeneSiC’s opening balance sheets that offset other U.S. net deferred tax assets. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

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
As September 30, 2022, we had cash and cash equivalents of $124.8 million. We currently use cash to fund operations, meet working capital requirements, for capital expenditures and strategic investments. Post-Business Combination, the Company has additional access to capital resources through public market transactions and the historical focus on near-term working capital and liquidity has shifted to more strategic and forward-looking capital optimization plans. We believe that the influx of capital from the Business Combination is sufficient to finance our operations, working capital requirements and capital expenditures for the foreseeable future.
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

Cash Flows
The following table summarizes our consolidated cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	September 30, 2022	September 30, 2021

Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(35,537)	$(24,792)
Net cash used in investing activities	$(106,447)	$(2,525)
Net cash used in financing activities	$(1,476)	$(476)
We derive liquidity primarily from debt and equity financing activities. As of September 30, 2022, our balance of cash and cash equivalents was $124.8 million, which is a decrease of $143.5 million or 53% compared to December 31, 2021. Our total outstanding debt principal balance as of September 30, 2022 was $4.5 million, which is a decrease of $2.4 million from the $6.9 million of total debt outstanding at December 31, 2021.
Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $35.5 million, which primarily reflects a net income of $80.8 million, adjusted for non-cash share-based compensation of $52.1 million, non-cash gains of $163.9 million in earnout and warrant liabilities and an aggregate cash provided by operating assets and liabilities of $2.6 million. Specifically, $0.5 million increase in account receivable and $2.7 million increase in inventory are primarily due to increased sales. $2.8 million increase in account payable is primarily due to accrued bonus and increased wages, offsetting by $0.5 million decrease in operating lease liability.

For the nine months ended September 30, 2021, net cash used in operating activities was $24.8 million, which primarily reflects a net loss of $32.8 million, adjusted for non-cash share-based compensation of $14.8 million and an aggregate cash used in operating assets and liabilities of $7.3 million. Specifically, $1.4 million increase in account receivable and $8.3 million increase in inventory are primarily due to increased sales. $2.6 million increase in account payable is primarily due to accrued bonus and increased wages.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 of $106.4 million was primarily due to $5.2 million cash funding of a joint venture, $3.5 million for purchases of fixed assets, coupled with $99.9 million business acquisitions.
Net cash used in investing activities of $2.5 million for the nine months ended September 30, 2021, was primarily related to the purchase of an asset acquisition and property and equipment.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2022 of $0.5 million was primarily due to debt payments of $2.4 million and repurchase of our common stock of $0.6 million, partially offset by proceeds from stock option exercises of $1.5 million.
Net cash used in financing activities for the nine months ended September 30, 2021 of $476 was primarily due to payments of deferred offering costs offset by proceeds from issuance of long term debt.

Contractual Obligations, Commitments and Contingencies

Except for a new operating lease entered into during the quarter (see Note 8, Leases, included on this Form 10-Q), there have been no significant changes to our contractual obligations as described in our annual report on Form 10-K for the year ended December 31, 2021.
Off-Balance Sheet Commitments and Arrangements
As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

There have been no material changes to our critical accounting policies and estimates from the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2021 annual report on Form 10-K, except for adoption of ASC 805 Business Combinations as discussed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements included on this Form10-Q.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022, pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that as of November 14, 2022, as a result of the material weaknesses in our internal control over financial reporting discussed below, and in the Company’s annual report on Form 10-K for the year ended December 31, 2021, our disclosure controls and procedures were not effective.

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

Management has taken steps to evaluate resources throughout the organization to determine where current resources should be reassigned and where additional resources are needed to consistently and timely execute internal control activities. During the second quarter, a new Controller was added to the accounting department, and consultants were utilized during the third quarter. In addition, for more complex transactions and to the extent there is a lack of knowledge within the current accounting team, Management plans to engage external professional firms to assist with such transactions as they arise, and additional hires during the year and consultants. Management will continue to assess segregation of duties and the journal entries process to ensure there is a separate preparer and reviewer. The material weaknesses will not be considered remediated until remediated controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

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

Changes in Internal Control Over Financial Reporting

    On August 15, 2022, we acquired GeneSiC and, as a result, we have begun integrating certain processes, systems and controls relating to GeneSiC into our existing system of internal control over financial reporting in accordance with our integration plans. Except for certain processes, systems and controls relating to the integration of GeneSiC, during the quarter ended September 30, 2022, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.
Item 1A. Risk Factors.

In addition to the Summary of Risk Factors set forth at the beginning of this report, you should carefully consider the factors discussed in Part I, Item 1A (“Risk Factors”) of our annual report on Form 10-K for the year ended December 31, 2021, as well as the additional risks associated with the GeneSiC acquisition identified below. The risks described herein and in our 2021 annual report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to Our Acquisition of GeneSiC Semiconductor

On August 15, 2022, we completed our acquisition of GeneSiC Semiconductor Inc. (“GeneSiC”). The acquisition was consummated by the merger of GeneSiC with and into a new wholly owned Navitas subsidiary, which continues to operate the GeneSiC business following the merger. We face the following risks in connection with the GeneSiC acquisition.

We may have difficulties integrating the operations and business of GeneSiC with our own.

Our acquisition of GeneSiC is the first significant acquisition we have ever undertaken. Although GeneSiC is a stand-alone business of which is continuing operations as a Navitas subsidiary, the complexities involved in the integration and expansion of GeneSiC as part of our Company are not yet fully understood. We have devoted and expect to continue to devote a significant amount of time and attention to integrating GeneSiC into our existing operations teams.

Given our relatively small size and relative inexperience with acquisitions, we expect the challenges involved in this integration to be complex and time consuming. Among other risks that arise from these challenges, we may not be successful in our efforts to: (1) integrate new employees with our existing teams; (2) integrate and align numerous business and work processes, including information technology and cyber security systems; (3) demonstrate that the GeneSiC acquisition will not adversely affect our ability to address the needs of existing customers, or result in the loss of attention or focus on our existing businesses; (4) coordinate and integrate research and development and engineering teams across technologies and product platforms; (5) consolidate and integrate corporate, information technology, finance and administrative processes; (6) coordinate sales and marketing efforts to effectively position our capabilities and the direction of product development; and (7) minimize diversion of management attention from important business objectives.

If we do not successfully manage these issues and the other challenges inherent in the GeneSiC acquisition, then we may not achieve the anticipated benefits of the transaction. As a result, our post-acquisition revenue, expenses, results of operations and financial condition could be materially adversely affected, any of which could materially adversely affect the trading price of our common stock.

Even if we are able to integrate the GeneSiC and Navitas businesses and operations successfully, we may not realize the growth and other opportunities that are anticipated from the GeneSiC acquisition.

The benefits that we expect to achieve as a result of the GeneSiC acquisition will depend, in part, on our ability to realize anticipated growth and profitability opportunities. Even if we are able to integrate the GeneSiC and Navitas businesses and operations successfully, despite the risks identified in the preceding risk factor, the integration may not result in the realization of the full benefits of the growth and profitability opportunities we currently expect within the anticipated time frame or at all. For example, we may incur substantial expenses in connection with the integration of the GeneSiC business, which are difficult to estimate accurately, and may exceed current estimates. We may need to invest in additional business processes and systems to support the GeneSiC business within Navitas, which may be more complex or costly than the processes and systems needed to operate GeneSiC before the acquisition. Such additional costs would offset the financial benefits realized from the acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2022, we issued 170,068 shares of our common stock in consideration for certain advisory services valued at approximately $1,000,000 provided by a financial advisor. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, or Rule 506 thereunder.
Item 5. Other Information.

Submission of Matters to a Vote of Security Holders.

At our 2022 annual stockholders’ meeting on November 10, 2022, stockholders approved the three proposals listed below, each of which is described in more detail in our definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on September 30, 2022 (our “2022 Proxy Statement”). The voting results for each of these proposals are set forth below.

(i)     The stockholders reelected Gene Sheridan and Dan Kinzer to serve as Class I directors of the board of directors for a term expiring at the 2025 annual meeting of stockholders and until their respective successors are elected and qualified, by the votes set forth below:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Gene Sheridan	85,965,419	1,055,607	24,381,445

Dan Kinzer	85,894,522	1,126,504	24,381,445

(ii) The stockholders approved the Navitas Semiconductor 2022 Employee Stock Purchase Plan, by the vote set forth below:

Votes For	Votes Against	Abstentions	Broker Non-Votes
85,337,569	89,506	1,593,951	24,381,445

(iii) The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s registered independent public accounting firm for the fiscal year ending December 31, 2022, by the vote set forth below:

Votes For	Votes Against	Abstentions
111,176,165	151,213	75,093

Compensatory Arrangements of Certain Officers.

As described above, at our 2022 annual stockholders’ meeting on November 10, 2022, our stockholders approved the Navitas Semiconductor 2022 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on September 26, 2022, upon its approval by the board of directors, subject to stockholder approval. The ESPP is filed as Exhibit 10.2 to this report and is incorporated by reference in this Item 5. The terms of the ESPP are the same as the terms set forth in the ESPP included as Annex A of our 2022 Proxy Statement. For a description of the ESPP, see “Proposal 2 — Approval of Navitas Semiconductor 2022 Employee Stock Purchase Plan” in our 2022 Proxy Statement, which description is incorporated by reference in this Item 5.

Item 6. Exhibits.

EXHIBIT INDEX
Exhibit	Description

2.1†
Agreement and Plan of Merger, dated as of August 15, 2022, among Navitas Semiconductor Corporation, Gemini Acquisition LLC, GeneSiC Semiconductor Inc., Ranbir Singh, The Ranbir Singh Irrevocable Trust dated February 4, 2022, and Ranbir Singh in his capacity as representative of the other Stockholder

10.1†	Registration Rights Agreement, dated August 15, 2022, among Navitas Semiconductor Corporation, Ranbir Singh and The Ranbir Singh Irrevocable Trust dated February 4, 2022

10.2†	Navitas Semiconductor 2022 Employee Stock Purchase Plan

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________________________
†    Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Gene Sheridan
President and Chief Executive Officer

Date:	November 14, 2022

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Ron Shelton
Ron Shelton
Chief Financial Officer
(principal financial and accounting officer)

Date:	November 14, 2022