Form 10-K
period 2022-12-31
Navitas Semiconductor Corp
filed 2023-04-03
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (then named Live Oak Acquisition Corp. II) as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $352,276,365.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 160,891,870 shares of Class A Common Stock and 0 shares of Class B Common Stock were outstanding at March 28, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2023 annual meeting of stockholders are incorporated into Part III herein.

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
References in this annual report to “Navitas,” the “Company,” “we,” “our” and “us” refer to Legacy Navitas and its predecessors and consolidated subsidiaries before the Business Combination, or to Navitas Semiconductor Corporation and its consolidated subsidiaries after the Business Combination, as the context suggests.

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
•To date we have been successful in introducing our leading-edge GaN power IC technology in mobile charging applications, such as wall chargers and adapters for mobile phones and laptop computers, and on motor drives for home appliances, where we believe we have achieved a market-leading position in GaN power ICs. Growth in demand for our products depends on achieving similar successes in other markets where we believe our technology provides comparable advantages, including consumer electronics, data center, solar and EV. Although we believe we are on track in these efforts, no assurance can be given that we will succeed in similarly displacing legacy silicon solutions in these other target markets.
•Our August 2022 acquisition of GeneSiC Semiconductor Inc. (“GeneSiC”) was our first significant acquisition. We are devoting, and expect to continue to devote, significant time and attention to integrating GeneSiC with our existing operations teams. Given our relatively small size and relative inexperience with acquisitions, we expect to face challenges which present a number of risks to achieving the anticipated benefits of the acquisition. Our revenue, expenses, results of operations and financial condition could be materially adversely affected as a result.
•Since we have significant operations and revenues in China, our business development plans, results of operations and financial condition may be materially and adversely affected by significant political, social and economic developments in China, including governmental or regulatory changes.
•We rely on a single third-party wafer fabrication supplier and facility for the fabrication of semiconductor wafers for GaN ICs and a separate third-party wafer fabrication supplier and facility for the fabrication of semiconductor wafers SiC MOSFETs, and on a limited number of suppliers of other materials, and the failure of any of these facilities or suppliers, or of additional suppliers, to continue to produce wafers or other materials on a timely basis could harm our business and our financial results.

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

PART I
Item 1. Business.

Overview
We design, develop and market next-generation power semiconductors including gallium nitride (GaN) power integrated circuits (ICs), silicon carbide (SiC) and associated high-speed silicon system controllers, and digital isolators used in power conversion and charging. Power supplies incorporating our products may be used in a wide variety of electronics products including fast chargers for mobile phones and laptops, consumer electronics, data centers, solar inverters and electric vehicles, among numerous other applications.
On August 15, 2022, we completed the acquisition of GeneSic Semiconductor Inc. (“GeneSiC”), a silicon carbide (“SiC”) pioneer with deep expertise in SiC power device design and process. Our acquisition of GeneSiC expands our reach into the electric vehicle and solar technology markets. Specifically, the acquisition marks a further expansion for us into the realm of high-power applications for wide bandgap technology, including electric vehicles (EVs), solar photovoltaics (PVs), and data centers.
Our products provide superior efficiency, performance, size, cost and sustainability relative to existing silicon technology. Our solutions offer faster charging, higher power density and greater energy savings compared to silicon-based power systems with the same output power. By unlocking this speed and efficiency, we believe Navitas is leading a revolution in high-frequency, high-efficiency, high-density, and sustainable power electronics to "Electrify Our World"™ for a cleaner tomorrow.
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
In other applications such as electric vehicles, power may be converted from a high-voltage (e.g. 400V) DC battery to a lower voltage (e.g. 12V) or in the case of solar inverters, from low-voltage DC to high-voltage AC.
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
Two newer "wide band-gap" ("WBG") materials have entered the power electronics market--gallium nitride (GaN) and silicon carbide (SiC). In general terms, devices rated around 700V address applications requiring output power of approximately 20W to 20kW, such as smartphone chargers or data center power supplies. Silicon Carbide (SiC) solutions are generally designed for higher power applications (up to MW) and higher device voltages (up to 6,500V).
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
Combining GaN and SiC, the total potential market opportunity is estimated to be over $22 billion per year, split $7 billion for GaN, $9.3 billion for SiC, and with $6.1 billion overlapping GaN/SiC market. By the end of 2027, Yole estimates that 30% of the legacy power silicon market will have been taken by GaN and SiC.
Company Overview
Converting power efficiently has emerged as a critical challenge as the electrification of our planet continues amid pursuit of a reduced carbon footprint. Electric vehicles, renewable energy, large-scale data processing and other applications all demand power and charging infrastructures with greater speed and efficiency than status-quo silicon technology. Navitas’ integrated circuits solve complex and demanding challenges that are inherent in power conversion by unlocking both speed and efficiency. Since our founding in 2014, we have successfully harnessed the fundamentally superior material properties of GaN to enable cost savings and enhanced power conversion through product integration, reducing the amount of space needed to support multiple requirements while dramatically increasing charging speeds.With ten times stronger electrical fields and twice the electron mobility compared to silicon, GaN is ideally suited for disrupting power switching applications, but challenges around manufacturing quality and reliability make commercialization difficult. By developing a fully qualified manufacturing process with over one billion device hours tested, Navitas has overcome these key hurdles to successfully and reliably integrate the critical drive, control and protection circuits into a single chip, enabling mainstream GaN adoption and unlocking the full potential of GaN in speed, efficiency, simplicity and cost. Navitas estimates show that GaN-based power systems can provide 20x faster switching, up to 3x higher power density, 3x faster charging, up to 40% energy savings and are 3x smaller and lighter compared to silicon-based power systems.Navitas’ best-in-class ICs allow end customers to implement GaN technology with a simple, dependable solution to realize groundbreaking power density and efficiency. We are developing a differentiated GaN power IC platform utilizing decades of power semiconductor technical expertise, robust applications knowledge and strong end customer relationships. We believe our competitive strengths and robust IP portfolio of over 145 issued and pending patents have enabled us to establish a leading market position in GaN power semiconductors.
In August 2022, Navitas acquired GeneSiC Semiconductor, adding a broad range of SiC MOSFETs and diodes to the Navitas portfolio. GeneSiC proprietary trench-assisted planar-grade MOSFET technology combines the best of planar SiC (ease of manufacturing, robustness) with the best of trench SiC (low resistance, smaller die sizes). Navitas SiC MOSFETs have lower resistance than competitors at higher temperatures, and in head-to-head bench evaluation, 25°C cooler, for 3x longer device life expectancy.
Navitas is led by a team of tenured power semiconductor industry experts with a combined 300+ years of experience in semiconductor materials, devices, applications, systems and marketing and over $4B/year in power semiconductor revenue generated in their careers.
Navitas’ Market Opportunities
We believe GaN and SiC are positioned to displace silicon-based power semiconductors in broad markets ranging from mobile/consumer to home appliance/industrial, data center, solar/storage, and EV. These markets are driven by major, long-term secular trends including explosive growth in data traffic, increasing electricity cost, and the transition from fossil fuel-based to sustainable energy sources and uses as we “Electrify Our World”™ to help address climate change. Industry analyst Yole estimates that by the end of 2028, GaN and SiC will have replaced 30% of the legacy silicon market.

•Mobile/Consumer. With short design-in times, and a strong ‘portability’ value proposition, our initial focus and technology beachhead for GaN was the mobile fast and ultra-fast charging market for smartphones, tablets and laptops. GaN Power ICs generally can provide up to 3x more power and up to 3x faster charging, with half the size and weight of silicon chargers with the same output power. With the introduction of USB-PD ‘Type-C’ universal connectors and charging protocols, and as smartphone screen size, batteries and functions have increased, demand for high-power ‘ultra-fast’ chargers has been established. For example, GaN-based 240 W chargers supplied with today's flagship smartphones can enable 0-100% charging in less than 10 minutes. As over 2.5 billion chargers are shipped every year, each estimated to include approximately $1 of GaN content, the mobile charger market represents a multi-billion-dollar opportunity based on estimates from IDC PC tracker, USB-C research, Yole research and Navitas estimates. As of March 2023, all of the top-10 mobile OEMs are in production or development with Navitas. Non-mobile (non-battery) applications like ultra-thin TVs, high-powered gaming systems, desktop all-in-one PCs, or various smart home internet connected devices aggregate to around 600 million systems shipped per year (2022), and typically use about $3 of GaN content per system, adding another $2 billion per year opportunity, based on estimates from Gartner, Pulsenews, WitsView, Statista and Navitas.
•Data Center Within the enterprise end-market, we primarily focus on solving power problems of data centers. Nearly 50% of the total cost of ownership of a data center is related to power, which includes cost of power supplies as well as the cost of electricity for data processing, cooling, lighting and other power needs. For the data processing component alone, by our estimates (2021), a silicon-based data center today is about 75% efficient, implying 25% of the energy used by a data center is wasted as heat. A GaN-based data center can improve efficiency to about 84% total efficiency, representing benefits in reduced cost of electricity and the cost of cooling. Based on our analysis, approximately $1.9 billion in electricity could be saved each year if all data centers moved to GaN. Navitas’ data center power platform designs are half the size of legacy silicon solutions, meet or exceed European Union efficiency requirements and, based on customer feedback, have an overall bill of materials cost lower than legacy silicon. In aggregate, we estimate that data centers represent about a $1 billion opportunity for GaN ICs based on IDC Worldwide Quarterly Server Tracker and Navitas analysis.
•Solar/Storage. In residential solar, we believe GaN is well positioned to replace silicon in per-panel micro-inverters (350 – 500 W). Based on customer feedback, we estimate system cost reductions of approximately 25% compared to legacy silicon solutions, in addition to efficiency-driven energy savings over time. We estimate this translates into about a 10% improvement to the return on investment in solar systems. Overall, we estimate the GaN IC opportunity for solar applications to be over $1 billion per year based on Markets and Markets Micro-Inverter Market report and Navitas analysis. Higher-power, higher-voltage commercial ‘string’ inverters have adopted SiC to replace legacy silicon IGBTs, with significant savings in weight and size. To help balance solar supply and electrical demand, and for users to become more grid-independent, the ‘attach rate’ for battery-based energy-storage designs (or ‘bi-directional' EV) that require SiC, is expected to increase from <10% in 2022 to 30%-40% in 2025, according to a leading customer.
•Home Appliance / Industrial. This market is dominated by high-efficiency motor drive applications, including domestic appliances such as washing machines, vacuum cleaners, dishwasher pumps, refrigerator compressors and heat pumps, plus industrial uses such as water pumps, conveyor systems, robots, warehouse materials handling, etc. Based on Navitas estimates, high-speed GaN half-bridge power ICs deliver over 70% energy savings compared to legacy silicon and enable drive-motor integration due to their smaller size and lighter weight. We estimate the opportunity for GaN in 50-300 W motor drive applications to be around $1.5 billion per year. As motor drive power increases to over 1 hp (~750 W), the higher current-handling capabilities of SiC come into play.
•Electric Vehicles. EV demand is increasing. Per BCG, the 2018 forecast for world-wide EV adoption in 2030 was 21%. By 2022, that 2030 forecast had risen to has 53%. EV adoption challenges include three main themes: the need for faster charging, demand for extended range, and lowering the cost compared to traditional, internal combustion powered cars. EVs can also act as supplementary energy back-up for your home to balance energy supply (from household AC, solar, generators) and demand (Wi-Fi, heating, cooling, cooking), and be a critical part of an energy-independent micro-grid in the event of a grid power failure. This is known as “V2x” (vehicle to anything) charging. For 400 V-rated EV battery systems, ~700 V-rated GaN operates at high-speeds in on-board chargers (OBCs) and DC-DC converters. For example, Navitas ‘3-in-1’ platform design includes a a 6.6 kW bi-directional charge/discharge and consolidated DC-DC converter. For the higher-power traction inverter, and systems with 800 V-rated batteries, 1,200 V SiC is an optimized solution. We estimate GaN and SiC content per passenger EV to approximately $350 per vehicle. For trucks, buses and earth-moving equipment, OBCs may be up to 300 kW, and use higher-voltage distribution rails such as 1,000 V – which require 1,700 – 3,300 V SiC. Similar power and voltage requirements are found in roadside fast chargers.
Competitive Strengths
By March 2023, over 75 million Navitas GaN devices have been shipped, with failure rates of less than one part per million. Over 240 mobile chargers that include Navitas GaN devices have entered mass production, with roughly 250 more in development. As of March 2023, based on publicly-available data, no other vendor has entered production with monolithically-integrated high-voltage GaN, other than simple diode-connected gate-protection transistors. We believe Navitas is the market and technology leader in GaN power ICs, with leading revenue, technology and intellectual property. To date, over 9 million GeneSiC products have shipped with excellent quality, and superior performance. We believe our key competitive advantages include:
•Industry-Leading IP Position and Proprietary Design Support. Navitas has a broad portfolio of over 185 patents issued or pending, encompassing key aspects of GaN power circuitry as well as analog and digital integration as well as SiC device design. Our patents are generally applicable to use cases in all of our targeted market applications. A key element of our intellectual property is our GaN IC process design kit (PDK), which we use to facilitate and accelerate product implementation and end customer development. We believe our PDK includes the industry’s first and most mature and comprehensive device and circuit development libraries, characterization and verification tools, and robust simulation models.
•Differentiated GaN Power Solutions. Our integrated circuit approach to GaN power semiconductors eliminates complexity in driving, controlling and protecting GaN transistors while simultaneously fostering design simplicity. We have overcome key hurdles to commercialization with our proprietary GaN design and manufacturing test systems and are fully qualified with over one billion device hours tested to underscore reliability.
•Industry-leading, Proprietary SiC Power Solutions. GeneSiC proprietary trench-assisted planar-gate MOSFET technology combines the best of planar SiC (ease of manufacturing, robustness) with the best of trench SiC (low resistance, smaller die sizes). Navitas SiC MOSFETs have lower resistance than competitors at higher temperatures, and in head-to-head bench evaluations, run 25°C cooler, for 3x longer device life expectancy.
•Enabling, high-frequency eco-system control and isolation technology. For performance- and cost-optimized applications, high-speed GaN and SiC power components are accompanied by high-frequency system control ICs and digital isolators. Navitas is unique in having a comprehensive eco-system that enables the high levels of integration from 30 W smartphone chargers to 22 kW EV chargers.
•Established Relationships with Key Partners and End Customers. In support of our technology leadership, we have formed relationships with numerous Tier 1 manufacturers and suppliers, gaining significant traction in mobile and consumer charging applications. To date, we have partnered with all major mobile OEMs and brought over 240 GaN charger models into mass production, with an additional 250 charger models in development.
•Dedicated Application-Specific Design Centers. We believe we are unique in adding application-specific design centers for mobile, data center and EV, which allow us to develop GaN-/SiC-based power systems working with key customers in each of these segments, driving additional value with these customers and fueling additional system-led integration back in to our GaN ICs for future generations. Additional Navitas-customer co-development design centers have been established in EV and mobile, with Navitas engineering teams embedded at customer sites.
•Proven Leadership Team of Tenured Industry Experts. Navitas’ management team has over 400 years of combined power semiconductor experience and a track record of shareholder value creation. Three of Navitas’ founders have worked closely together for over 25 years and are credited with power semiconductor industry achievements and successes that include over 200 issued patents and 200 industry papers and presentations.
Strategy
We are committed to offering unprecedented speed and efficiency to our end-customers through next-generation power semiconductor solutions, empowering an efficient electrification of the planet while also reducing carbon footprint. Navitas products address a variety of power applications from 20 W to 20 MW, across markets including mobile/consumer, data centers, home appliance/industrial, solar/storage and EV. With an established track record in mobile fast charging, over 75 million GaN units shipped, and a 20-year limited warranty on GaNFast power ICs, Navitas is well positioned to expand GaN into higher power applications, and accelerate adoption of the expansive GeneSiC SiC portfolio. Our key strategic initiatives include:
•Acceleration of Technology Development and Innovation. We are focused on bringing to market multiple generations of high-voltage GaN, SiC, and low-voltage Si controller technology that enhance our margin profile while providing further integration benefits and advanced packaging to serve higher power markets.
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
•Selective Acquisitions of Complementary Technologies. We plan to continually evaluate acquisition opportunities that are complementary to our existing portfolio and increase power semiconductor content in our targeted applications. In 2022, Navitas acquired VDD Tech (Belgium) for high-speed digital isolator technology and GeneSiC Semiconductor (USA) for SiC MOSFETs and diodes. In 2023, Navitas bought-out the remainder of a joint venture with Halo Microelectronics (Taiwan) for high-speed, low-voltage silicon system controllers.
•Leadership in Sustainability. Through Navitas analysis and third-party auditing, we estimate that each GaN power IC shipped saves a net 4 kg of CO2, and that to date, over 150,000 tons of CO2 have been saved vs. legacy silicon solutions. Overall, by the target date of the Paris Accord, we estimate that GaN and SiC can reduce CO2 emissions by over 6 Gtons per year. Navitas was the first pure-play semiconductor to publish a quantitative, third-party-verified sustainability report, and the first semiconductor company worldwide to be certified Carbon Neutral™. Each customer can adapt the CO2 footprint-reduction value of GaN and SiC to achieve their own sustainability analysis and commitments.

Sales, Marketing and End Customer Support
For GaN, our go-to-market strategy combines robust GaN commercialization and design expertise with validated success in mobile and consumer charging applications to capture market share and expand into new verticals. We partner with numerous platforms and end customers globally and target innovative, Tier 1 suppliers to design differentiated power semiconductor solutions. To facilitate end customer success, we offer comprehensive design support and utilize a proprietary process design kit tailored to specific engineering needs. Navitas is unique in opening three, separate, system-dedicated application design centers to accelerate adoption of GaN and SiC into fast chargers, data centers and EV. Furthermore, our technologies are capable of being integrated into numerous product generations and design architectures, creating a unique scalable business opportunity. This technical business-to-business (B2B) approach is supplemented by commercial business-to-consumer (B2C) end-user awareness, and customer co-operative activities across in-person and virtual multi-media platforms.
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
Intellectual Property
The core strength of our business lies in our industry-leading IP position in GaN power ICs and SiC MOSFETs. We invented the first commercial GaN power ICs and along the way have patented many fundamental circuit elements which are needed in most power systems from 20 W to 20 kW. We have more than 185 issued or pending patents, which are expected to expire between the end of 2034 and February of 2041.
A key element of our intellectual property is our GaN IC process design kit (PDK), which we use to facilitate and accelerate product implementation and end customer development. We believe our PDK includes the industry’s first and most mature and comprehensive device and circuit development libraries, characterization and verification tools, and robust simulation models.
Competition
Our competitors include suppliers of silicon-based and GaN-based power semiconductors. Most suppliers of GaN-based devices today offer discrete (i.e., non-integrated) GaN solutions, which require silicon-based and other components for drive, control and protection. These solutions, even though they offer some benefits compared to silicon, still do not capture all the advantages of a GaN integrated power IC that Navitas provides. Our primary GaN competitors include Infineon Technologies AG, GaN Systems, Inc., Power Integrations, Inc., Texas Instruments Incorporated, Innoscience, Transphorm, Inc. and Efficient Power Conversion Corporation (EPC). Primary SiC competitors include Infineon, Wolfspeed, ON Semiconductor, ROHM, Qorvo, and STMicroelectronics.
Our primary silicon-based power semiconductor competitors include Infineon, STMicroelectronics International N.V., ON Semiconductor Corporation (onsemi) and Power Integrations, among others. Silicon-based power devices are still the incumbent solutions used for power applications and currently have a lower-cost advantage. However, given the speed, power and size advantages of an integrated GaN IC over a silicon solution, coupled with expected cost reductions, we expect to cross the cost-parity point with silicon and achieve GaN-based power systems that are lower cost than their silicon counterparts by the end of 2023. In higher-power systems, such as kW-level data center supplies, the price-parity point has already been reached, based on customer feedback.
While we believe system cost parity for GaN-based mobile chargers in excess of 30W will reach system cost parity with silicon-based chargers during 2023, there are inherent risks that such cost parity may not be achieved. Those risks include:
•GaN wafer and assembly (packaging) prices may not be reduced by suppliers as fast as expected or committed, especially if global semiconductor shortages continue.

•GaN manufacturing yields, while demonstrated over 90% on a stable, multi-month basis, could deteriorate causing manufacturing costs of GaN IC to increase.
•The cost of silicon controllers, which are an important complement to GaN power ICs used in all mobile chargers, is expected to decrease, but price increases could occur, particularly if global semiconductor shortages continue. Such costs are not directly controlled by Navitas.
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
Some of the above-mentioned risk factors are associated with existing or potential shortages in the semiconductor industry. However, it is also likely that corresponding components in silicon-based chargers will increase in cost independent of the shortages, allowing GaN-based chargers to still achieve the forecasted system cost parity in 2023 on a relative basis. The SiC market is currently supply-restricted, and Navitas has entered into long-term supply agreements to increase raw-material availability and manufacturing by 5x, starting in 2023.
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
Navitas GeneSiC SiC products are manufactured by X-Fab in Lubbock TX, on 150 mm wafers, with high yields and lead times around half that of competitors. Long term supply agreements with X-Fab and raw wafer suppliers have been signed to establish capacity increases of 5x from 2022, starting in 2023.
Research & Development
Navitas has invested its time and effort to carefully develop its proprietary GaN IC chips for power electronics and semiconductor applications. Our experienced teams around the world have made GaN adoption a reality as many end customers in different end markets start to realize the true potential of our GaN power ICs. In order to protect our market leadership in GaN ICs, we continually look to innovate and improve our GaN ICs, to achieve greater efficiency, integration and speed at lower costs. We evaluate various complementary technologies, look to improve our PDK and hope to keep introducing newer generations of GaN technology. In 2022, Navitas acquired GeneSiC Semiconductor (USA) for SiC MOSFETs and diodes with plans to accelerate research and development and adoption of the expansive GeneSiC SiC portfolio. Navitas’ research and development activities are located primarily in the U.S., China and Taiwan.
Sustainability
We believe we are the first company to publish a sustainability report that comprehensively quantifies the positive impact of GaN power semiconductors on climate change based on global standards. Our report includes a third-party Lifecycle Assessment (LCA) of GaN technology according to ISO14040/14044, the international standard for assessing environmental impacts throughout a product’s life cycle—from raw material acquisition through production, use, end-of-life treatment, recycling and final disposal. The Navitas report also quantifies corporate greenhouse gas (GHG) impacts through 3rd party assessments. We estimate that each GaN power IC shipped saves a net 4 kg of CO2 emissions. Combined, GaN and SiC are estimated to save an aggregate of 6 Gtons of CO2 emissions per year by 2050.
Human Capital Resources
As of December 31, 2022, our worldwide workforce consisted of 230 full and part-time employees. Our approach to compensation attempts to align the interests of every employee with the creation of company value over time. The Company offers a wide variety of benefits for employees around the world and invests in tools and resources that are designed to support employees' individual growth and development.
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
We believe that we have experienced some delay and disruption in the manufacture, shipment, and sales of, and overall demand for, our products. In addition, we believe the production capabilities of our suppliers has been, and will likely continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or work-from-home orders. The continued disruption in the manufacture, shipment and sales of our products may negatively and materially impact our operating and financial operating results, including revenue, gross margins, operating margins, cash flows and other operating results. The resumption of normal business operations after such disruptions may be delayed and a resurgence of Covid-19 could occur resulting in continued disruption to us, our suppliers and/or our end customers. As a result, the effects of the Covid-19 pandemic could have a material adverse impact on our business, results of operations and financial condition for the remainder of 2023 and beyond.
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
We may be unable to reduce the cost of our products sufficiently to enable us to compete with others. Our cost reduction efforts may not allow it to keep pace with competitive pricing pressures and could adversely affect our gross margins. We maintain an infrastructure of facilities and human resources in several locations around the world and, as a result, has limited ability to reduce our operating costs. Accordingly, in order to remain competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We cannot assure you that we will be successful in redesigning our products and bringing redesigned products to the market in a timely manner, or that any redesign will result in sufficient cost reductions to allow us to reduce the price of our products to remain competitive or maintain or improve our gross margins. To the extent we are unable to reduce the prices of our products and remain competitive, our net sales will likely decline, resulting in further pressure on our gross margins, which could have a material adverse effect on our business, financial condition and results of operations and our ability to grow our business.
A significant portion of our net sales is generated through end customers in China which subjects us to risks associated with changes of Chinese end customer interest and governmental or regulatory changes.
We generate a significant portion of our net sales through end customers in China. In the fiscal years ended December 31, 2022 and December 31, 2021, 38% and 74%, respectively, of our net revenues were from sales to end customers in China. We expect that our end customers in China will continue to account for a high percentage of our revenue for the foreseeable future. Thus, our business success depends on our ability to maintain strong relationships with our end customers in China. Any loss of our key end customers for any reason, including because of changes of end customer interest in our products, or a change in the relationship with them, including a significant delay or reduction in their purchases, may cause a significant decrease in our revenue, which we may not be able to recapture, and our business could be harmed.
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
Our products are based on novel GaN design technology and our future success depends on the successful development of high-voltage power switching components and systems based on GaN design technology. There can be no assurance that any development problems we experience in the future related to our products will not cause significant delays or unanticipated costs, or that such development problems can be solved. In addition, we compete in a dynamic environment characterized by rapid technology and product evolution. Our end customers are constantly seeking new products with more features and functionality at lower cost, and our success relies heavily on our ability to continue to develop and market to our end customers new and innovative products and improvements of existing products. In order to respond to new and evolving end customer demands, achieve strong market share and keep pace with new technological, processing and other developments, we must constantly introduce new and innovative products into the market. Our failure to timely develop new technologies or to react quickly to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenue, and/or a loss of market share to competitors. As we develop new product lines, we must adapt to market conditions that are unfamiliar to us, such as competitors and distribution channels that are different from those we have known in the past. Some of our new product lines require us to re-equip our labs to test parameters we have not tested in the past. If we are unable to adapt rapidly to these new and additional conditions, we may not be able to successfully penetrate new markets, although we strives to respond to end customer preferences and industry expectations in the development of our products. Further, if initial sales volumes for new or enhanced products do not reach anticipated levels within the time periods we expect, we may be required to engage in additional marketing efforts to promote such products and the costs of developing and commercializing such products may be higher than we predict. Moreover, new and enhanced products may not perform as expected. We may also encounter lower manufacturing yields and longer delivery schedules in commencing volume production of new products that we introduce, which could increase our costs and disrupt our supply of such products.
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
We maintain our operations around the world, including the United States, Ireland, Hong Kong, China, Taiwan and the Philippines. For the years ended December 31, 2022, December 31, 2021, December 31, 2020 and December 31, 2019, approximately 43%, 82%, 92% and 85%, respectively, of our net sales were to end customers in Asia. We allocate revenue among individual countries based on the location to which the products are initially billed even if our end customers’ revenue is attributable to end customers that are located in a different location. As of December 31, 2022, approximately 66% of our workforce was located outside of the United States. In addition, a substantial majority of our products are manufactured, assembled, tested and packaged by third parties located outside of the United States. Our principal assembly and test facilities are located in Taiwan and the Philippines. We also rely on several other wafer fabrication manufacturing partners located throughout Asia. Any conflict or uncertainty in this region, inducing public health or safety concerns or natural disasters, could have a material adverse effect on our business, financial condition and results of operations. Moreover, the global nature of our business subjects us to a number of additional risks and uncertainties, which could harm our business, financial condition and results of operations, including:
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
We have experienced net losses in each year since our inception until fiscal year 2022 where we realized net income, primarily driven by gains on the change in fair value of warrants and earnout liability. As of December 31, 2021, December 31, 2020 and December 31, 2019, we had an accumulated deficit of $228.7 million, $75.9 million and $56.9 million, respectively. We generated net losses of $152.7 million, $19.0 million and $17.3 million in the years ended December 31, 2021, 2020 and 2019, respectively. The net losses in 2021 and 2020 were primarily attributable to adding additional headcount to expand new product development and end customer outreach in current markets and the loss in 2019 was primarily due to our expanding headcount and expenses across the company in preparation of future growth.
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
In connection with the audit of our consolidated financial statements for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. These material weaknesses related to the design of internal controls as follows: (1) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, value and account for complex and non-routine transactions, including revenue arrangements and stock-based compensation; and (2) the lack of sufficient accounting resources to maintain segregation of duties, including the lack of internal control to ensure that manual journal entries are reviewed by someone independent of the preparer with the appropriate competence and ability. We have begun implementing and are continuing to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, specifically by hiring additional accounting personnel to augment existing technical expertise as well as to provide the staffing necessary to maintain effective segregation of duties.
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
The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $50.3 million in the fiscal year ended 2022, $27.5 million in the fiscal year ended 2021, $13.0 million in fiscal year 2020 and $11.1 million in fiscal year 2019. We expect to continue to increase our research and development expenditures as compared to prior periods as part of our strategy. We do not know whether we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue.
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

Our ability to receive timely payments from or the deterioration of the financial condition of, our distributors or our end customers could adversely impact our collection of accounts receivable, and, as a result, our revenue. We regularly review the collectability and creditworthiness of our end customers to determine an appropriate allowance for doubtful accounts. Based on our review of our customers, nearly all of which are distributors, annually and as of December 31, 2022, 2021, 2020 and December 31, 2019, respectively, we believe all of our receivables are collectable. If our doubtful accounts, however, were to exceed our current or future allowance for doubtful accounts, our business, financial condition, and results of operations would be adversely affected.
If we do not sustain our growth rate, we may not be able to execute our business plan and our operating results could suffer.
We have experienced significant growth in a short period of time. Our net revenue increased from zero in fiscal year 2017, to $11.8 million in fiscal year 2020, to $23.7 million in fiscal year 2021, to $37.9 million in fiscal year 2022. We may not achieve similar growth rates in future periods. You should not rely upon our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of Navitas’ future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
We may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. This could result in the loss of our ability to import and sell our products or require us to pay costly royalties to third parties in connection with sales of our products. In addition, if a third-party causes us to discontinue the use of any technologies, we could be required to design around those technologies. This could be costly and time consuming and could have an adverse effect on our financial results. Any significant impairments of intellectual property rights from any litigation we face could materially and adversely impact our business, financial condition, results of operations and our ability to compete.
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
At September 19, 2022, our executive officers, directors and their affiliates, including the investment funds they represent, as a group beneficially owned approximately 36% of our outstanding Class A Common Stock. As a result, these stockholders will be able to exercise a significant level of control over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
At March 28, 2023, we had 561,636,238 shares of Class A Common Stock authorized but unissued. In addition, our certificate of incorporation authorizes us to issue up to 1,000,000 shares of preferred stock with such rights and preferences as may be determined by our board. Our certificate of incorporation authorizes us to issue shares of Class A Common Stock or other securities convertible into or exercisable or exchangeable for shares of Class A Common Stock from time to time, for the consideration and on the terms and conditions established by our board in its sole discretion, whether in connection with a financing, an acquisition, an investment, stock incentive plans or otherwise. Such additional shares of Class A Common Stock or such other securities may be issued at a discount to the market price of Class A Common Stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of Class A Common Stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for Class A Common Stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of Class A Common Stock. Any issuance of such securities could result in substantial dilution to our then existing stockholders and cause the market price of shares of Class A Common Stock to decline.
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
Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties.

We do not own any real property. We lease corporate office and research and development space in Torrance, California and Dulles, Virginia. We also lease office, research and development, and design center space in Shanghai, Shenzhen and Hangzhou, China. We believe our present facilities are suitable and adequate for our current operating needs. We intend to procure additional space as we add employees and expand geographically.

Item 3. Legal Proceedings.

The information required by this item is incorporated by reference to the information set forth in Item 15 of Part IV, “Exhibits, Financial Statement Schedules” Note 15 – Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in this report.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock has been listed on the Nasdaq Global Market under the ticker symbol “NVTS” since October 20, 2021.

Holders. As of March 28, 2023, there were approximately 229 holders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Statement About Forward-Looking Statements” sections and elsewhere in this annual report, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
Founded in 2013, Navitas is a U.S.-based developer of gallium nitride power integrated circuits that provide superior efficiency, performance, size and sustainability relative to existing silicon technology. Our solutions offer faster charging, higher power density and greater energy savings compared to silicon-based power systems with the same output power. By unlocking this speed and efficiency, we believe we are leading a revolution in high-frequency, high-efficiency and high-density power electronics to electrify our world for a cleaner tomorrow. We maintain operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan, Thailand, and the Philippines, with principal executive offices in Torrance, California.

We design, develop and market next-generation power semiconductors including gallium nitride (“GaN”) power integrated circuits (“ICs”), silicon carbide (“SiC”) and associated high-speed silicon system controllers, and digital isolators used in power conversion and charging. Power supplies incorporating our products may be used in a wide variety of electronics products including mobile phones, consumer electronics, data centers, solar inverters and electric vehicles. We utilize a fabless business model, working with third parties to manufacture, assemble and test our designs. Our fabless model allows us to run the business today with minimal capital expenditures.
Our go-to-market strategy is based on partnering with leading manufacturers and suppliers through focused product development, addressing both mainstream and emerging applications. We consider ourselves to be a pioneer in the GaN market with a proprietary, proven GaN power IC platform that is shipping in mass production to tier-1 companies including Samsung, Dell, Lenovo, LG, Xiaomi, OPPO, Amazon, vivo, and Motorola. Most of the products we ship today are used primarily as components in mobile device chargers. Charger manufacturers we ship to today are worldwide, supporting major international mobile brands. Other emerging applications will also be addressed across the world.
In support of our technology leadership, we have formed relationships with numerous Tier 1 manufacturers and suppliers over the past eight years, gaining significant traction in mobile and consumer charging applications. Navitas GaN is now in mass production with 9 of the top world-wide 10 mobile OEMs across smartphone and laptops in development with 10 out of 10. In addition, our supply chain partners have committed manufacturing capacity in excess of what we consider to be necessary to support our continued growth and expansion.
A core strength of our business lies in our industry leading IP position in GaN Power ICs. Navitas invented the first commercial GaN Power ICs. Today, we have over 185 patents that are issued or pending.
In addition to our comprehensive patent portfolio, our biggest proprietary advantage is our process design kit (PDK), the ‘how-to’ guide for Navitas designers to create new GaN based device and circuits. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, EV, enterprise, and renewables. We evaluate various complementary technologies and look to improve our PDK, in order to keep introducing newer generations of GaN technology. In 2021 and 2022, we spent approximately 103% and 141%, respectively, of our revenue on research and development. Navitas’ research and development activities are located primarily in the US and China.
Acquisition of GeneSiC

On August 15, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the outstanding shares of GeneSiC Semiconductor Inc. (“GeneSiC”) for $146.3 million of equity, $99.3 million of cash consideration, and potential future earn-out payments of up to an aggregate of $25.0 million in cash. GeneSiC is a silicon carbide (SiC) pioneer with deep expertise in SiC power device design and process, based in Dulles, Virgnia. The future earn-out payments were fair valued at $0.6 million, for a total merger consideration of $246.2 million. GeneSiC’s net assets and operating results since the merger date are included in the Company’s Consolidated Balance Sheet and Consolidated Statements of Operations as of and for the year ended December 31, 2022.

Acquisition of VDDTech

On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”), for approximately $1.9 million in cash and stock. Based in Mont-saint-Guibert, Belgium, VDDTech creates advanced digital-isolators for next-generation power conversion. VDDTech’s net assets and operating results since the acquisition date are included in the Company’s Consolidated Balance Sheet and Consolidated Statement of Operations for the year ended December 31, 2022.

Business Combination and Reverse Recapitalization
On May 6, 2021, Navitas Semiconductor Limited (“Navitas Ireland”), a private company limited by shares organized under the Laws of Ireland and domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC, (“Navitas Delaware”, and together with Navitas Ireland, “Legacy Navitas”) a Delaware limited liability company, entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement” or “BCA”) with Live Oak Acquisition Corp. II, (“Live Oak”). Pursuant to the BCA, Live Oak acquired all of the capital stock of Navitas Ireland by means of a tender offer, and a wholly owned subsidiary of Live Oak merged with and into Navitas, Delaware, with Navitas Delaware surviving the merger. As a result, Legacy Navitas became a wholly owned subsidiary of Live Oak effective October 19, 2021. At the closing of the Business Combination, Live Oak changed its name to Navitas Semiconductor Corporation.
The Business Combination was accounted for as a reverse recapitalization in accordance with US GAAP. Under the guidance in Accounting Standards Codification (“ASC”) 805, “Business Combinations”, Live Oak was treated as the “acquired” company for financial reporting purposes. We were deemed the accounting predecessor and the post-combination company is the successor SEC registrant, meaning that our financial statements for previous periods were disclosed in our annual report Form 10-K filed with the SEC on March 31, 2022. The Business Combination had a significant impact on our reported financial position and results as a consequence of the reverse recapitalization. The most significant change in our reported financial position and results of operations was net cash proceeds of $298,054 from the merger transaction, which includes $173,000 in gross proceeds from the PIPE financing that was consummated in conjunction with the Business Combination. The increase in cash was offset by transaction costs incurred in connection with the Business Combination of approximately $25 million. Navitas expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.
Results of Operations
Revenue
We design, develop and manufacture GaN ICs, SiC MOSFETs and Schottky MPS diodes that deliver best-in-class performance, ruggedness, and quality. Our revenue represents the sale of semiconductors through specialized distributors to original equipment manufacturers (“OEMs”), their suppliers and other end customers.
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
Our product revenue is recognized when the customer obtains control of the product and the timing of recognition is based on the contractual shipping terms of a contract. We provide a non-conformity warranty which is not sold separately and does not represent a separate performance obligation. Our product revenue is well diversified across the United States, Europe, and Asia.
Cost of Revenues
Cost of revenues consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead (which includes depreciation and amortization) associated with such purchases, final test and wafer level yield fallout, inventory impairments, consumables, system and shipping costs. Cost of goods sold also includes compensation related to personnel associated with manufacturing.
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
Interest Income
Interest income primarily consists of interest income earned from our cash on hand due to the increase of interest rates.

Interest Expense

Interest expense primarily consists of interest under our term loan facility held during the year.
Income Taxes
Legacy Navitas is a dual domesticated corporation for Ireland and U.S. federal income tax purposes. Refer to Note 14, Provision for Income Taxes, in our accompanying consolidated financial statements elsewhere in this annual report.

Results of Operations
The table and discussion below summarizes operating data for our consolidated operations (in thousands):

	Year Ended December 31,		Change $	Change %
(dollars in thousands)	2022	2021
Net revenues (including $1,528 and $435 of related party revenues)	$37,943	$23,736	$14,207	60%
Cost of revenues (exclusive of amortization of intangibles included below)	25,996	13,050	12,946	99%
Operating expenses:
Research and development	50,318	27,475	22,843	83%
Selling, general and administrative	78,353	51,374	26,979	53%
Amortization of intangible assets	6,913	345	6,568	1904%
Total operating expenses	135,584	79,194	56,390
Loss from operations	(123,637)	(68,508)
Other income (expense), net:
Interest income (expense), net	1,387	(257)	1,644	(640)%
Gain (loss) from change in fair value of warrants	51,763	(45,625)	97,388	(213)%
Gain (loss) from change in fair value of earnout liabilities	121,709	(38,105)	159,814	(419)%
Other income (expense)	(1,147)	(143)	(1,004)	702%
Total other income (expense), net	173,712	(84,130)
Income (loss) before income taxes	50,075	(152,638)
Income tax (benefit) provision	(22,812)	47	(22,859)	(48636)%
Net income (loss)	$72,887	$(152,685)	$225,572	(148)%
LESS: net income (loss) attributable to noncontrolling interests	(1,026)	—	$(1,026)
Net income (loss) attributable to controlling interests	$73,913	$(152,685)	$226,598	(148)%
Comparison of the Years ended December 31, 2022 and 2021
Net Revenues
Net revenues for the twelve months ended December 31, 2022 were $37.9 million compared to $23.7 million for the twelve months ended December 31, 2021, an increase of $14.2 million, or 60%. The significant increase was driven by revenues derived from the GeneSiC acquisition and increased unit sales in the home appliance market, partially offset by declines in the China mobile market.
Cost of Revenues
Cost of revenues for the twelve months ended December 31, 2022 was $26.0 million, an increase of $12.9 million or 99% compared to the twelve months ended December 31, 2021. The increase was primarily driven by significant revenue growth, including the acquisition of GeneSiC, inventory charges of $2.8 million and higher wafer prices from TSMC.

Research and Development Expense
Research and development expense for the twelve months ended December 31, 2022 of $50.3 million increased by $22.8 million, or 83%, when compared to the twelve months ended December 31, 2021, primarily driven by increases in stock based compensation of $13.2 million and $8.2 million in higher compensation costs related to growth in headcount as the Company developed products in the home appliances, solar, data center, industrial, and EV markets. We expect research and development expense to continue to increase as we grow our headcount to continue our diversification into new applications.
Selling, General and Administrative Expense
Selling, general and administrative expense for the twelve months ended December 31, 2022 of $78.4 million increased by $27.0 million, or 53%, when compared to the twelve months ended December 31, 2021. The increase is primarily due to a $8.8 million increase in stock-based compensation, along with an increase of $3.0 million in compensation costs related to growth in headcount. In addition, the Company incurred $5.9 million of transaction expenses related to the acquisition of GeneSiC and a $3.7 million increase in costs associated with the operating of a public company. We expect selling, general and administrative costs to increase to support our revenue growth.
Amortization of Definite-Lived Intangible Assets
Amortization of definite-lived intangible assets for the twelve months ended December 31, 2022 of $6.9 million increased by $6.6 million, or 1,810%, when compared to the twelve months ended December 31, 2021. The increase is primarily due to business acquisitions that occurred during the fiscal year ended December 31, 2022.
Other Income (Expense), net
Net interest income for the twelve months ended December 31, 2022 of $1.4 million compared to expense of $0.3 million for the twelve months ended December 31, 2021, primarily due to higher interest earned on cash equivalents.

During the twelve months ended December 31, 2022, we recognized a $51.8 million gain from the change in fair value of our warrant liabilities, a $121.7 million decrease in fair value of our earn out liabilities and a $1.1 million loss from equity method investment, as follows:

i) Warrants: The change in fair value of our warrant liability is due to the Company issuing a notice of redemption on February 4, 2022 and the Company revaluing the liability just before the exercise and redemptions which resulted in a valuation change of $51.8 million.

ii) Earnout liability: Subsequent to the recognition of the earnout liability upon the consummation of the Business Combination on October 19, 2021, we remeasure the fair value of this liability at each reporting date. The decrease in fair value of our earn-out liability of $121.7 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq, resulting in the decline in the estimated fair value of the earnout shares from $16.09 as of December 31, 2021 to $1.47 as of December 31, 2022.

iii) Other expense primarily reflects our minority interest in the net loss of a joint venture through August 18, 2022.
Income Tax (Benefit) Provision
Income tax benefit for the twelve months ended December 31, 2022 was $22.8 million while for the twelve months ended December 31, 2021, income tax expense was not significant. As a result of the GeneSiC Semiconductor Inc. acquisition, (see Note 18, Business Combinations), the Company released $20.5 million of its U.S. federal valuation allowance . The release was primarily attributable to the $23.1 million of net federal deferred tax liability recorded on

GeneSiC’s opening balance sheet that is available to offset most of the U.S. federal deferred tax assets of Navitas. As of December 31, 2022, the Company continues to maintain a valuation allowance on the remaining deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized.
Liquidity and Capital Resources
Our primary use of cash is to fund our operating expenses, working capital requirements, and outlays for strategic investments and acquisitions. In addition, we use cash to conduct research and development, incur capital expenditures, and fund our debt service obligations.
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
As December 31, 2022, we had cash and cash equivalents of $110.3 million. We currently expect to fund our cash requirements through the use of cash and cash equivalents on hand. We believe that our current levels of cash and cash equivalents are sufficient to finance our operations, working capital requirements and capital expenditures for the foreseeable future.
We expect our operating and capital expenditures to increase as we increase headcount, expand our operations and grow our end customer base. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through additional equity or debt financing or from other sources. If we raise additional funds through the issuance of equity, the percentage ownership of our equity holders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.
Cash Flows
The following table summarizes our consolidated cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(44,497)	$(41,700)
Net cash used in investing activities	(107,608)	(3,466)
Net cash provided by (used in) financing activities	(5,810)	274,549

We derive liquidity primarily from cash on hand, debt, and equity financing activities. As of December 31, 2022, our balance of cash and cash equivalents was $110.3 million, which is a decrease of $157.9 million or 59% compared to December 31, 2021. As of December 31, 2022 we had no debt outstanding while we had $6.9 million of total debt outstanding at December 31, 2021.

Operating Activities
For the year ended December 31, 2022, net cash used in operating activities was $44.5 million, which primarily reflects a net income of $72.9 million, adjusted for non-cash share-based compensation of $63.3 million, non-cash gains of $173.5 million in earnout and warrant liabilities due to changes in fair value and an aggregate cash provided by operating assets and liabilities of $2.7 million. Specifically, $1.3 million decrease in account receivable, $4.7 million increase in inventory, and $7.1 million increase in accounts payable, due to increased sales, partially offset by $1.1 million decrease in operating lease liability.
For the year ended December 31, 2021, net cash used in operating activities was $41.7 million, which primarily reflects a net loss of $152.7 million, adjusted for non-cash share-based compensation of $41.4 million and non-cash, non-operating losses of $83.7 million and includes an aggregate decrease of $15.2 million due to higher operating assets.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 of $107.6 million was primarily due to $96.4 million in business acquisitions, $5.2 million cash funding of a joint venture and $4.6 million for purchases of fixed assets.
Net cash used in investing activities for the year ended December 31, 2021 of $3.5 million was primarily due to $0.7 million cash consideration paid for an asset acquisition, $0.7 million cash funding of a joint venture and $2.1 million for purchases of fixed assets.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2022 of $5.8 million was primarily the result of $6.9 million repayment of debt, partially offset by $1.7 million of issuance of common stock in connection with option exercises.
Net cash provided by financing activities for the year ended December 31, 2021 of $274.5 million was primarily the result of $298.1 million in proceeds from the reverse recapitalization and $0.9 million in net proceeds from the issuance and repayment of debt, offset by $25.0 million of stock issuance costs.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. As of December 31, 2022, our non-cancellable contractual arrangements consisted entirely of a contract to guarantee future production capacity, of which $1.6 million remains outstanding as of year end. Refer to Note 7 - Leases for further information on our minimum future payments related to lease obligations.
Off-Balance Sheet Commitments and Arrangements
As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Our most critical accounting estimates include revenue recognition and the assumptions used in the valuation of intangible assets, determination of accounting for earnout shares, and share-based compensation.
Revenue Recognition
Revenue is recognized when a customer obtains control of products or services in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, “Revenue from Contracts with Customers”, we perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy performance obligations. We recognize revenue when the control of the promised goods or services is transferred to customers in an amount that reflects the consideration we expect to receive in exchange for such goods or services.
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

Business Combinations
We account for business combinations using the acquisition method of accounting, in accordance with ASC 805, “Business Combinations”. The acquisition method requires identifiable assets acquired and liabilities assumed be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. This judgment and determination affects the amount of consideration paid that is allocatable to assets and liabilities acquired in the business purchase transaction. Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include, but are not limited to, future expected cash inflows and outflows, expected technology life cycle, and discount rates. We estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Share-Based Compensation
The fair value of stock option awards to employees and, prior to the Business Combination, restricted stock awards to non-employees with service based vesting conditions is estimated using the Black-Scholes option pricing model and for awards with market conditions, incorporate Monte Carlo simulations. The value of an award is recognized as expense over the requisite service period in the consolidated statements of operations. The option pricing model requires management to make assumptions and to apply judgment in determining fair value of the awards. The most significant assumptions and judgments include the expected volatility, risk-free interest rate, expected dividend rate and expected term of the award, in addition to the fair value of the underlying common stock. We have also granted long term performance stock options (“LTIP Options”) to certain members of senior management. These options vest in increments subject to certain market and performance conditions over the duration of the defined service period. We have utilized the services of a professional valuation firm to develop the Black-Scholes option pricing model incorporating Monte Carlo simulations for these option awards.
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
Recent Developments
We are pursuing key strategic initiatives, including bringing to market multiple generations of GaN technology that enhance our margin profile and continually evaluating acquisition opportunities that are complementary to our existing portfolio and increase power semiconductor content in our targeted applications. See “Information about Navitas — Company Strategy.”
Recently Issued and Adopted Accounting Standards
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Navitas Semiconductor Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Navitas Semiconductor Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
Los Angeles, CA
April 3, 2023

We have served as the Company's auditor since 2021.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value)	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,337	$268,252
Accounts receivable, net	9,127	8,263
Inventories	19,061	11,978
Prepaid expenses and other current assets	3,623	2,877
Total current assets	142,148	291,370
PROPERTY AND EQUIPMENT, net	6,532	2,302
OPERATING LEASE RIGHT OF USE ASSETS	6,381	—
INTANGIBLE ASSETS, net	105,620	170
GOODWILL	161,527	—
NOTES RECEIVABLE	—	206
OTHER ASSETS	3,054	1,553
Total assets	$425,262	$295,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$14,653	$4,860
Accrued compensation expenses	3,907	2,639
Operating lease liabilities, current	1,305	—
Current portion of long-term debt	—	3,200
Other liabilities	486	29
Total current liabilities	20,351	10,728
LONG-TERM DEBT	—	3,716
OPERATING LEASE LIABILITIES NONCURRENT	5,263	—
WARRANT LIABILITY	—	81,388
EARNOUT LIABILITY	13,064	134,173
DEFERRED TAX LIABILITIES	1,824	—
OTHER LIABILITIES	—	60
Total liabilities	40,502	230,065
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 750,000,000 and 740,000,000 shares authorized as of December 31, 2022 and 2021, respectively, 153,628,838 and 117,750,608 shares issued and outstanding at December 31, 2022 and 2021, respectively	18	15
Additional paid-in capital	535,875	294,190
Accumulated other comprehensive loss	(7)	(2)
Accumulated deficit	(154,754)	(228,667)
Total stockholders’ equity of Navitas Semiconductor Corporation	381,132	65,536
Noncontrolling interest	3,628	—
Total stockholders’ equity	384,760	65,536
Total liabilities and stockholders' equity	$425,262	$295,601
The accompanying notes are an integral part of these consolidated financial statements

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year e ded December 31,
(In thousands, except per share amounts)	2022	2021
NET REVENUES (including $1,528 and $435 of related party revenues)	$37,943	$23,736
COST OF REVENUES (exclusive of amortization of intangibles included below)	25,996	13,050
OPERATING EXPENSES:
Research and development	50,318	27,475
Selling, general and administrative	78,353	51,374
Amortization of intangible assets	6,913	345
Total operating expenses	135,584	79,194
LOSS FROM OPERATIONS	(123,637)	(68,508)
OTHER INCOME (EXPENSE), net:
Interest income (expense), net	1,387	(257)
Gain (loss) from change in fair value of warrants	51,763	(45,625)
Gain (loss) from change in fair value of earnout liabilities	121,709	(38,105)
Other income (expense)	(1,147)	(143)
Total other income (expense), net	173,712	(84,130)
INCOME (LOSS) BEFORE INCOME TAXES	50,075	(152,638)
INCOME TAX (BENEFIT) PROVISION	(22,812)	47
NET INCOME (LOSS)	$72,887	$(152,685)
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	$(1,026)	$—
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$73,913	$(152,685)

NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) per share attributable to common stockholders	$0.55	$(3.90)
Diluted net income (loss) per share attributable to common stockholders	$0.51	$(3.90)

WEIGHTED AVERAGE COMMON SHARES USED IN NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic common shares	133,668	39,167
Diluted common shares	145,743	39,167
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year e ded December 31,
(In thousands)	2022	2021
Net loss	$72,887	$(152,685)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	(5)	(1)
Total other comprehensive income (loss)	(5)	(1)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	72,882	(152,686)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(1,026)	—
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$73,908	$(152,686)
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Stock								Stockholder's equity (deficit)
(in thousands)	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Series B-1 redeemable convertible preferred stock		Series B-2 redeemable convertible preferred stock		Common stock		Additional paid in capital	Accumulated deficit	Notes receivable - shareholder's	Accumulated comprehensive income (loss)	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares[1]	Amount
Balance at December 31, 2020	16,620	$14,970	14,213	$27,371	5,416	$14,786	18,199	$52,379	16,774	$2	$3,557	$(75,982)	$—	$(1)	$—	$(72,424)
Issuance of common stock under employee stock option and stock award plans	—	—	—	—	—	—		—	6,331	1	1,699	—	(1,183)	—	—	517
Reverse recapitalization on October 19, 2021	(16,620)	(14,970)	(14,213)	(27,371)	(5,416)	(14,786)	(18,199)	(52,379)	99,375	12	250,761	—	—	—	—	250,773
Stock-based compensation expense related to employee and non-employee stock awards	—	—	—	—	—	—	—	—	—	—	39,404	—	—	—	—	39,404
Rescission of common stock awards	—	—	—	—	—	—	—	—	(4,729)	—	(1,231)	—	1,183	—	—	(48)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	(152,685)	—	—	—	(152,685)
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	—	117,751	$15	$294,190	$(228,667)	$—	$(2)	$—	$65,536
Issuance of common stock under employee stock option and stock award plans	—	—	—	—	—	—	—	—	7,423	1	3,780	—	—	—	—	3,781
Stock-based compensation expense related to employee and non-employee stock awards	—	—	—	—	—	—	—	—	—	—	60,436	—	—	—	—	60,436
Repurchase of common stock	—	—	—	—	—	—	—	—	(66)	—	(550)	—	—	—	—	(550)
Exercise of warrants	—	—	—	—	—	—	—	—	3,318	—	29,641	—	—	—	—	29,641
Shares issued for business acquisitions	—	—	—	—	—	—	—	—	25,033	2	147,378	—	—	—	—	147,380
Shares issued for transaction fees	—	—	—	—	—	—	—	—	170	—	1,000	—	—	—	—	1,000
Change in noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,654	4,654
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(5)	—	(5)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	73,913	—	—	(1,026)	72,887
Balance at December 31 ,2022	—	$—	—	$—	—	$—	—	$—	153,629	$18	$535,875	$(154,754)	$—	$(7)	$3,628	$384,760
The accompanying notes are an integral part of these consolidated financial statements.
1 Retroactively restated to give effect to the October 19, 2021 reverse recapitalization.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year e ded December 31,
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$72,887	$(152,685)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	980	410
Amortization of intangibles	6,859	345
Amortization of deferred rent	—	(48)
Non-cash lease expense	1,207	—
Other	4,350	(53)
Stock-based compensation expense	63,288	41,404
Amortization of debt discount and issuance costs	17	12
(Gain) loss from change in fair value of warrants	(51,763)	45,625
(Gain) loss from change in fair value of earnout liability	(121,709)	38,105
Deferred income taxes	(23,294)	—
Change in operating assets and liabilities:
Accounts receivable	1,253	(4,111)
Inventory	(4,748)	(8,574)
Prepaid expenses and other current assets	100	(2,355)
Other assets	(448)	(165)
Accounts payable, accrued compensation and other expenses	7,138	361
Operating lease liability	(1,071)	—
Deferred revenue	457	29
Net cash used in operating activities	(44,497)	(41,700)
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(96,357)	—
Asset acquisition	—	(680)
Investment in joint venture	(5,204)	(724)
Investment in preferred stock	(1,500)	—
Purchases of property and equipment	(4,644)	(2,068)
Receipts on notes receivable	97	6
Net cash used in investing activities	(107,608)	(3,466)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from reverse recapitalization	—	298,066
Payment of stock issuance costs	—	(24,967)
Redemption of warrants	(38)	—
Repurchase of common stock	(550)	—
Proceeds from issuance of common stock in connection stock option exercises	1,711	517
Proceeds from issuance of long-term debt	—	2,000
Principal payments on long-term debt	(6,933)	(1,067)
Net cash provided by (used in) financing activities	(5,810)	274,549
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(157,915)	229,383
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	268,252	38,869
CASH AND CASH EQUIVALENTS AT END OF PERIOD	110,337	$268,252
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Net assets acquired through change in control of joint venture	$3,813	$—
Payable for investment contribution	$—	$704
Recognition of earn-out consideration	$—	$96,069
Recognition of warrant liabilities	$—	$35,763
Conversion of preferred stock	$—	$109,506
Shares issued for business acquisition	$147,380	$—
Shares issued for transaction fees	$1,000	$—
Capital expenditures in accounts payable	$22	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$193	$32
Cash paid for interest	$290	$265
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

1. ORGANIZATION AND BASIS OF PRESENTATION
On May 6, 2021, Navitas Semiconductor Limited, a private company limited by shares organized under the laws of Ireland (“Navitas Ireland”) and domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC, a Delaware limited liability company (“Navitas Delaware” and, together with Navitas Ireland, “Legacy Navitas”), entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement” or “BCA”) with Live Oak Acquisition Corp. II, a Delaware corporation (“Live Oak”). Pursuant to the BCA, among other transactions consummated on October 19, 2021 (collectively, the “Business Combination”), Live Oak acquired all of the capital stock of Navitas Ireland (other than the Navitas Ireland Restricted Shares, as defined below) by means of a tender offer, and a wholly owned subsidiary of Live Oak merged with and into Navitas Delaware, with Navitas Delaware surviving the merger. As a result, Legacy Navitas became a wholly owned subsidiary of Live Oak effective October 19, 2021. At the closing of the Business Combination, Live Oak changed its name to Navitas Semiconductor Corporation ("Navitas").
References to the “Company” in these financial statements refer to Legacy Navitas and its predecessors before the consummation of the Business Combination, or to Navitas Semiconductor Corporation after the Business Combination, as the context suggests.
The Company was founded in 2013 and has since been developing next-generation power semiconductors including gallium nitride (GaN) power integrated circuits (ICs), silicon carbide (SiC) and associated high-speed silicon system controllers and digital isolators used in power conversion and charging. The Company presently operates as a product design house that contracts the manufacturing of its chips and packaging to partner suppliers. Navitas maintains its operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan, Thailand and the Philippines, with principal executive offices in Torrance, California.
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
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
Acquisitions
In June 2022, the Company acquired VDDTech for $1.9 million in cash and stock, and in August 2022 the Company acquired GeneSiC for $246.2 million in cash and stock. See Note 18, Business Combinations, for more information.
Basis of Consolidation
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

The consolidated financial statements include the accounts of a former Joint Venture, an entity in which the Company has a controlling interest (see Note 19, Noncontrolling Interest). The Company reports noncontrolling interests of the consolidated entities as a component of equity separate from the Company’s equity. All material intercompany transactions between and among the Company and its consolidated subsidiaries have been eliminated in the consolidation. The Company’s net income (loss) excludes income (loss) attributable to the noncontrolling interests.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
On an ongoing basis, management evaluates the assumptions used in making estimates, including those related to (i) the collectability of accounts receivable; (ii) write-down for excess and obsolete inventory; (iii) warranty obligations; (iv) the value assigned to and estimated useful lives of long-lived assets; (v) the realization of tax assets and estimates of tax liabilities and tax reserves; (vi) recoverability of intangible assets; (vii) the computation of share-based compensation; (viii) accrued compensation and other expenses; and (ix) the recognition of revenue. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third-party valuation specialists to assist with estimates related to the valuation of intangible assets, stock options, restricted common stock awards, Earnout Shares and warrants. Such

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results could differ from those estimates.
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
delivered. The Company has also elected the practical expedient to expense commissions when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.
The majority of sales to international customers that are shipped from the Company’s or its vendor’s facility outside of the United States are pursuant to EX Works, or EXW, shipping terms, meaning that control of the product transfers to the customer upon shipment from the Company’s or its vendors’ foreign warehouse.
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

Business Combinations

We account for business combinations using the acquisition method of accounting, in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”. The acquisition method requires identifiable assets acquired and liabilities assumed be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill.

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

Valuation of Contingent Consideration Resulting from a Business Combination

In connection with certain acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified milestone events. We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each quarter thereafter, we revalue these obligations and record increases or decreases in their fair value within our Statement of Operations until such time as the specified milestone achievement period is complete.

Increases or decreases in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones. Significant judgment is employed in

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on our results of operations in any given period. Actual results may differ from estimates.
Inventory
Inventory (which consist of costs associated with the purchases of wafers from foundries and of packaged components from offshore assembly manufacturers, as well as internal labor and overhead, including depreciation and amortization, associated with the testing of both wafers and packaged components) are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews inventory for potential obsolescence based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. Inventory items determined to be impaired are reduced to their net realizable values.
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
The expected volatility of the awards is typically based on historical volatility of selected public companies within the Company’s industry. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury notes with a term approximately equal to the expected term of the awards. The expected dividend rate is zero as the Company currently has no history or expectation of cash dividends on its common stock. The Company has adopted the practical expedient for determining the expected term of stock option awards, which is the midpoint between the end of the vesting term and the expiration of the award. The Company has elected to account for forfeitures as they occur.
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
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
The Company has no unrecognized tax benefits at December 31, 2022 and 2021. The Company’s federal and state income tax returns since inception are open and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. When necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued interest and penalties at December 31, 2022 and 2021.
Accounts receivable
Accounts receivable are reported as the amount management expects to collect from outstanding balances. Management performs an analysis of the current status of each individual customer account to determine the appropriate level for the allowance for doubtful accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off against the allowance for doubtful accounts. As of December 31, 2022 and 2021, all receivables were considered collectible.
Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company categorizes its financial assets and liabilities measured at fair value into a hierarchy that categorizes fair value measurements into the following three levels based on the types of inputs used in measuring their fair value:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities;
Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and
Level 3: Unobservable inputs reflecting the Company’s own assumptions.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
The 8,433,333 warrants issued in connection with Live Oak’s Initial Public Offering (the “Public Warrants”), the 4,666,667 Private Placement Warrants and the Earnout Shares associated with Vested Shares are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments and earnout shares as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The Public Warrant quoted market price was used as the fair value for the Public Warrants and the Private Placement Warrants as of each relevant date. The Earnout shares were valued using a Monte Carlo analysis. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of significant current assets or require the creation of current liabilities. There were no outstanding warrants as of December 31, 2022.
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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired. The carrying value of goodwill is reviewed for possible impairment in accordance with the authoritative guidance on goodwill, intangibles and other. The Company assesses possible impairments to goodwill at least annually, or more frequently when events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value.
Cash and Cash Equivalents
The Company considers cash invested in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents.
Foreign Currency Risk and Foreign Currency Translation
As of December 31, 2021, the Company’s primary transactional currency was U.S. Dollars. Gains and losses arising from the remeasurement of non-functional currency balances are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company realized a foreign exchange transaction net loss of $0.1 million in both 2022 and 2021.
The functional currencies of the Company’s non-U.S. subsidiaries are the U.S. Dollar. Accordingly, all monetary assets and liabilities are translated into U.S. Dollars at the current exchange rates as of the applicable balance sheet date. Non-monetary assets and liabilities into U.S. Dollars at the applicable historical rates. Revenues and expenses are translated at either the average exchange rate prevailing during the period or historical rates as applicable.
Advertising
Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred and amounted to $0.1 million and $0.3 million in 2022 and 2021, respectively.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
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
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” under ASC 842, and also issued subsequent amendments under ASU No. 2019-10 and ASU No. 2020-05 (collectively ASC 842), which supersedes lease accounting and disclosure requirements in ASC 840. On January 1, 2022, the Company adopted ASC 842 and the related amendments. ASC 842 requires lessees to (i) recognize a right of use asset and a lease liability that is measured at the present value of the remaining lease payments, on the consolidated balance sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease related cash payments within operating and financing activities. The Company recognized approximately $1.6 million of operating lease right-of-use assets and $1.7 million operating lease liabilities on the consolidated balance sheets upon adoption on January 1, 2022.
Upon adoption, the Company elected practical expedients to: (i) not separate lease components from nonlease components for real estate; and (ii) exclude leases with an initial term of 12 months or less (“short-term” leases) from the consolidated balance sheets and will recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term. See Note 7 – Leases for additional information and incremental disclosures related to the adoption of this standard.
Recently Issued Accounting Standards

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU No. 2016-13, “Financial Instruments — Credit Losses” under ASC 326, which replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. This ASU requires entities to measure the impairment of certain financial instruments, including accounts receivable, based on expected losses rather than incurred losses. For non-public business entities, this ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, and will be effective for the Company beginning in 2023. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
3. INVENTORY
Inventory consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$4,314	$60
Work-in-process	9,166	9,945
Finished goods	5,581	1,973
Total	$19,061	$11,978
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Furniture and fixtures	$215	$265
Computers and other equipment	7,251	3,116
Leasehold improvements	2,054	577
	9,520	3,958
Accumulated depreciation	(2,988)	(1,656)
Total	$6,532	$2,302
For the years ended December 31, 2022 and 2021, depreciation expense was $1.0 million and $0.4 million, respectively, and was determined using the straight-line method over the following estimated useful lives:

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
The short-term nature of the Company’s cash and cash equivalents, accounts receivable, debt and current liabilities causes each of their carrying values to approximate fair value for all periods presented. Cash equivalents classified as Level 1 instruments were not material for December 31, 2022 and $159.6 million as of and December 31, 2021.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$13,064	$13,064

Total	$—	$—	$13,064	$13,064

The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$52,361			$52,361
Private warrants		$29,027		$29,027
Earnout liability			$134,173	$134,173

Total	$52,361	$29,027	$134,173	$215,561
The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the years ended December 31, 2022 and 2021.

6. GOODWILL AND INTANGIBLES

The following table presents the changes in the Company’s goodwill balance (in thousands):

Goodwill
Balance at December 31, 2021	$—
Additions to goodwill	161,527
Impairment of goodwill	—
Balance at December 31, 2022	$161,527

Refer to Note 18, Business Combinations, for further details.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

The following table presents the Company’s intangible asset balance by asset class (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(169)	$731	Straight line	2 years
Developed Technology	$49,100	$(4,603)	$44,497	Straight line	4 years
In-process R&D	$1,177	$—	$1,177	Indefinite	N/A
Patents	$33,900	$(848)	$33,052	Straight line	5-15 years
Customer Relationships	$24,300	$(911)	$23,389	Straight line	10 years
Non-Competition Agreements	$1,900	$(143)	$1,757	Straight line	5 years
Other	$1,842	$(825)	$1,017	Straight line	5 years
Total	$113,119	$(7,499)	$105,620

The following table presents the changes in the Company’s intangible asset balance (in thousands):

Intangible Assets, net
Balance at December 31, 2021	$170
Additions to intangible assets	$112,309
Amortization expense	$(6,859)
Balance at December 31, 2022	$105,620

The amortization expense was $6.9 million for the fiscal years ended December 31, 2022 and was not material the fiscal year ended December 31 2021. There were no impairment charges for the fiscal years ended December 31, 2022 or 2021.

7. LEASES:
The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from 0.7 to 5.9 years. As of December 31, 2022 no operating lease agreements contain economic penalties for the Company to extend the lease, and it is not reasonably certain the Company will exercise these extension options. Additionally, these operating lease agreements do not contain material residual value guarantees or material restrictive covenants. As of December 31, 2022, finance leases were not significant and all leases recorded on the Company’s consolidated balance sheets were operating leases.
Upon adoption of ASC 842 on January 1, 2022, the Company recorded operating lease assets of $1.6 million and lease liabilities of $1.7 million in the Company’s consolidated balance sheets. The adoption of this standard did not have a material impact on retained earnings, the consolidated statement of operations, or cash flows. The Company obtained $5.9 million in additional right-of-use assets in exchange for lease obligations during the fiscal year ended December 31, 2022. The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from nonlease components for real estate; and (ii) exclude leases with an initial term of 12 months or less (“short-term” leases) from the consolidated balance sheets and will recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term. For leases that do not have a readily determinable implicit rate, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.
Rent expense, including short-term lease cost, was $2.1 million and $1.3 million for the fiscal years ended December 31, 2022 and 2021, respectively. In addition to rent payments, the Company’s leases include real estate taxes, common area

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
maintenance, utilities, and management fees, which are not fixed. The Company accounts for these costs as variable payments and does not include such costs as a lease component. Total variable expense was $0.2 million for the fiscal year ended December 31, 2022. There were no leases that had not yet commenced as of December 31, 2022, that will create significant additional rights and obligations for the Company.

Information related to the Company right-of-use assets and related operating lease liabilities were as follows (in thousands):

December 31, 2022
Cash paid for operating lease liabilities	$1,166
Operating lease cost	1,610
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	5,883
Weighted-average remaining lease term	5.41
Weight-average discount rate	4.25% - 5.5%

Right-of-use assets and lease liabilities consisted of the following (in thousands):

December 31, 2022
Assets:
Operating lease right-of-use assets	6,381

Liabilities:
Operating lease liabilities - current	1,305
Operating lease liabilities - noncurrent	5,263
Total lease liabilities	$6,568

Maturities of lease liabilities (in thousands) due in 12-month period ending December 31,
2023	$1,632
2024	1,297
2025	1,149
2026	1,184
2027	1,220
Thereafter	1,126
$7,608
Less imputed interest	$1,040
Total lease liabilities	$6,568

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

Supplemental information for comparative periods

As of December 31, 2021 prior to the adoption of ASC 842, minimum payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year were as follows (in thousands):

Operating Leases
2022	$966
2023	585
2024	170
Total minimum payments	$1,721

8. DEBT OBLIGATIONS
On April 29, 2020, the Company entered into a loan and security agreement with a new bank (the “Term Loan”), which provided for term advances up to $8.0 million. As of December 31, 2022, this loan had been paid in full.
In connection with execution of the Term Loan, the Company issued warrants to the bank (see Note 10. Warrant Liability). The fair value of the warrants at the date of issuance was not material and was recorded as debt discount, subject to amortization using the effective interest rate method over the term of the loan. All warrants were redeemed by December 31, 2022, and amortization of debt discount and issuance costs was not significant for the years ended December 31, 2022 or 2021.
The following is a summary of the carrying value of long-term debt as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Note payable	$—	$6,933
Less: Current portion	—	(3,200)
Less: Debt discount and issuance costs	—	(17)
Note payable, net of current portion	$—	$3,716

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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
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
The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders at the Special Meeting on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of Common Stock; plus (b) up to 15,802,050 shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. As of December 31, 2022, the Company has issued 9,750,000 non-statutory stock options under the 2021 Plan.

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
The Company recognizes the fair value of stock-based compensation in its financial statements over the requisite service period of the individual grants, which generally equals a four-year vesting period, except for Long-Term Incentive Plan Stock Options discussed below. The Company uses estimates of volatility, expected term, risk-free interest rate and dividend yield in determining the fair value of these awards and the amount of compensation expense to recognize. The Company uses the straight-line method to amortize stock awards granted over the requisite service period of the award, which may be explicit or derived, unless market or performance conditions result in a graded attribution.

The following table summarizes the stock-based compensation expense recognized for the years ended December 31, 2022 and 2021:

	Years ended December 31,
(In thousands)	2022	2021
Cost of revenues	$—	$163
Research and development	19,853	6,624
Selling, general and administrative	43,435	34,617
Total stock-based compensation expense	$63,288	$41,404

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
Stock Options
Generally, stock options granted under the Plans have ten year terms and vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter. Stock options with performance vesting conditions begin to vest upon achievement of the performance condition. Expense is recognized beginning in the period in which performance is considered probable.
The Company did not grant any stock options during the fiscal year ended December 31, 2022, except for Long-term Incentive Plan Stock Options discussed below. The fair value of incentive stock options and non-statutory stock options issued was estimated using the Black-Scholes model with the following weighted-average assumptions used during the year ended December 31, 2021:

December 31, 2021
Risk-free interest rates	0.42%
Expected volatility rates	44%
Expected dividend yield	—%
Expected term (in years)	6.0
Weighted-average grant date fair value of options	$0.48
A summary of stock options outstanding as of December 31, 2022, and activity during the two years then ended, is presented below:

	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)
Outstanding at December 31, 2019	9,932	$0.17	7.9
Granted	4,359	1.06
Exercised	(205)	0.13
Forfeited or expired	(1,105)	0.17
Outstanding at December 31, 2020	12,981	$0.47	7.8
Granted	208	1.06
Exercised	(1,611)	0.16
Forfeited or expired	(81)	0.89
Cancelled	(244)	0.72
Outstanding at December 31, 2021	11,253	$0.51	6.8
Granted	—	—
Exercised	(4,356)	0.39
Forfeited or expired	(122)	0.97
Cancelled	—	—
Outstanding at December 31, 2022	6,775	$0.59	6.2
Vested and exercisable at December 31, 2022	5,331	$0.47	5.8
During the years ended both December 31, 2022 and 2021, the Company recognized $0.6 million of stock-based compensation expense for the vesting of outstanding stock options, excluding $6.0 million and $0.1 million, respectively, related to the LTIP Options described below. At December 31, 2022, unrecognized compensation cost related to unvested

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
awards totaled $0.8 million. The weighted-average period over which this remaining compensation cost will be recognized is 1.4 years.
Long-term Incentive Plan Stock Options
The Company awarded a total of 6,500,000 performance stock options (“LTIP Options”) to certain members of senior management on December 29, 2021 pursuant to the 2021 Plan. These non-statutory options are intended to be the only equity awards for the recipients over the duration of the performance period. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $8.13 based on the Black-Scholes model and a Monte Carlo simulation incorporating 500,000 scenarios. The weighted average contractual period remaining is 9.0 years. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2022. The valuation model utilized the following assumptions:

Risk-free interest rate	1.47%
Expected volatility rates	58%
Expected dividend yield	0.00%
Cost of equity (for derived service period)	9.96%
Weighted-average grant date fair value of options	$8.13
The Company recognized $5.7 million and $0.1 million of stock-based compensation expense for the years ended December 31, 2022 and 2021, respectively. The unrecognized compensation expense related to these LTIP options is $47.2 million as of December 31, 2022, compensation expense will be recognized over 3.4 years.

The Company awarded a total of 3,250,000 performance stock options (“LTIP Options”) to a member of senior management on August 15, 2022 pursuant to the 2021 Plan. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $10.00 per share and the average fair value on the grant date was $2.51. The weighted average contractual period remaining is 9.6 years. The Black-Scholes model and a Monte Carlo simulation incorporated 100,000 scenarios. The valuation model utilized the following assumptions:

Risk-free interest rates	2.82%
Expected volatility rates	63%
Expected dividend yield	—
Cost of equity (for derived service period)	14.64%
Weighted-average grant date fair value of options	$2.51

The Company recognized $0.4 million of stock-based compensation expense for the fiscal year ended December 31, 2022. The unrecognized compensation expense related to these LTIP Options is $7.8 million as of December 31, 2022, and compensation expense will be recognized over 4.0 years.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
Restricted Common Stock
In 2020, the Company awarded 531,834 common shares to an investor as consideration for consulting services. The Company recognized no expense and $0.3 million of stock-based compensation expense for vesting during the years ended December 31, 2022 and 2021, respectively, based on grant date fair value per share of $1.06. As of December 31, 2021, the awards were fully vested.
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

Additionally, the Company regularly grants RSUs to employees as a component of their compensation. A summary of RSUs outstanding as of December 31, 2022, and activity during the year then ended, is presented below:

Restricted Stock Unit Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	4,525	$9.62
Granted	10,118	7.71
Vested	(2,801)	2.93
Forfeited	(236)	—
Outstanding at December 31, 2022	11,606	$5.93

During the years ended December 31, 2022 and 2021, the Company recognized $41.9 million and $35.0 million, respectively, of stock-based compensation expense for the vesting of RSUs. At December 31, 2022, unrecognized compensation cost related to unvested RSU awards totaled $64.8 million. The weighted-average period over which this remaining compensation cost is expected be recognized is 2.8 years.

The Company implemented a yearly stock-based bonus plan in 2021 and plans to settle accrued bonus liabilities of $2.8 million related to fiscal year 2022 (included in accrued compensation expense liability on the balance sheet), by issuing a variable number of fully-vested restricted stock units to its employees in 2023. Based on the closing share price of the Company’s Class A Common Stock of $3.51 on December 31, 2022, approximately 785,442 shares would be issued, however the actual number of shares will be based on the share price at the date of settlement.
Unvested Earnout Shares
A portion of the earnout shares may be issued to individuals with unvested equity awards. While the release of these shares require achievement of the Earn-out Milestones, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million (or $11.52 per

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
share). During the years ended December 31, 2022 and 2021, the Company recognized $11.9 million and $5.2 million, respectively, of stock-based compensation expense for the vesting of earnout shares. At December 31, 2022, unrecognized compensation cost related to unvested earnout shares totaled $0.3 million. The weighted-average period over which this remaining compensation cost is expected be recognized is 0.2 years.
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

The Warrants were exercisable only during the period commencing December 7, 2021 (12 months after the consummation of Live Oak’s initial public offering) and ending on the earlier of October 19, 2026 (five years after the Closing of the Business Combination) or, in the event of redemption, the corresponding redemption date. The Company had the right to redeem not less than all of the outstanding Public Warrants on 30 days’ notice, at a redemption price of $0.01 per Warrant, if the reported closing price of the Common Stock was at least $18.00 per share for any 20 of 30 trading days ending three business days before the notice of redemption, subject to certain other conditions. The Company also had the right to redeem not less than all of the outstanding Public Warrants on 30 days’ notice, at a redemption price of $0.10 per Warrant, if the reported closing price of the Common Stock was at least $10.00 per share for any 20 of 30 trading days ending three business days before the notice of redemption, subject to certain other conditions. If the Company elected to exercise the latter right to redeem the Public Warrants for $0.10 per Warrant, and the reported closing price of the Common Stock was less than $18.00 per share for any 20 of 30 trading days ending three business days before the notice of redemption, the Company was required by the terms of the Public Warrants to concurrently redeem the Private Placement Warrants on the same terms. In addition, in such event, holders of Warrants subject to redemption would have the right to exercise their Warrants on a “cashless” basis, whereby they would receive a fractional number of shares of Common Stock per Warrant exercised before the redemption date, based on the volume weighted average price of the Common Stock for the 10 trading days following notice of redemption (the “Redemption Fair Market Value”) and the time period between the redemption date and the original expiration of the Warrants in the absence of redemption.
On February 4, 2022, the Company issued a notice of redemption that it would redeem, at 5:00 p.m. New York City time on March 7, 2022 (the “Redemption Date”), all of the Company’s outstanding Public Warrants and Private Placement Warrants to purchase shares of the Company’s Class A Common Stock that were governed by the Warrant Agreement, dated as of December 2, 2020 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), at a redemption price of $0.10 per Warrant (the “Redemption Price”). On February 22, 2022, the Company issued a notice that the “Redemption Fair Market Value,” determined in accordance with the Warrant Agreement based on the volume weighted average price of the Common Stock for the 10 trading days immediately following the date on which notice of redemption was sent, was $10.33 and, accordingly, that holders exercising Warrants on a “cashless” basis before the Redemption Date would receive 0.261 shares of Common Stock per Warrant exercised. The Warrants were exercisable by their holders until immediately before 5:00 p.m. New York City time on the Redemption Date, either (i) on a cash basis, at an exercise price of $11.50 per share of Common Stock, or (ii) on a “cashless” basis in which the exercising holder would receive 0.261 shares of Common Stock per Warrant exercised. Between December 7, 2021 (the date the Warrants became exercisable) and the Redemption Date, an aggregate of 12,722,773 Warrants were exercised (including 17,785 on a cash basis and 12,704,988 on a “cashless” basis); an aggregate of 3,333,650 shares of Common Stock were issued upon exercise of the Warrants (including 17,785 shares in respect of

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

cash exercises and 3,315,865 shares in respect of “cashless” exercises). A total of 377,187 Warrants remained outstanding and unexercised at the Redemption Date and were redeemed for an aggregate Redemption Price of $38. Prior to the redemption date, the warrants had an aggregate fair value of $81.4 million which resulted in a gain of $51.8 million due to the decrease in the fair value of the warrant liability in fiscal year ended December 31, 2022. There were no outstanding warrants as of December 31, 2022
11. EARNOUT LIABILITY
Certain of the Company’s stockholders are entitled to receive up to 10,000,000 Earnout Shares of the Company’s Class A common stock if the Earnout Milestones are met. The Earnout Milestones represents three independent criteria, each of which entitles the eligible stockholders to 3,333,333 earn-out shares per milestone met. Each Earnout Milestone is considered met if at any time 150 days following the Business Combination and prior to October 19, 2026, the volume weighted average price of the Company’s Class A common stock is greater than or equal to $12.50, $17.00 or $20.00 for any twenty trading days within any thirty trading day period, respectively. Further, the Earnout Milestones are also considered to be met if the Company undergoes a Sale. A Sale is defined as the occurrence of any of the following: (i) engage in a “going private” transaction pursuant to Rule 13e-3 under the Exchange Act or otherwise cease to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act; (ii) Class A common stock cease to be listed on a national security exchange, other than for the failure to satisfy minimum listing requirements under applicable stock exchange rules; or (iii) change of ownership (including a merger or consolidation) or approval of a plan for complete liquidation or dissolution.

These earnout shares have been categorized into two components: (i) the “Vested Shares” - those associated with stockholders with vested equity at the closing of the Business Combination that will be earned upon achievement of the Earnout Milestones and (ii) the “Unvested Shares” - those associated with stockholders with unvested equity at the closing of the Business Combination that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the Earnout Milestones. The Vested Shares are classified as liabilities in the consolidated balance sheet and the Unvested Shares are equity-classified share-based compensation to be recognized over time (see Note 9 - Share-based Compensation). The earnout liability was initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability is recorded as part of Other income (expense), net in the consolidated statement of operations.

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

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.13%	1.23%
Equity volatility rate	65.00%	55.00%

At the closing of the Business Combination on October 19, 2021, the earnout liability had an initial fair value of $96.1 million, which was recorded as a long-term liability and a reduction to additional paid in capital in the consolidated balance sheet. As of December 31, 2022 and 2021, the earnout liability had a fair value of $12.5 million and $134.2 million, respectively, which resulted in a gain in the fair value of the earnout liability of $121.7 million during the fiscal year ended December 31, 2022 due to the decrease in the fair value of the earnout liability during fiscal year 2022.

GeneSiC Earnout Liability

In connection with the merger agreement of GeneSiC Semiconductor as discussed in Note 18, the Company will pay additional contingent consideration of up to $25.0 million, in the form of cash earnout payments to the Sellers and certain

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

employees of GeneSiC, conditioned on the achievement of substantial revenue and gross profit margin targets for the GeneSiC business over the four fiscal quarters beginning on October 1, 2022 and ending on September 30, 2023. The estimated fair value of the earnout liability was determined using a Monte Carlo analysis of 20,000 simulations assuming that GeneSiC’s revenue and gross profit margins follow a geometric Browian motion over the earnout period. The valuation model utilized an assumption on the risk-free interest rate of 3.1% and equity volatility rate of 99.9%. As of December 31, 2022, the GeneSiC Earnout probability is considered remote, and a liability of $0.6 million is recorded in Earnout Liability on the Company’s Consolidated Balance Sheets.
12. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
A majority of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers.
The following customers represented 10% or more of the Company’s net revenues (in thousands):

	Year e ded December 31,
Customer	2022	2021
Distributor A	21%	*
Distributor B	16%	21%
Distributor C	14%	*
Distributor D	12%	*
Distributor E	*	19%
Distributor F	*	16%
Distributor G	*	15%
*Total customer net revenues was less than 10% of total net revenues.
Revenues by Geographic Area
The Company considers the domicile of its end customers, rather than the distributors it sells to directly, to be the basis for attributing revenues from external customers to individual countries. Revenues for the twelve months ended December 31, 2022 and 2021, were attributable to end customers in the following countries:

	Year e ded December 31,
Country	2022	2021
China	38%	74%
Europe*	32%	—%
United States	24%	18%
Rest of Asia	5%	8%
All others	1%	—%
Total	100%	100%
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
financial institutions. At times, such amounts may exceed federally insured limits. The Company has not experienced any losses on cash or cash equivalents held at financial institutions. The Company does not have any off-balance-sheet credit exposure related to its customers.
The following customers represented 10% or more of the Company’s accounts receivable:

	as of December 31
Customer	2022	2021
Distributor A	25%	*
Distributor B	19%	*
Distributor C	*	44%
Distributor D	*	14%
Distributor E	*	14%
*Total customer accounts receivable was less than 10% of total net accounts receivable.
Concentration of Supplier Risk
The Company currently relies on a single foundry to produce wafers for GaN ICs and a separate single foundry to produce SiC MOSFETs. Loss of the relationship with either of these suppliers could have a substantial negative effect on the Company. Additionally, the Company relies on a limited number of third-party subcontractors and suppliers for testing, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to the COVID-19 pandemic or natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company’s third-party subcontractors and suppliers, including the third-party foundry that supplies wafers for GaN ICs, are located in Taiwan. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Taiwan and the Philippines.

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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
A summary of the net income (loss) per share calculation is as follows (in thousands, except per share amounts):

	Year e ded December 31,
	2022	2021
Basic and diluted income (loss) per common share: (1)
Net income (loss)	$73,913	$(152,685)
Weighted-average basic common shares	133,668	39,167
Weighted-average diluted common shares	145,743	39,167
Basic net income (loss) per share attributable to common stockholders	$0.55	$(3.90)
Diluted net income (loss) per share attributable to common stockholders	$0.51	$(3.90)
(1)The Company’s potentially dilutive securities, which include unexercised stock options, unvested shares, preferred shares, earnout shares, and warrants for common and preferred shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for the fiscal year ended December 31, 2021.
Shares excluded from diluted weighted-average shares (in thousands):

	Year e ded December 31,
	2022	2021
Warrants to purchase common shares	—	13,085
Earnout shares (potentially issuable common shares)	10,000	10,000
Unvested restricted stock units and stock options	376	4,525
Stock options potentially exercisable for common shares	9,750	17,753
	20,126	45,363
14. PROVISION FOR INCOME TAXES
Income Taxes
Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
U.S. and foreign components of income (loss) before income taxes were (in thousands):

	Year e ded December 31,
	2022	2021
U.S. operations	$125,500	$(101,146)
Foreign operations	(75,425)	(51,492)
Total income (loss) before income taxes	$50,075	$(152,638)

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
The components of the provision (benefit) for income taxes are as follows (in thousands):

	December 31, 2022
	2022	2021
Current provision (benefit):
Federal	$—	$—
State	335	19
Foreign	154	28
	$489	$47
Deferred provision (benefit):
Federal	$(21,666)	$—
State	(1,603)	—
Foreign	(32)	—
	$(23,301)	$—
Total	$(22,812)	$47
The provision (benefit) for income taxes differs from the amount that would result by applying the applicable federal income tax rate to income before income taxes, as follows:

	Year e ded December 31,
	2022	2021
Provision computed at Federal statutory rate	21.0%	21.0%
Change in valuation allowance	15.6%	(8.5)%
Return to provision adjustments	(7.6)%	1.0%
Foreign income tax rate and benefit	(18.8)%	0.1%
Effect of permanent differences	0.2%	0.4%
Non deductible executive compensation	3.9%	—%
Non deductible expenses - mark to market liabilities	(72.8)%	(11.5)%
Stock based compensation	8.9%	(5.5)%
State tax, net of federal	3.3%	2.7%
Deferred tax asset and liability adjustment	—%	0.4%
Other	0.7%	(0.1)%
Total	(45.6)%	—%

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2022 and 2021, deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$50,084	$28,052
Benefit of tax credit carry-forwards	208	207
Start up costs	1,457	2,009
Capitalized software	2,029	—
Stock compensation	6,625	2,183
Other	1,654	184
Valuation allowance	(40,177)	(32,382)
	$21,880	$253
Deferred tax liabilities:
Depreciation	$(231)	$(253)
Intangibles	(23,473)	—
	$(23,704)	$(253)
Net deferred tax balance	$(1,824)	$—
During the fiscal years ended December 31, 2022 and 2021, the valuation allowance increased by $7.8 million and $13.0 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income. In the event that the Company determines, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, the Company would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position.
The Company has approximately $146.9 million and $100.1 million of federal net operating loss (“NOL”) carryforwards and approximately $4.6 million and $5.8 million of tax-effected state NOL carryforwards as of December 31, 2022 and 2021, respectively, expiring in varying amounts through 2038, with the exception Federal NOLs arising from the years ended after December 31, 2017 that may be carried forward indefinitely. Realization of the NOL carryforwards is dependent on the Company generating sufficient taxable income prior to expiration of the NOL carryforwards and these NOLs could also potentially be subject to usage limitations to the extent there are future changes in the Company’s ownership. As of December 31, 2021, the Company had a full valuation allowance on its net deferred tax assets. As a result of the 2022 acquisition of GeneSiC Semiconductor Inc. (see Note 18, Business Combinations), during 2022, the Company released $20.5 million of its U.S. federal valuation allowance. The release was primarily attributable to the $23.1 million of net federal deferred tax liability recorded on GeneSiC’s opening balance sheets that is available to offset most of the U.S. federal deferred tax assets of Navitas. As of December 31, 2022, the Company continues to maintain a valuation allowance on the remaining deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. The Company also has foreign net operating loss carry forwards of $111.9 million and $4.8 million as of December 31, 2022 and 2021, respectively. Of the foreign NOLs, $111.7 million are in Ireland and the deferred tax asset has a full valuation allowance as a result of the historical losses in the country.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021

The Company had no unrecognized tax benefits for the years ended December 31, 2022 or December 31, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the years ended December 31, 2022 and 2021.

15. COMMITMENTS and CONTINGENCIES
Purchase Obligations
At December 31, 2022, the Company’s non-cancellable contractual arrangements consisted entirely of a contract to guarantee future production capacity, of which $1.6 million remains outstanding as of year end, and lease obligations.
Employment agreements
The Company has entered into agreements with certain employees to provide severance payments to the employees for termination for reasons other than cause, death or disability. Aggregate payments that would be required to be made in the event of termination under the agreements are approximately $2.1 million. At December 31, 2022 and 2021, no terminations have occurred or are expected to occur pursuant to these arrangements and, accordingly, no termination benefits have been accrued.
Indemnification
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2022. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
Legal proceedings and contingencies
From time to time in the ordinary course of business, the Company may become involved in lawsuits, or end customers, distributors, suppliers or other third parties may make claims against the Company. The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is not currently subject to any pending actions or regulatory proceedings that either individually or in the aggregate are expected to have a material impact on its consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
16. EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company contributes a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. For the fiscal years ended December 31, 2022 and 2021, the Company made $0.5 million and $0.3 million, respectively, in matching contributions to the 401(k) plan.
17. RELATED PARTY TRANSACTIONS
Notes Receivable
The Company had outstanding interest-bearing notes receivable from an employee. The notes had various maturity dates through May 1, 2023 and bore interest at rates ranging from 1% to 2.76%. As of December 31, 2022, Note 1 has been forgiven for a loss of $0.1 million and Note 2 has been paid off in the amount of $0.1 million. The Company did not recognize significant interest income from the notes for the fiscal years ended December 31, 2022 or 2021.

	December 31, 2022	December 31, 2021
Notes receivable	$—	$206

Joint Venture
In 2021, Navitas entered into a partnership with a manufacturer of power management ICs to develop products and technology relating to AC/DC converters. Structured as a joint venture, Navitas’ initial contribution was the commitment to sell its GaN integrated circuit die at prices representing cost plus insignificant handling fees, in exchange for a minority interest, with the right to acquire the balance of the joint venture based on the future results of the venture (among other rights and obligations). The Company accounted for the investment in the joint venture as an equity-method investment. Total related party revenues recognized by the Company as a result of arrangements with its joint venture were $0.7 million and $0.4 million for the fiscal years ended December 31, 2022 and 2021, respectively, and are included in Net Revenues in the Consolidated Statements of Operations. See Note 19, Noncontrolling Interest, for more information.

Related Party License Revenue

During the second quarter of 2022, Navitas entered into a Patent License Agreement with an entity under common control with the Company’s partner in the joint venture described above. In consideration of the license rights granted, the Company recorded license fee revenue of $0.9 million during the fiscal year ended December 31, 2022. Such amounts are included in Net Revenues in the Consolidated Statement of Operations.

Related Party Investment

During the third quarter of 2022, Navitas made a $1.5 million investment in preferred interests of an entity under common control with the Company’s partner in the joint venture described above. Such investment is included in Other Assets in the consolidated balance sheet as of December 31, 2022 and is accounted for as an equity investment under ASC 321 “Investments - Equity Securities”. In accordance with ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The Company also entered into a Patent License Agreement with this entity as described above under related party license revenue.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
Related Party Advance
During the third quarter of 2022, Navitas made a $1.0 million advance to its partner in the joint venture described above in order to facilitate orders of raw materials. The outstanding amount of $0.5 million is included in Prepaid Expenses and Other Current Assets as of December 31, 2022.
Related Party Lease

The Company leases certain property from an entity that it is owned by an executive of the Company, which expires in September 2023. During the year 2022, the Company paid an immaterial amount in rental payments in relation to this lease. These payments were made at standard market rates in the ordinary course of business. The total rent obligation as of December 31, 2022 was $0.1 million through September 30, 2023.

18. BUSINESS COMBINATIONS
Acquisition of VDDTech srl

On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1.9 million in cash and stock. Based in Mont-saint-Guibert, Belgium, VDDTech creates advanced digital-isolators for next-generation power conversion. VDDTech’s net assets and operating results since the acquisition date are included in the Company’s Consolidated Statement of Operations for the fiscal year ended December 31, 2022, and were not material. Among shares issued in the transaction, the Company issued approximately 113,000 restricted shares that are subject to time based vesting and issued approximately 151,000 restricted shares that are subject to time and performance based vesting over the next four and three years, respectively. These restricted shares are subject to certain individuals maintaining employment with the Company and, therefore, are accounted for under ASC 718.

The Company recorded a preliminary allocation of the purchase price to tangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The excess of the purchase price over the fair value of tangible assets and liabilities of $1.2 million was recorded as goodwill as of June 30, 2022. Subsequent to June 30, 2022, a preliminary valuation of the intangible assets acquired was calculated at $1.2 million. During the third quarter of fiscal year 2022 the Company reclassed the goodwill to an intangible asset. Upon a final determination of the purchase price and the final valuation of the intangible assets acquired, primarily including in-process R&D, the Company will allocate the purchase price to tangible and intangible assets acquired and liabilities assumed, and adjust the excess purchase price allocated to goodwill as needed.

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

Acquisition of GeneSiC Semiconductor Inc.

On August 15, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the outstanding shares of GeneSiC Semiconductor Inc., a silicon carbide (“SiC”) pioneer with deep expertise in SiC power device design and process, based in Dulles, Virginia. Total merger consideration was $244.0 million and consisted of approximately $146.3 million of common stock, $97.1 million of cash consideration, and potential future cash earn-out payments of up to an aggregate of $25.0 million which were fair valued at $0.6 million. The acquisition was

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
accounted for as a business combination in accordance with ASC 805, “Business Combinations”. The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as the Company performs additional reviews of the assumptions used.

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

The following tables summarize the preliminary purchase consideration and the preliminary purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed (in thousands):

Merger Consideration	Fair Value ( in thousands)
Cash consideration at closing	$97,116
Equity consideration at closing	146,314
Contingent earn-out	600
Total	$244,030
Preliminary estimate of purchase price allocation
Cash and cash equivalents	$951
Accounts receivable	823
Inventory	1,539
Fixed assets	226
Other assets	5
Intangible assets	110,100
Goodwill	157,699
Total assets acquired	$271,343
Liabilities assumed:
Interest bearing debt	16
Other current liabilities	2,749
Deferred tax liabilities	24,548
Total liabilities acquired	27,313
Estimated fair value of net assets acquired	$244,030

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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
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
	$110,100

The valuations of intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows. The Company recognized approximately $5.9 million of transaction costs in the fiscal year ended December 31, 2022. These costs are recorded in “Selling, general and administrative expense” in the consolidated statements of operations. The financial results of GeneSiC have been included in the Company’s consolidated financial statements since the date of the acquisition.

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

The fair value of customer relationships was estimated using the distributor method, an income level approach (Level 3), which estimates the value of an asset based upon costs avoided through ownership of the asset. Estimated costs on projected revenues were made using historical data pertaining to sales to new and existing customers. The cash flow impact of projected cost savings, primarily avoidance of legal costs pertaining to new customers and lower commission rates applicable to existing customers than new customers, were discounted at a rate of 16% to determine the fair value.

The fair value of the trade name and trademarks was estimated using the relief from royalty method, an income approach (Level 3), because of the licensing appeal of these assets, the Company estimated the benefit of the ownership as the relief from the royalty expense that would be incurred in the absence of ownership A royalty rate was applied to the projected revenues associated with the intangible asset to determine the amount of savings, which was at a rate of 1% to determine the fair value.

The fair value of the patents was estimated using the relief from royalty method, an income approach (Level 3), because of the licensing appeal of these assets, the Company estimated the benefit of the ownership as the relief from the royalty expense that would be incurred in the absence of ownership. A royalty rate was applied to the projected revenues associated with the intangible asset to determine the amount of savings, which was at a rate of 5% to determine the fair value.

The value of the non-competition agreement was estimated using the lost income method (Level 3). Because the non-competition agreement prohibits the covenantor from competing with the Company, the fair value of the non-competition agreement can be determined by estimating cash flows that would be lost if the covenantors were to compete. Based on this method we estimated a discount rate of 16% to determine the fair value.

Discount rates for each respective intangible asset were determined by accounting for the risk associated with each asset, including required technology development and customer acquisition required to support respective projections, the uncertainty of market success and the risk inherent with projected financial results. The estimated useful lives were determined by evaluating the expected economic and useful lives of the assets and of similar intangible assets from

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
comparable business combinations and adjusting accordingly after taking into account circumstances that may be unique to GeneSiC. Net tangible assets and intangibles assets assumed as well as goodwill recognized are presented as continuing operations in the consolidated balance sheets.

The following unaudited pro forma financial information presented in the table below is provided for illustrative purposes only and is based on the historical financial statements of the Company and presents the Company’s results as if the business combination had occurred as of January 1, 2021 (in thousands):

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
	Year e ded December 31,
	2022	2021
Revenue	$48,615	$38,145
Net income (loss)	$72,279	$(162,744)
Basic net income (loss) per share	$0.54	$(2.54)
Diluted net income (loss) per share	$0.50	$(2.54)

The unaudited pro forma financial information may not be indicative of the results of operations that the Company would have attained had the business combination occurred as of January 1, 2021, nor is the pro forma financial information indicative of the results of operations that may occur in the future.

19. NONCONTROLLING INTEREST

In July 2021, the Company formed a joint venture for the purpose of conducting research and development on technology in the area of AC/DC converters for chargers and adapters.

On August 19, 2022, the Company obtained control of the joint venture, and no consideration was paid pursuant to the Change of Control Agreement. The Company consolidated the fair value of the net assets of the joint venture as of August 19, 2022, and the Company reports noncontrolling interests of the joint venture as a component of equity separate from the Company’s equity. The fair value of the noncontrolling interest and net assets is based on preliminary estimates. The Company’s net income (loss) excludes income (loss) attributable to the noncontrolling interests. The preliminary fair value of the joint venture was determined based on a multiple of future annual revenues with a discount rate of 30%. In connection with the consolidation, the Company reacquired a patent license, which was fair valued at $1.0 million based on comparable transactions during the year, and will be amortized over a five year term. Goodwill of $3.1 million was recorded in connection with this transaction.

The carrying value of the non-controlling interest as of December 31, 2022 (in thousands):

Entity	Carrying Value of Non-Controlling Interest as of August 19, 2022	Net loss Attributable to the Non-Controlling Interest	Carrying Value of Non-Controlling Interest as of December 31, 2022
Former Joint Venture	$4,654	$(1,026)	$3,628

20. SUBSEQUENT EVENTS
On January 19, 2023, the Company announced an agreement to acquire the remaining minority interest in its silicon control IC joint venture from Halo Microelectronics for a purchase price of $20 million in Navitas stock (see Note 19,

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020
($ in thousands, except per share amounts and where noted)
Noncontrolling Interest). As Navitas was already the majority shareholder, financial results from the joint venture have already been reflected in Navitas’ historical financial statements. The transaction was completed on February 13, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.
Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022 and based on this evaluation, have concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2022.

Under Rule 13a-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

65

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an assessment of our internal control over financial reporting as of December 31, 2022. As a result of this evaluation, management identified the following material weaknesses in internal control, which continue to exist as of December 31, 2022:

Management concluded that we lack a sufficient number of trained professionals with technical accounting expertise to identify, evaluate, value and account for complex and non-routine transactions, including revenue and stock-based compensation. We also found we have insufficient accounting resources to maintain appropriate segregation of duties, including to ensure journal entries are reviewed by personnel independent of the preparer. As a result, we performed additional analysis we deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

While these material weaknesses did not result in material misstatements of the Company’s financial statements as of and for the year ended December 31, 2022, these material weaknesses create a reasonable possibility that a material misstatement of account balances or disclosures in our consolidated financial statements may not be prevented or detected in a timely manner. Accordingly, the Company concluded that the deficiencies represent material weaknesses in its internal control over financial reporting and that internal control over financial reporting was not effective as of December 31, 2022.

This annual report does not include an attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, under the transitional rules of the Securities and Exchange Commission applicable to emerging growth companies.

Management’s Remediation Plan

The Company’s remediation efforts are ongoing, and it will continue its initiatives to implement and document policies and procedures and strengthen the Company’s internal control environment. Remediation of the identified material weaknesses and strengthening the Company’s internal control environment will require a substantial effort throughout 2023. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. In addition, it is possible that certain controls the Company plans to implement in 2023 will not have operated for a sufficient period of time in 2023 to test their operating effectiveness as part of the Company’s evaluation of internal control over financial reporting as of December 31, 2023 and may extend to the following year.

To remediate the material weaknesses described above, the Company is pursuing the following remediation steps:

•The Company has added a SEC reporting manager to the accounting team with technical accounting experience.
•The Company has outsourced complex technical accounting matters to an external third party to provide assistance to the Company when such accounting matters arise.
•The Company has identified a system generated report from its accounting system that identifies if edits were made to journal entries and posted without review. On at least a quarterly basis, management will review this report to ensure journal entries are valid.

Changes in Internal Control Over Financial Reporting

On August 15, 2022, we acquired GeneSiC and, as a result, we have completed integrating certain processes, systems and controls relating to GeneSiC into our existing system of internal control over financial reporting in accordance
65

with our integration plans as of December 31, 2022. Except for certain processes, systems and controls relating to the integration of GeneSiC, during the year ended December 31, 2022, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

As described above under “Management's Remediation Plan”, we are taking actions to remediate the material weaknesses in our internal control over financial reporting. Except as described above, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Announcement of 2023 Annual Stockholders’ Meeting Date and Related Information

Our 2023 annual meeting of stockholders is scheduled to be held on Thursday, June 8, 2023, at 9:30 a.m., at our principal executive offices located at 3520 Challenger Street, Torrance, California 90503. The record date for determining stockholders entitled to notice of the meeting, and to vote on proposals to come before the meeting, is April 17, 2023. This announcement does not constitute a notice of a meeting of stockholders for purposes of Delaware law or under our bylaws, nor is this announcement a solicitation of proxies for the meeting. We expect to begin mailing the Notice of Meeting and a Notice of Internet Availability of Proxy Materials to eligible stockholders on or about April 27, 2023, which will contain instructions on how to access the proxy statement and related materials for the meeting. Stockholders should be aware of the following applicable deadlines in connection with the meeting.

Proposals Governed by Rule 14a-8 Under the Exchange Act. Pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), since the 2023 annual meeting is being held more than 30 days before the first anniversary of the 2022 annual meeting, any proposal that a stockholder intends to be presented at the 2023 annual meeting via the company’s proxy statement and form of proxy must be received by our corporate secretary at our principal executive offices at the address below no later than a reasonable time before we begin to print and send proxy materials for the 2023 meeting. In connection with the 2023 annual meeting, we expect to file a proxy statement with the SEC and begin mailing a Notice of Internet Availability of Proxy Materials to eligible stockholders on or about April 27, 2023. Stockholder proposals received after the deadline will be considered untimely under Rule 14a-8.

Stockholder Nominations of Candidates for Director and Other Business. If a stockholder desires to bring before the 2023 annual meeting a director nomination or other matter that is not the subject of a proposal meeting the requirements of Rule 14a-8 for inclusion in the company’s 2023 proxy statement, the stockholder must follow procedures outlined in our bylaws in order to personally present the proposal at the meeting. One of the procedural requirements is providing timely notice in writing of the director nomination or other business the stockholder proposes to bring before the meeting. Since our 2023 annual meeting is being held more than 30 days before the first anniversary of the date of the 2022 annual meeting, to be timely the written notice must be received no later than the close of business on the 10th calendar day following the date of this announcement.

In addition, to comply with the “universal proxy rules” recently promulgated by the SEC, stockholders who intend to solicit proxies in support of director nominees other than the company’s nominees for election at the 2023 annual meeting must provide notice to the company at the address below, setting forth the information required by Rule 14a-19 under the Exchange Act, no later than the 10th calendar day following the date of this announcement.

We reserve the right to decline to include in our proxy materials any stockholder’s proposal that does not comply with the rules of the SEC. Our bylaws are included as Exhibit 3.2 to this annual report on Form 10-K. We will furnish paper copies
66

of the applicable bylaw provisions that set forth the requirements for a stockholder’s written notice, upon written request to the corporate secretary at the address below, or by telephoning (844) 654-2642.

The address of the corporate secretary is:

Navitas Semiconductor Corporation 3520 Challenger Street Torrance, CA 90503-1640 Att’n: Corporate Secretary
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with our 2023 annual stockholders' meeting within 120 days of the fiscal year ended December 31, 2022 (our “Proxy Statement”).

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement.
Item 13. Certain Relationships and Related Person Transactions.

The information required by this item is incorporated by reference to our Proxy Statement.
Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement and Plan of Reorganization, dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Live Oak Merger Sub Inc. and Navitas Semiconductor Limited, including as domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC (“Legacy Navitas”)	S-4	333-256880	2.1	6/8/2021

2.2	Agreement and Plan of Merger, dated as of August 15, 2022, by and among Navitas Semiconductor Corporation, Gemini Acquisition LLC, GeneSiC Semiconductor Inc., Ranbir Singh and The Ranbir Singh Irrevocable Trust dated February 4, 2022	10-Q	001-39755	2.1	11/14/2022

3.1	Second Amended and Restated Certificate of Incorporation of Navitas Semiconductor Corporation	8-K	001-39755	3.1	10/25/2021

3.2	Amended and Restated Bylaws of Navitas Semiconductor Corporation	8-K	001-39755	3.2	10/25/2021

4.1*	Description of Registrant’s Securities

10.1†	Navitas Semiconductor Corporation 2021 Equity Incentive Plan	8-K/A	001-39755	10.5	11/15/2021

10.2†	Form of Restricted Stock Unit Agreement	8-K	001-39755	10.6	10/25/2021

10.3†	Form of Stock Option Agreement	8-K	001-39755	10.7	10/25/2021

10.4†	Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan	S-4/A	333-256880	10.16	8/23/2021

10.5	Warrant Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39755	4.1	12/8/2020

10.6	Private Placement Warrants Purchase Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.4	12/8/2020

10.7	Registration Rights Agreement, dated December 2, 2020, among Live Oak Acquisition Corp. II, Live Oak Sponsor Partners II, LLC and certain other security holders named therein	8-K	001-39755	10.3	12/8/2020

10.8	Administrative Support Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	12/8/2020

10.9	Promissory Note, dated August 12, 2020, issued to Live Oak Sponsor Partners II, LLC	S-1	333-249854	10.2	11/4/2020

10.10†	Form of Indemnification Agreement	8-K	001-39755	10.4	10/25/2021

10.11	Shareholder Tender and Support Agreement, dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.1	5/7/2021

10.12	Lock-Up Agreement (Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.2	5/7/2021

10.13	Lock-Up Agreement (VPs), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.3	5/7/2021

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
10.14	Lock-Up Agreement (Non-Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.4	5/7/2021

10.15	Letter Agreement, dated December 2, 2020, among Live Oak Acquisition Corp. II, its officers and directors and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.1	12/8/2020

10.16	Investment Management Trust Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Continental Stock Transfer & Trust Company, as trustee	8-K	001-39755	10.2	12/8/2020

10.17	Sponsor Letter Agreement, dated May 6, 2021, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	5/7/2021

10.18†	Form of Indemnity Agreement	S-1/A	333-249854	10.8	11/18/2020

10.19	Amendment to Letter Agreement, dated May 6, 2021. among Live Oak Acquisition Corp. II, its officers and directors and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	5/7/2021

10.20†	Employment Agreement of Gene Sheridan, dated as of May 6, 2021	S-4/A	333-256880	10.14	8/23/2021

10.21†	Employment Agreement of Daniel Kinzer, dated as of May 6, 2021	S-4/A	333-256880	10.15	8/23/2021

10.22†	Employment Agreement of Todd Glickman, dated as of May 6, 2021	8-K	001-39755	10.2	10/25/2021

10.23	Backstop Agreement, dated as of August 20, 2021, among Live Oak Acquisition Corp. II, Live Oak Sponsor Partners II, LLC and Encompass Capital Advisors LLC	S-4/A	333-256880	10.17	8/23/2021

10.24	Form of PIPE Subscription Agreement	8-K	001-39755	10.6	5/7/2021

10.25	Sponsor Letter Agreement, dated October 6, 2021, among Live Oak Sponsor Partners II, LLC, Live Oak Acquisition Corp. II and Navitas Semiconductor Limited	8-K	001-39755	10.3	10/7/2021

10.26	Forward Purchase Agreement, dated October 6, 2021, between ACM AART VII A LLC and Live Oak Acquisition Corp. II	8-K	001-39755	10.2	10/7/2021

10.27†	Stock Repurchase Agreement, dated March 4, 2022, between Todd Glickman and Navitas Semiconductor Corporation	10-Q	001-39755	10.5	5/16/2022

10.28†	Employment Offer Letter, dated May 17, 2022, between Ron Shelton and Navitas Semiconductor Corporation	10-Q	001-39755	10.1	8/15/2022

10.29†	Registration Rights Agreement, dated August 15, 2022, among Navitas Semiconductor Corporation, Ranbir Singh and The Ranbir Singh Irrevocable Trust dated February 4, 2022	10-Q	001-39755	10.1	11/14/2022

10.30†	Navitas Semiconductor 2022 Employee Stock Purchase Plan	10-Q	001-39755	10.2	11/14/2022

21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________________________
†    Management contract or compensatory arrangement.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Name:	Gene Sheridan
Title:	President and Chief Executive Officer

Date:	April 3, 2023

Each person whose signature appears below constitutes and appoints Ron Shelton and Paul D. Delva as his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene Sheridan Gene Sheridan	President, Chief Executive Officer and Director (principal executive officer)	April 3, 2023
/s/ Ron Shelton Ron Shelton	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 3, 2023
/s/ Daniel Kinzer Daniel Kinzer	Chief Operating Officer, Chief Technology Officer and Director	April 3, 2023
/s/ Richard J. Hendrix Richard J. Hendrix	Director	April 3, 2023
/s/ Brian Long Brian Long	Director	April 3, 2023
/s/ David Moxam David Moxam	Director	April 3, 2023
/s/ Dipender Saluja Dipender Saluja	Director	April 3, 2023
/s/ Gary K. Wunderlich, Jr. Gary K. Wunderlich, Jr.	Director	April 3, 2023

65

65