Form 10-K/A
period 2022-12-31
Navitas Semiconductor Corp
filed 2023-04-14
CIK 1821769

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $352,276,365.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 160,891,870 shares of Class A Common Stock and 0 shares of Class B Common Stock were outstanding at March 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
In accordance with General Instruction G(3) to Form 10-K, we are filing this amendment no. 1 on Form 10-K/A solely for the purpose of including the items comprising Part III of Form 10-K. We are not amending or modifying any financial or other information included in Parts I and II or any exhibits of our original annual report on Form 10-K for the fiscal year ended December 31, 2022, which we filed with the SEC on April 3, 2023. Part III information was omitted from our original Form 10-K in reliance on General Instruction G(3), which permits that information to be incorporated by reference from a registrant’s definitive proxy statement if the proxy statement is filed within 120 days after fiscal year-end. The reference on the cover page of our original Form 10-K to such incorporation by reference has been deleted, and this amendment amends and restates in their entirety the cover page and Items 10 through 14 of Part III of our original Form 10-K. We are also amending Item 15 and the Exhibit Index to include an employment agreement of a named executive officer as Exhibit 10.31, and to include currently dated certifications of our CEO and CFO.

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

References to “Navitas,” the “Company,” “we,” “our” and “us” refer to Legacy Navitas and its predecessors and consolidated subsidiaries before the Business Combination, or to Navitas Semiconductor Corporation and its consolidated subsidiaries after the Business Combination, as the context suggests.

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

Please see the Summary of Risk Factors beginning on page 5 of our original Form 10-K, and the more detailed discussion in Part I, Item 1A (Risk Factors) beginning on page 15 of our original Form 10-K for additional information about many of the risks we are exposed to in the normal course of our business.

(i)

(ii)

Part III
Item 10. Directors, Executive Officers and Corporate Governance.

Structure of the Board of Directors and Directors’ Terms of Office

Under our second amended and restated certificate of incorporation (which we refer to simply as our certificate of incorporation), our board of directors is divided into three classes, with members of each class serving staggered three-year terms. The current composition of the board of directors was stipulated by the Business Combination Agreement and, accordingly, the initial terms of board members began on October 19, 2021 upon the closing of the Business Combination. In accordance with our certificate of incorporation, the initial terms of Class I directors expired at our 2022 annual stockholders’ meeting, at which meeting those directors were reelected to three-terms expiring on the date of our 2025 annual stockholders’ meeting. Class II directors have initial terms that will expire at our 2023 annual stockholders’ meeting (which we have announced is scheduled to be held on June 8, 2023), and Class III directors have initial terms that will expire at our 2024 annual stockholders’ meeting, or in each case when the director’s successor is duly elected and qualified or upon the director’s earlier resignation, removal or death.

Executive Officers and Directors; Standing Committees of the Board

The following table lists the names, ages as of March 31, 2023, and positions of our executive officers and directors. For each director, the table indicates the year of the annual stockholders’ meeting at which the director’s term is scheduled to expire as discussed above, as well as the standing committees of the board and the roles of directors currently serving on each committee. Executive officers do not serve on board committees. Executive officers serve in their respective offices until their successors are appointed by the board. Brief biographies of our executive officers and directors follow the table.

Name	Age	Position(s)	Director term expires	Board Standing Committees and Director Roles
				Audit Committee (1)	Compensation Committee (2)	Nominating and Governance Committee (2)
Gene Sheridan	57	President, Chief Executive Officer, Class I Director, Chair of the Board	2025
Dan Kinzer	65	Chief Operating Officer, Chief Technology Officer, Class I Director	2025
Ron Shelton	61	Senior Vice President, Chief Financial Officer and Treasurer
Ranbir Singh	53	Executive Vice President, GeneSiC Business
Brian Long	66	Lead Independent Director, Class II Director	2023	Member	Member	Member
David Moxam	66	Class II Director	2023	Member	Chair
Dipender Saluja	58	Class II Director	2023			Chair
Richard Hendrix	57	Class III Director	2024	Chair	Member
Gary Wunderlich	53	Class III Director	2024			Member

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

Executive Officers

Gene Sheridan. Mr. Sheridan is our President and Chief Executive Officer, and is the Chair and a Class I member of our board of directors. His current term of office as a director is scheduled to expire at the 2025 annual stockholders’ meeting. Mr. Sheridan co-founded Navitas and has served as President, Chief Executive Officer and member of the Navitas board since 2014. Mr. Sheridan has over 25 years of experience in the power management and semiconductor industry. From 2013 through 2015, Mr. Sheridan served as Chief Executive Officer of Empower Semiconductor, a provider of power management services, and since then has served as its board chairman. From 2011 through 2013, he served as Senior Vice President and General Manager, Wireless Products Group at SMSC (now part of Microchip Technology, Inc.), a provider of mixed-signal, analog and Flash-IP solutions. From 2006 to 2011, he served as Chief Executive Officer of BridgeCo (now part of Microchip Technology, Inc.), a networking media semiconductor company. Prior to that, Mr. Sheridan held various roles at International Rectifier, a power management technology company (now part of Infineon Technologies), from 1988 to 2006, including Vice President, Processor Power Group and Vice President, Consumer & Communications Business Unit. Mr. Sheridan received a Bachelor of Science, Electrical Engineering (BSEE) in 1988 from Clarkson University.

We believe Mr. Sheridan is qualified to serve on our board due to his extensive executive management and power management and semiconductor industry leadership experience as well as his deep knowledge of Navitas’ technology and business operations.

Dan Kinzer. Mr. Kinzer is our Chief Operating Officer and our Chief Technology Officer and is a Class I member of our board whose term of office as a director is scheduled to expire at the 2025 annual stockholders’ meeting. He co-founded Navitas and has been a member of the Navitas board since 2014. He has served as Navitas’ Chief Technology Officer and Chief Operating Officer since 2014. Mr. Kinzer has over 30 years of experience as a senior technology executive leading research and development at semiconductor and power electronics companies. His experience includes developing advanced power device and IC platforms, wide bandgap gallium nitride (GaN) and silicon carbide (SiC) device design, integrated circuit (IC) and power device fabrication processes, advanced IC design, semiconductor package development and assembly processes, and design of electronic systems. From 2007 through 2014, Mr. Kinzer was Senior Vice President and Chief Technology Officer at Fairchild Semiconductor (now part of ON Semiconductor). Prior to that, he served in various positions, including Vice President of Research & Development and Director of Power IC Development at International Rectifier from 1988 through 2007. Mr. Kinzer holds a Bachelor of Science in Engineering, Department of Aerospace and Mechanical Sciences Program in Engineering Physics, from Princeton University.

We believe Mr. Kinzer is qualified to serve on our board due to his executive management and semiconductor and power electronics industry leadership experience as well as his deep knowledge of Navitas’ technology and business operations as Chief Technology Officer and Chief Operating Officer.

Ron Shelton. Mr. Shelton joined Navitas and became our Chief Financial Officer and Treasurer on May 17, 2022. He was previously Chief Financial Officer of Adesto Technologies Corporation, a provider of application-specific semiconductors and embedded systems for Internet-of-Things (“IoT”) devices used in industrial, consumer, communications and medical applications, from 2011 to 2020. Mr. Shelton is currently a member of the board of directors and an officer of Parabellum Acquisition Corp. (NYSE: PRBM), a blank check company incorporated in February 2021 for the purpose of effecting a business combination with one or more businesses. In September 2021 Parabellum announced its intention to focus its search for a business combination target on companies that are actively engaged in IoT technology in various segments. Mr. Shelton has significant transactional experience and has been involved in various transactions with an aggregate value of over $2 billion, including mergers and acquisitions, IPOs, debt and equity financings, joint ventures, strategic investments, and technology licensing. Mr. Shelton has a bachelor’s degree in economics from Stanford University.

Ranbir Singh. Dr Singh joined Navitas as Executive Vice President, GeneSiC Business, on August 15, 2022, upon the closing of our acquisition of GeneSiC Semiconductor Inc. (“GeneSiC”). Dr. Singh was previously President and CEO of GeneSiC, which he founded in 2004. Prior to that he conducted research on silicon carbide (SiC) power devices, first at Cree Inc. and then at the National Institutes of Standards and Testing (NIST). Dr. Singh has published on a wide range of SiC and power technology subjects, including PiN, JBS and Schottky diodes, MOSFETs, IGBTs, Thyristors and field-

controlled thyristors. He received Ph.D. and M.S. degrees in Electrical and Computer Engineering from North Carolina State University and a B. Tech. degree from the Indian Institute of Technology, Delhi.

Non-Employee Directors

Brian Long. Mr. Long is a Class II member of our board whose term of office as a director is scheduled to expire at the 2023 annual stockholders’ meeting (which we have announced is scheduled to be held on June 8, 2023). Mr. Long has been a member of our board of directors since 2015 and, since the consummation of the Business Combination he has served as Lead Independent Director. He is a member of the audit committee, compensation committee, and nominating and governance committee. Mr. Long is a founder and has served as Managing Partner of Atlantic Bridge Capital, a venture capital firm, since 2004. Prior to that, he co-founded and from 1993 to 2003 served as Chief Executive Officer of CEVA (Parthus), a semiconductor company which went public. Mr. Long also co-founded and was chairman of GloNav Inc. (now part of NXP), from 2006 to 2008, which developed the first single-chip GPS solutions used on Samsung Galaxy mobile phones. Mr. Long is an investor and currently serves as a board member of various technology companies, including Intel Movidius since 2013, Quixey since 2012 and Hedvig Inc. since 2013. Previous investment and board seats include Maginatics, Inc. (now part of EMC), Ozmo Devices (now part of Atmel), BridgCo (now part of SMSC), Silicon Blue Technologies (now part of Lattice Semiconductor) and Osmetta Inc. (now part of Facebook). Mr. Long holds a Master’s in Electronic Engineering from Trinity College, Dublin.

We believe Mr. Long is qualified to serve on our board based on his experience as a board member of technology companies and his investing experience.

David Moxam. Mr. Moxam is a Class II member of our board whose term of office as a director is scheduled to expire at the 2023 annual stockholders’ meeting (which we have announced is scheduled to be held on June 8, 2023). He is also chair of the compensation committee and a member of the audit committee. He has been a member of our board of directors since 2014. Mr. Moxam is a founder and has been the Managing Partner of Malibu IQ, LLC, a venture capital firm, since 2011. Malibu IQ was an original investor in Navitas. Mr. Moxam was a founder of Authentix, Inc., a global provider of authentication and information services to central banks and global pharmaceutical and energy companies, and served as its Chief Executive Officer from 2002 to 2012. Prior to Authentix, he was President of the Global Financial division of EDS Corp., which went public in 1996. He is the Executive Chairman and serves as a board director at Decisio Health, Inc., the first FDA-accepted clinical decision support software platform for clinical care in hospitals that aims to improve clinical outcomes. Mr. Moxam was a founding member of the board of directors at PeopleShores PBC, a technology services provider and impact sourcing partner for socially conscious corporations, since 2017. Mr. Moxam has received various recognitions, including the Queen’s Award for Enterprise in the U.K., and he was an Ernst & Young Entrepreneur of the Year for Technology in the U.S. Mr. Moxam holds graduate diplomas in Physics and Business Administration from Laurentian University in Canada and has participated in corporate executive programs with INSEAD, an international business school in France.

We believe Mr. Moxam is qualified to serve on our board based on his experience as a member of the Navitas board and his executive and board level experience at disruptive technology companies.

Dipender Saluja. Mr. Saluja is a Class II member of our board whose term of office as a director is scheduled to expire at the 2023 annual stockholders’ meeting (which we have announced is scheduled to be held on June 8, 2023). He is also chair of the nominating and governance committee. He has been a member of our board since 2015. Mr. Saluja has served as Managing Director of Capricorn Investment Group, an investment firm, since 2006. Prior to Capricorn Investment Group, he served in various operating roles at Cadence Design Systems, an electronic design company, from 1990 to 2006. Mr. Saluja currently serves on the boards of QuantumScape (NYSE: QS), Joby Aviation, Inc. (NYSE: JOBY) and several private companies. Mr. Saluja also currently serves as a Commissioner of the Global Commission to End Energy Poverty (GCEEP), on the leadership council of Cyclotron Road, on the Investment Advisory Committee of the PRIME Coalition, on the Investment Council of CalStart, and on the Advisory board of the Institute On The Environment.

We believe Mr. Saluja is qualified to serve on our board because of his extensive operational, management, strategy, investment and directorship experience, particularly in the areas of technology, electronics, semiconductors, transportation, renewable energy and cleantech.

Richard Hendrix. Mr. Hendrix is a Class III member of our board whose term of office as a director is scheduled to expire at the 2024 annual stockholders’ meeting. Mr. Hendrix is chair of the audit committee and a member of the compensation committee. Mr. Hendrix served as chief executive officer and a member of the board of directors of the registrant (then named Live Oak Acquisition Corp. II (“Live Oak”)) from August 2020 to the closing of the Business Combination on

October 19, 2021. Since January 2021, Mr. Hendrix has been chief executive officer and a member of the board of directors of Live Oak Mobility Acquisition Corp., a blank check company that consummated its initial public offering in March 2020. Mr. Hendrix has also been chief executive officer and a member of the board of directors of Live Oak Crestview Climate Acquisition Corp., a blank check company, since February 2021. From January 2020 to December 2020, Mr. Hendrix served as an officer and director of Live Oak Acquisition Corp., a blank check company that consummated a business combination with Meredian Holdings Group, Inc., which was renamed Danimer Scientific, Inc. at the closing of the business combination. Mr. Hendrix continues to serve as a director of Danimer Scientific, Inc. Since March 2020, Mr. Hendrix has served as a board member of America’s Lift Chair Supplier, LLC, a medical equipment supplier. Mr. Hendrix served as chief executive officer of FBR & Co., or FBR, a capital markets firm, from 2009 to 2017, and as chairman from 2012 to 2017. Prior to FBR, Mr. Hendrix was a Managing Director in PNC Capital Markets’ investment banking group and headed PNC’s asset-backed securities business. Mr. Hendrix received his B.S. in Finance from Miami University.

We believe Mr. Hendrix is qualified to serve on our board due to his extensive finance, investment and advisory background.

Gary Wunderlich. Mr. Wunderlich is a Class III member of our board whose term of office as a director is scheduled to expire at the 2024 annual stockholders’ meeting. He also serves as a member of the nominating and governance committee. Mr. Wunderlich served as an officer of Live Oak Acquisition Corp. II from August 2020 to the consummation of the Business Combination on October 19, 2021. Since February 2022 Mr. Wunderlich has served as a Director of Valuence Merger Corp. I (NASDAQ: VMCA), a blank check company focused on combining with a merger target based in Asia, (excluding China, Hong Kong and Macau). Mr. Wunderlich has also been President, Chief Financial Officer, Secretary and a member of the board of directors of Live Oak Crestview Climate Acquisition Corp., a blank check company, since February 2021. From January 2020 to December 2020, Mr. Wunderlich served as an officer of Live Oak Acquisition Corp., a blank check company that consummated a business combination with Meredian Holdings Group, Inc., which was renamed Danimer Scientific, Inc. at the closing of the business combination. Mr. Wunderlich is co-founder and managing partner of Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across a wide range of industries. Prior to co-founding Live Oak in 2019, Mr. Wunderlich was the founder and Chief Executive Officer of Wunderlich Securities, Inc. (“WSI”), a full-service investment banking and brokerage firm, from 1996 until its merger in 2017 with B. Riley Financial, Inc. From 2016 to 2018 Mr. Wunderlich was a member of the Securities Industry and Financial Markets Association’s (“SIFMA”) National Board of Directors. He was also a founding board member of the American Securities Association from its inception in 2016 until 2018. Mr. Wunderlich also served in various capacities with the Financial Industry Regulatory Authority (FINRA) including serving on the National Advisory Board, serving on the District 5 Committee as both a Member and Chairman, and serving as a Member of the National Membership Committee. Mr. Wunderlich received a B.A. in Economics from the University of Virginia and an M.B.A. from the University of Memphis.

We believe Mr. Wunderlich is qualified to serve on our board due to his extensive investment and securities background.

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

Restrictions on Short Sales or Speculative Transactions by All Directors and Employees

The board of directors believes that it is undesirable for our directors, officers and employees to engage in hedging or speculative transactions that may put the personal gain of the insider in conflict with the best interests of Navitas and its stockholders, or otherwise give the appearance of impropriety. Therefore, under Navitas’ Insider Trading Policy, directors, officers and employees of Navitas and its affiliates, whether or not in possession of material non-public information, are prohibited from (a) entering into hedging or monetization transactions (including but not limited to zero-cost collars, prepaid variable forwards, equity swaps, puts, calls, collars, forwards and other derivative instruments), (b) trading in options, warrants, puts and calls or similar instruments on our securities on margin, and (c) selling our securities “short” (i.e., selling stock that is not owned and borrowing the shares to make delivery).

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation earned for the years indicated by (i) our chief executive officer and (ii) the two most highly compensated executive officers in 2022, other than the chief executive officer, who were serving as executive officers at the end of 2022 (our “named executive officers”). In addition, the table sets forth the compensation earned by Dan Kinzer, who is a director of Navitas although not a “named executive officer” as defined by SEC regulations. Mr. Shelton and Dr. Singh joined the company in May and August, 2022, respectively, and thus did not receive compensation from the company in 2021.

Name and principal position	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($)(3)	All Other Compensation ($) (4)	Total ($)

Gene Sheridan President and Chief Executive Officer, and Class I Director	2022	$443,750	$250,000	—	—	$12,200	$705,950
	2021	$375,000	$995,281	$28,810,080	$26,422,500	$11,600	$56,614,461

Ron Shelton Senior Vice President, Chief Financial Officer and Treasurer	2022	$204,175	$51,042	$2,428,717	—	—	$2,683,934

Ranbir Singh Executive Vice President, GeneSiC Business	2022	$131,250	$27,956	—	$8,157,500	$4,667	$8,321,373

Dan Kinzer Chief Operating Officer and Chief Technology Officer, and Class I Director	2022	$372,917	$150,000	—	—	$12,200	$535,117
	2021	$350,000	$1,000,000	$11,524,032	$26,422,500	$11,600	$39,308,132
(1)    Amounts shown for 2022 reflect bonuses earned in respect of 2022 and paid in March 2023 in the form of fully vested restricted stock units (“RSUs”). Bonus amounts shown for Mr. Shelton and Dr. Singh reflect prorated amounts based on the portion of 2022 during which the executive was employed. Amounts shown for 2021 reflect one-time cash bonuses paid upon Navitas becoming a public company. For additional information, see “Annual Bonus” below.
(2)    Reflects grant date fair value of awards of RSUs. For additional information, see “Outstanding Equity Awards at 2022 Fiscal Year End”, including Note 4 thereto, and “Legacy Stock Grants and Option Awards” below.
(3)    Reflects grant date fair value of long-term incentive performance (“LTIP”) option awards. For additional information, see “Outstanding Equity Awards at 2022 Fiscal Year End” and “Long-Term Incentive Performance Awards to Executive Officers” below.
(4)    Reflects employer matching contributions under Navitas’ 401(k) plan.

Employment Arrangements with Executive Officers

Gene Sheridan and Dan Kinzer. Before the Business Combination, Navitas entered into at-will employment agreements with each of the executive officers which set forth the general terms of employment, including salary, equity incentive compensation and other employee benefits provided to senior executives of the company. In connection with the Business

Combination, Mr. Sheridan and Mr. Kinzer entered into new employment agreements, dated as of May 6, 2021, which became effective upon consummation of the Business Combination, on October 19, 2021, on substantially the same terms as their previous employment agreements, except that the current employment agreements do not provide for an equity compensation component or terms. The agreements provide for an annual base salary of $375,000 for Mr. Sheridan and $350,000 for Mr. Kinzer (their current annual base salaries are $550,000 and $450,000, respectively). Each agreement provides that, in the event the employment of the executive is terminated by Navitas without cause, or by the executive for good reason (as cause and good reason are defined in the agreement), the executive will be entitled to severance equal to 12 months’ base salary and continued health care benefits for 12 months. Navitas expects to replace the current employment agreements to reflect the status of the company as a public company, contingent upon the approval of the compensation committee. Mr. Sheridan and Mr. Kinzer are also entitled to severance benefits following a change in control, as described below.

The foregoing description of Mr. Sheridan’s and Mr. Kinzer’s employment agreements is qualified in its entirety by reference to full text of the agreements, which are filed as Exhibits 10.20 and 10.21, respectively, of this report.

Ron Shelton. Navitas and Mr. Shelton entered into an employment agreement dated May 17, 2022. Mr. Shelton was employed by Navitas on a half-time basis from May 17, 2022 to June 13, 2022 and on a full-time basis thereafter. Under the agreement, Mr. Shelton’s initial annual base salary was $350,000 (his current annual base salary is $368,000), with an opportunity to earn an annual incentive bonus of 50% of his base salary (currently 60% of his base salary) if target financial and other performance goals are achieved, and up to a maximum of 70% of his base salary if the goals are exceeded, in accordance with Navitas’ annual bonus plan. In connection with his recruitment, Mr. Shelton received receive grants under the Navitas Semiconductor Corporation 2021 Equity Incentive Plan (“Equity Plan”) of 375,000 restricted stock units (“RSUs”), which vest on each of the first four anniversaries of April 20, 2022. Navitas also agreed to grant Mr. Shelton 225,000 performance-based RSUs subject to stock price and revenue performance goals, with vesting of each RSU award subject to continued employment on the applicable vesting dates. Under the agreement, if Mr. Shelton’s employment is involuntarily terminated without cause and other than as a result of a breach of the agreement, then Mr. Shelton would be eligible for severance benefits equal to 12 months’ base salary and 12 months’ continued health benefits. If such a termination of employment occurs within 12 months of a change in control of Navitas, then Mr. Shelton would be eligible for severance benefits equal to 24 months’ base salary and 24 months’ continued health benefits, and full vesting of equity incentive awards outstanding on the date of termination (with performance-based awards vesting at target achievement). Under Mr. Shelton’s employment offer letter, if Navitas provides severance benefits which are more favorable to any other C-level executive, such improved benefits will be extended to Mr. Shelton.

The foregoing description of Mr. Shelton’s employment offer letter and elements of his compensation is qualified in its entirety by reference to the terms and conditions of the Equity Plan and Mr. Shelton’s employment agreement, which is filed as Exhibit 10.28 to this report.

Ranbir Singh. Upon the closing of our acquisition of GeneSiC Semiconductor Inc., we appointed Ranbir Singh to the position of Executive Vice President, GeneSiC Business, reporting to President and CEO Gene Sheridan. In connection with his employment by Navitas, Dr. Singh and Navitas entered into an employment agreement dated August 15, 2022. Under the agreement, Dr. Singh’s initial annual base salary is $350,000 (his current annual base salary is $368,000), with an opportunity to earn an annual incentive bonus of 50% of his base salary if target financial and other performance goals are achieved, and up to a maximum of 70% of his base salary if the goals are exceeded, in accordance with Navitas’ annual bonus plan. In connection with his recruitment, on August 15, 2022, Dr. Singh received an award, under the Navitas Semiconductor Corporation 2021 Equity Incentive Plan (“Equity Plan”) of long-term incentive performance (“LTIP”) stock options to purchase up to 3,250,000 shares of Navitas common stock. The LTIP award is structured on substantially identical terms to 2021 LTIP option grants to Navitas’ Chief Executive Officer and Chief Operating Officer / Chief Technology Officer. The options have an exercise price of $10.00 per share (the higher of $10.00 or the fair market value of Navitas common stock on the grant date). The award is divided into 10 tranches of 325,000 options, with each tranche having a corresponding share price target, revenue target and, for tranches 4-10, a target for adjusted EBITDA. For more information, see “Long-Term Incentive Performance Awards to Executive Officers” below.

Under Dr. Singh’s employment agreement, if Dr. Singh’s employment is involuntarily terminated by Navitas without cause or by Dr. Singh for “good reason”, as those terms are defined in his employment agreement, then Dr. Singh would be eligible for severance benefits equal to 12 months’ base salary and 12 months’ continued health benefits. If such a termination of employment occurs within 12 months of a change in control of Navitas, then Dr. Singh would be eligible for severance benefits equal to 24 months’ base salary and 24 months’ continued health benefits, and full vesting of equity incentive awards outstanding on the date of termination (with performance-based awards vesting at actual performance).

Under Dr. Singh’s employment agreement, if Navitas provides severance benefits which are more favorable to any other C-level executive, such improved benefits will be extended to Dr. Singh.

The foregoing description of Dr. Singh’s employment agreement and elements of his compensation, including his LTIP option award, is qualified in its entirety by reference to the terms and conditions of the Equity Plan and Dr. Singh’s employment agreement, which is filed as Exhibit 10.31 to this report.

Annual Bonus. Executive officers may receive an annual bonus based on Navitas’ achievement of corporate and individual performance goals approved by the board of directors. An executive’s bonus opportunity is stated as a percentage of the executive’s annual base salary, assuming the achievement of a “target” level of performance. Actual bonus amounts may range from 0% to 150% of the target amount, depending on the extent to which the goals are achieved or exceeded. Annual bonuses may be paid in cash or fully vested restricted stock units following approval by the compensation committee and, in the case of bonuses paid to the CEO, the board of directors. The following table sets forth annual bonus levels for our executive officers.

	Bonus opportunity as percentage of base salary at target performance	Maximum bonus opportunity as percentage of base salary	Bonus awarded for 2022 as percentage of 2022 base salary
Mr. Sheridan	100%	150%	55%
Mr. Kinzer	75%	112.5%	40%
Mr. Shelton	60%	90%	25%
Dr. Singh	60%	90%	21%

Severance in the Event of Termination Following a Change in Control. In addition to applicable provisions in the respective employment agreements described above (but without duplication of applicable benefits), in the event an executive officer’s employment is terminated other than for cause, death or disability, or for good reason, within 12 months following a change in control, the executive is entitled to severance equal to 24 months’ base salary and continued health care benefits, a pro-rated annual bonus at target performance for the year in which termination occurs, and acceleration of vesting of all equity awards, with performance-based awards accelerated based on actual performance at the time of termination.

Outstanding Equity Awards at 2022 Fiscal Year End

The following table provides information on all outstanding option and stock awards held by our executive officers as of December 31, 2022.

		Option awards					Stock awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (1)	Market value of shares or units of stock that have not vested ($) (2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (1)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (2)
Gene Sheridan	3/27/18	1,994,544	—		$0.19	3/27/28
	12/29/21			3,250,000(3)	$15.51	12/29/31
	8/25/21						1,824,000(4)	$6,402,240
Ron Shelton	7/13/22						375,000	$1,316,250
	7/13/22								225,000	$789,750
Ranbir Singh	8/15/22			3,250,000(3)	$10.00	8/15/32

Dan Kinzer	12/29/21			3,250,000(3)	$15.51	12/29/31
	8/25/21						729,000(4)	$2,560,896

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
(2)    In accordance with SEC regulations, each amount in this column equals the closing market price per share of our common stock on December 30, 2022 ($3.51), the last trading day of the fiscal year, multiplied by the number of shares underlying the award shown in the adjacent column. The amounts in this column do not necessarily represent the fair value for expensing purposes or the fair value of corresponding awards that were expected to vest as of December 31, 2022.
(3)    Consists of long-term incentive performance (“LTIP”) option awards under the Navitas Semiconductor Corporation 2021 Equity Incentive Plan (“Equity Plan”). The awards are structured as non-qualified stock options subject to vesting based on the achievement of share price targets and financial performance goals over a seven-year performance period from 2022 through 2028, inclusively. For more information, see the discussion below under “Long-Term Incentive Performance Awards to Executive Officers”.
(4)    Consists of earned and unvested restricted stock units (“RSUs”) granted on August 25, 2021 under the Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan. A total of 2,736,000 RSUs were granted to Mr. Sheridan and 1,094,400 RSUs were granted to Mr. Kinzer (after giving effect to the Business Combination exchange ratio described in Note 1 above). Pursuant to the terms of the awards, RSUs would become “earned” and thus eligible for vesting based on the aggregate market value of Navitas common stock following the first anniversary of the consummation of the Business Combination (October 19, 2022). Specifically, if the market value of our outstanding common stock equaled or exceeded one or more of the values in the table below between October 19, 2022 and August 25, 2023 (the 24-month anniversary of the grant date), the corresponding number of RSUs would become earned and eligible for vesting as described below.

Aggregate market value of our common stock on/after October 19, 2022	RSUs earned and eligible for vesting for Mr. Sheridan	RSUs earned and eligible for vesting for Mr. Kinzer
$500,000,000	2,407,680	809,856
$550,000,000	2,489,760	886,464
$600,000,000	2,571,840	952,128
$650,000,000	2,653,920	1,028,736
$700,000,000	2,736,000	1,094,400
Based on the aggregate market value of our common stock, by November 11, 2022 all of the RSUs had become earned and eligible for vesting. Pursuant to the terms of the awards, earned RSUs would vest in one-third increments on each of October 19, 2022, August 25, 2023 and August 25, 2024, or on the date such one-third increment would become earned as discussed above, if later, provided in all cases that the executive remained a Navitas employee on the vesting date. Accordingly, based on the aggregate market value of our common stock and the RSUs earned as a result, one-third of the RSUs held by each of Mr. Sheridan and Mr. Kinzer vested between October 19, 2022 and November 11, 2022, resulting in the delivery of a total of 912,000 shares of common stock to Mr. Sheridan and 364,800 shares of common stock to Mr. Kinzer. Of the remaining earned and unvested RSUs at fiscal year-end, one-half will vest on each of August 25, 2023 and August 25, 2024. Each such increment (912,000 RSUs for Mr. Sheridan and 364,800 RSUs for Mr. Kinzer) is subject to earlier vesting if the closing price of our common stock is at least $17.00 or $20.00 per share, respectively, on any 20 trading days (whether or not consecutive) within any 30 consecutive trading day period. In all cases vesting is subject to the executive remaining a Navitas employee on the vesting date. Vesting results in the delivery of one share of common stock per vested unit on or promptly following the vesting date, subject to the terms and conditions of the equity plan and applicable company policies.

Long-Term Incentive Performance Awards to Executive Officers

Background. Following the completion of the Business Combination and launch of Navitas as a public company in October 2021, the compensation committee, in consultation with the company’s compensation consultant and the board of directors, determined that performance goals for Navitas’ key leaders—including Gene Sheridan, our founding Chief Executive Officer, and Dan Kinzer, our founding Chief Technology Officer and Chief Operating Officer—should focus on financial metrics that directly impact shareholder return over the long term. At the same time, the committee was mindful of the need to design an incentive program for the company’s co-founders that would serve to retain the executives while also rewarding continued business success in the near and medium term. Based on these considerations, the committee determined that a long-term incentive focused on ambitious revenue growth tied to stock price and profitability gains would serve the company’s and stockholders’ interests during the expected key growth years ahead. On this basis, the compensation committee and board approved the award of the following long-term incentive performance (“LTIP”) awards to Mr. Sheridan and Mr. Kinzer on December 29, 2021.

Based on similar motivations and to provide similar incentives, the compensation committee and board approved a grant of LTIP options to Ranbir Singh in connection with Navitas’ acquisition of GeneSiC Semiconductor Inc., the company Dr. Singh founded in 2004, and the appointment of Dr. Singh as an executive officer of Navitas. Accordingly, upon the closing of the acquisition on August 15, 2022, Dr. Singh received a grant of LTIP options structured on substantially identical terms as the grants to Mr. Sheridan and Mr. Kinzer, except for the grant date and expiration date and with respect to the exercise price as noted below. For more information about Navitas’ employment arrangements with Dr. Singh in connection with the GeneSiC acquisition, see “Employment Arrangements with Executive Officers” above.
Award Design. The LTIP awards are structured as grants of non-qualified stock options under the Equity Plan to purchase up to 3,250,000 shares of common stock at an exercise price per share equal to the higher of $10.00 or the fair market value of our common stock on the grant date. Accordingly, the exercise price of Mr. Sheridan’s and Mr. Kinzer’s options is $15.51 per share, and the exercise price of Dr. Singh’s options is $10.00 per share. Each executive’s award is divided into 10 tranches of 325,000 options, with each tranche having a corresponding share price target, revenue target and, for tranches 4-10, a target for adjusted EBITDA, all of which are greater than the respective targets for the preceding tranche. The targets for all executives are the same. The share price and performance targets are designed to provide financial rewards to the executives conditioned upon Navitas’ achievement of financial performance milestones which, if realized, would be expected to result in substantial increases in shareholder value over the long-term performance period of these awards. For example, for the executives to receive all targeted incentives would require achievement of a share price of at least $60 and at least $640 million in revenue or $162 million in adjusted EBITDA over a four-quarter measurement period (as described below), which achievement would be expected to result in intrinsic option value roughly equal to 2.5% (for each executive) of the overall increase in shareholder value, based on the company’s approximate capitalization at the time of the awards. The LTIP award goals are ambitious and were based on assumptions subject to known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from those reflected in the goals. Because of this, LTIP goals should not be understood as predictions or forecasts of future performance or events.

The share price and financial performance targets may be achieved during any of the successive (i.e., rolling) four-consecutive-quarter periods (each referred to as a “measurement period”) occurring over the seven-year performance period from 2022 to 2028, inclusively. Options in a given tranche will become eligible to vest in full only if, during a single measurement period, that tranche’s share price target is achieved and either the revenue target or, in the case of tranches 4-10, the adjusted EBITDA target for the same tranche is achieved. In the event all targets for more than one tranche are achieved in the same measurement period, all options in all such tranches would become eligible to vest, subject to the service-based and other conditions of the award. For a share price target to be achieved, the volume-weighted average price per share of our common stock over any 60 consecutive trading days during the applicable measurement period must equal or exceed the target price. For the financial performance targets to be achieved, they must be validated by the audit committee and certified by the compensation committee of the board of directors as part of their review of Navitas’ financial performance following the completion of the applicable measurement period. Furthermore, vesting will not occur until financial statements for the applicable measurement period, reflecting all components of the achieved financial targets, have been filed by Navitas with the SEC. For such purposes, adjusted EBITDA is defined as (i) consolidated net income after tax, plus (ii) interest expense, tax expense, non-cash stock-based compensation expense, depreciation expense and amortization expense, in each case consistent with the reporting of such amounts in our financial statements filed with the SEC. Amounts of revenue and adjusted EBITDA attributable to periods following acquisition transactions will be included in the determination of such amounts. In all cases, vesting is conditioned on the executive remaining a Navitas employee on the applicable vesting date. Lastly, as part of the awards’ purpose as a retention incentive, in no event will options in tranches 1 through 5 vest until the third anniversary of the grant date (December 29, 2024), and in no event will options in tranches 6 through 10 vest until the fourth anniversary of the grant date (December 29, 2025). As these awards are designed to be the exclusive equity incentive component of each executive’s compensation, the executives are not eligible to receive additional annual equity incentive awards until after the conclusion of the seven-year performance period.

Effects of Change in Control on LTIP Options. In the event of a change in control of Navitas, and regardless of whether the executive’s service is terminated in connection with the change in control, any options that have not become earned and eligible for vesting shall automatically become earned and eligible for vesting if and to the extent such options correspond to one or more tranches having a target price equal to or less than the per share consideration received by Navitas stockholders as a result of the change in control. Any options that become earned and eligible for vesting in this manner would vest as of the closing of the change in control or as of the three- or four-year anniversary of the grant date (as applicable based on the tranches subject to such vesting), if later, provided in either case that the executive has remained an employee on the the vesting date. If the executive’s service is terminated without cause within 12 months after the change in control, any such options that did not vest at the closing of the change in control will vest immediately upon such termination.

Legacy Stock Grants and Option Awards

In February 2021, each executive officer entered into an amendment to his original employment agreement with Legacy Navitas, which provided, among other things, for a right of each executive to purchase restricted Legacy Navitas common shares at their fair market value per share. On October 12, 2020, Legacy Navitas’ independent valuation firm had issued a 409A valuation report determining the fair market value of Legacy Navitas’ common shares to be $0.29 per share, as of June 30, 2020. Accordingly, at the time the rights to purchase restricted Legacy Navitas common shares were granted, both the Legacy Navitas board and the executives believed the fair value of the shares was $0.29 per share. Based on that understanding, Mr. Sheridan, Mr. Kinzer and Mr. Glickman exercised their rights to purchase restricted shares and funded the purchases with full recourse promissory notes in the principal amounts of $796,987, $278,059 and $108,435, respectively. The shares underlying such awards would have been subject to the Legacy Navitas equity compensation plan’s standard four-year vesting schedule, whereby the amendment to the employment agreements provided for accelerated vesting in the event of a change-in-control (which would have included the consummation of the Business Combination). On May 12, 2021, Navitas received a revised 409A valuation report indicating that the correct fair market value of Legacy Navitas common shares was $1.16 per share as of June 30, 2020, correcting the original June 30, 2020 report. In addition, on May 27, 2021, Navitas’ independent valuation firm indicated that the fair market value of the Legacy Navitas common shares was $5.53 per share as of February 12, 2021. As a result of these valuation reports, the Legacy Navitas board of directors and the executive officers jointly decided to rescind the restricted stock grants, the full recourse promissory notes and the amendments to the employment agreements on May 26, 2021. The grants were rescinded because Legacy Navitas and the executives did not intend for the issuance of restricted Legacy Navitas common shares at a price less than fair market value. Navitas agreed to indemnify the executives in the event the rescissions give rise to any adverse personal income tax consequences for the executives.

Restrictions on Short Sales or Speculative Transactions

Our executive officers are subject to restrictions on short sales and speculative transactions that apply to all employees. For information about such restrictions, see “Board of Directors and Corporate Governance—Restrictions on Short Sales or Speculative Transactions by All Directors and Employees,” above.

Director Compensation in Fiscal Year 2022

The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2022. The compensation of directors Gene Sheridan and Dan Kinzer, who are employees of the company, is fully reflected in the Summary Compensation Table on page 5 and related discussion above. Mr. Sheridan and Mr. Kinzer do not receive additional compensation for their service as directors.

Non-employee director	Fees earned or paid in cash ($) (1)	Stock awards ($) (2)	Total ($)
Brian Long	$87,500	$140,000	$227,500
Richard Hendrix	$72,500	$140,000	$212,500
David Moxam	$70,000	$140,000	$210,000
Dipender Saluja	$55,000	$140,000	$195,000
Gary Wunderlich	$50,000	$140,000	$190,000

(1)     Reflects the total amount of annual fees for the applicable roles set forth in the table below. Cash fees are paid to non-employee directors on a quarterly basis. The following components of non-employee director compensation were approved by the board of directors based on advice received from the company’s compensation consultant.

Component	Fee Per Year
Non-employee director annual retainer	$45,000
Lead independent director	$20,000
Audit committee member (chair paid 2x)	$10,000
Compensation committee member (chair paid 2x)	$7,500
Nominating and governance committee member (chair paid 2x)	$5,000
(2)    Reflects awards of restricted stock units (“RSUs”) for the 2022-2023 board term, which were granted on February 27, 2023 under Navitas’ non-employee director compensation program. Under the program, each non-employee director receives an annual grant of RSUs with an aggregate fair market value on the grant date of $140,000. Awards are granted under the Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “Equity Plan”) and are subject to the Plan and a customary award agreement under the Equity Plan. Consistent with the timing of awards described below, the RSU awards reflected in the table above vest in full on November 10, 2023, the first anniversary of Navitas’ 2022 annual stockholders’ meeting, subject to the grantee’s continued service on the board of directors on that date. Vesting results in the delivery of one share of common stock on or promptly following the vesting date, subject to the terms and conditions of the Equity Plan.

Timing of Future Non-Employee Director RSU Awards

To align the non-employee director RSU program with the board’s calendar and expected timing of annual stockholders’ meetings, future awards will be granted automatically (subject to the board’s authority to rescind or modify awards prior to grant) on the date of each annual stockholders’ meeting to reelected and continuing non-employee directors. Awards will vest in full on the date of the following annual stockholders’ meeting, subject to the grantee’s continued board service on the vesting date, and provided the subsequent meeting is held within 30 days of the first anniversary of the previous year’s meeting (otherwise the awards will vest one year following the grant date). Navitas has announced that its 2023 annual stockholders’ meeting will be held on June 8, 2023. The board retains the discretion to rescind or limit awards, or to modify the non-employee director compensation program.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of March 31, 2023 (the “Table Date”), certain information regarding the beneficial ownership of our common stock by (i) each of our current directors, (ii) each of the “named executive officers” set forth in the summary compensation table on page 5, (iii) all directors and executive officers as a group and (iv) each person known to us to own or control more than five percent of our outstanding common stock.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if the person has or shares voting or investment power over that security, including options, restricted stock units (“RSUs”) or other derivative instruments that are exercisable or convertible into the security within 60 days of the date beneficial ownership is determined.
Unless otherwise noted, we believe that all persons in the table below have sole voting and investment power of all shares beneficially owned by them. The number of shares shown as beneficially owned by a person includes shares underlying options or RSU awards that are exercisable, or that would result in the receipt of shares, by that person within 60 days of the Table Date. Any such options or RSUs are described in the notes below the table. Unless otherwise indicated, the address of each person shown, as of the Table Date, is c/o Navitas Semiconductor Corporation, 3520 Challenger Street, Torrance, CA 90503-1640.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock % (1)
Directors and named executive officers:
Gene Sheridan(2)	5,460,671	3.4%
Dan Kinzer	3,926,124	2.4%
Ron Shelton(3)	98,302	*
Ranbir Singh(4)	24,885,913	15.5%
Richard Hendrix(5)	4,894,188	3.0%
Brian Long(6)	9,876,963	6.1%
David Moxam	924,691	*
Dipender Saluja(7)	9,627,342	6.0%
Gary Wunderlich(8)	4,909,177	3.1%

All directors and executive officers as a group (9 persons)	59,944,186	36.8%

Five Percent Holders:
Ranbir Singh(3)	24,885,913	15.5%
Atlantic Bridge III LP(9)	9,866,500	6.1%
Capricorn-Libra Investment Group, LP(10)	9,616,879	6.0%
*Less than 1%
(1)    The ownership percentage shown for each person has been calculated based on (i) 160,891,870 shares of common stock outstanding on the Table Date, plus (ii) shares underlying options or RSUs (if any) that have been included in the number of shares beneficially owned by such person, which are deemed to be shares outstanding for the purpose of calculating such person’s (but no other person’s) ownership percentage.
(2)    Consists of (i) 390,083 shares held directly; (ii) 1,266,044 shares held by The Eugene and Melissa Sheridan Trust, which are beneficially owned by Mr. Sheridan as trustee; (iii) 600,000 shares held by The Lolas Trust, which may be deemed to be beneficially owned by Mr. Sheridan but as to which Mr. Sheridan disclaims beneficial ownership; (iv) 1,000,000 shares held by The GaNFast Trust, which are beneficially owned by Mr. Sheridan as trustee; (v) 210,000 shares held by GSMS Trust, which may be deemed to be beneficially owned by Mr. Sheridan but as to which Mr. Sheridan disclaims beneficial ownership; and (vi) 1,994,544 shares underlying options exercisable within 60 days of the Table Date.
(3)    Consists of (i) 4,552 shares held directly and (ii) 93,750 shares underlying RSUs subject to vesting within 60 days of the Table Date.
(4)    Consists of (i) 2,752 shares held directly and (ii) 24,883,161 shares held by SiCPower, LLC, a Delaware limited liability company, of which the sole member is an irrevocable trust for which Dr. Singh acted as grantor, and for which the sole manager is Dr. Singh, with sole voting and dispositive power over the shares. The address of SiCPower, LLC is c/o Corporation Service Company, 251 Little Falls Drive, Wilmington, DE 19808-1674.
(5)    Consists of (i) 4,631,000 shares held by Live Oak Sponsor Partners II, LLC (“Live Oak Sponsor”), (ii) 54,971 shares held directly or in retirement accounts, (iii) 183,282 shares held by RJH Management Co. LLC and (iv) 24,935 shares held by Live Oak Merchant Partners LLC. Mr. Hendrix is a managing member of Live Oak Sponsor and Live Oak Merchant Partners LLC and may be deemed to have shared beneficial ownership of the securities held by those entities.
(6)    Consists of (i) 10,463 shares held directly and (ii) the shares beneficially owned by Atlantic Bridge III LP and affiliates as described in Note 9.
(7)    Consists of (i) 10,463 shares held directly and (ii) the shares beneficially owned by Capricorn-Libra Investment Group, LP and affiliates as described in Note 10.
(8)    Consists of (i) 4,631,000 shares held by Live Oak Sponsor, (ii) 253,242 shares held directly or in trust or retirement accounts and (iii) 24,935 shares held by Live Oak Merchant Partners LLC. Mr. Wunderlich is a managing member of Live Oak Sponsor and Live Oak Merchant Partners LLC and may be deemed to have shared beneficial ownership of the securities held by those entities.
(9)    Consists of (i) 8,866,500 shares held by Atlantic Bridge III LP (“AB III”) and (ii) 1,000,000 shares held by China Ireland Growth Technology Fund II, L.P. (“CIGTF II”), an affiliate of AB III. The general partner of AB III is Atlantic Bridge III GP Limited (“AB III GP”). The general partner of CIGTF II is China Ireland Growth Technology Fund II GP, L.P. (“CIGTF II GP”), whose general partner is China Ireland Growth Technology Fund II GP Limited (“CIGTF GP Limited”). Atlantic Bridge Services Limited (“ABSL”) is a 50% shareholder in CIGTF GP Limited. Each of ABSL, AB III GP and CIGTF II GP Limited have common directors, some of whom are also shareholders in ABSL. Brian Long, a director of Navitas, is a shareholder in ABSL and is a director of each of AB III GP and CIGTF II GP Limited. The address of AB III, CIGTF II and AB III GP is 22 Fitzwilliam Square, Dublin 2, Ireland, and the address of CIGTF II GP, ABSL and CIGTF GP Limited is P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.
(10)    Consists of (i) 6,379,718 shares held by Capricorn-Libra Investment Group, LP (“CLIG”) and (ii) 3,237,161 shares held by Technology Impact Fund, LP (“TIF”). Capricorn-Libra Partners, LLC (“CLP”) is the general partner of CLIG. Dipender Saluja, a director of Navitas, is the sole managing member of CLP and may be deemed to have beneficial ownership of the shares held by CLP. TIF Partners, LLC (“TIFP”) is the general partner of TIF. TIFP is owned by Dipender Saluja (50%) and Ion Yadigaroglu (50%), who may be deemed to share beneficial ownership of the shares held by TIF. The business address of CLIG, TIF, CLP and TIFP is 250 University Avenue, Palo Alto, CA 94301.

Equity Compensation Plan Information

The following table sets forth information concerning compensation plans under which equity securities were authorized for issuance as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	28,131,468(1)	$8.15(2)	2,885,559(3)
Equity compensation plans not approved by security holders	—	—	—
Total	28,131,468		2,885,559
(1)    Consists of 16,525,349 shares underlying options and 11,606,119 shares underlying restricted stock units (“RSUs”).
(2)    Reflects the weighted-average exercise price of outstanding options only. RSUs are not assigned an exercise price.

(3)    The Navitas Semiconductor Corporation 2021 Equity Incentive Plan provides for an annual increase in the maximum number of shares available for issuance under the plan, effective as of the first day of each fiscal year, in an amount equal to the lesser of (i) 4% of the number of shares of common stock outstanding as of the conclusion of the immediately preceding fiscal year or (ii) such amount, if any, as the board of directors may determine. Pursuant to this provision, 6,142,817 shares (not reflected in the table above) were added to the number of shares available for issuance under the plan as of January 1, 2023.

Item 13. Certain Relationships and Related Person Transactions.
Under the SEC’s disclosure rules, a “related person” is a director, executive officer, nominee for director, or holder of more than five percent of our outstanding common stock since the beginning of the last fiscal year, and their immediate family members. In addition, under the SEC’s rules, a “related person transaction” is a transaction or series of transactions in which the company is a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.
The following is a description of each transaction since January 1, 2021, and each currently proposed transaction, in which:
•we have been or are to be a participant;
•the amount involved exceeds or will exceed $120,000; and
•any of our directors, executive officers or beneficial holders of more than five percent of our common stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.
Legacy Stock Grants and Option Awards
In February 2021, Gene Sheridan, Dan Kinzer and Todd Glickman each entered into an amendment to his original employment agreement with Legacy Navitas, which provided, among other things, for a right of each executive to purchase restricted Legacy Navitas common shares at their fair market value per share. On October 12, 2020, Legacy Navitas’ independent valuation firm had issued a 409A valuation report determining the fair market value of Legacy Navitas’ common shares to be $0.29 per share, as of June 30, 2020. Accordingly, at the time the rights to purchase restricted Legacy Navitas common shares were granted, both the Legacy Navitas board and the executives believed the fair value of the shares was $0.29 per share. Based on that understanding, Mr. Sheridan, Mr. Kinzer and Mr. Glickman exercised their rights to purchase restricted shares and funded the purchases with full recourse promissory notes in the principal amounts of $796,987, $278,059 and $108,435, respectively. The shares underlying such awards would have been subject to the Legacy Navitas equity compensation plan’s standard four-year vesting schedule, whereby the amendment to the employment agreements provided for accelerated vesting in the event of a change-in-control (which would have included the consummation of the Business Combination). On May 12, 2021, Navitas received a revised 409A valuation report indicating that the corrected fair market value of Legacy Navitas common shares was $1.16 per share as of June 30, 2020, correcting the original June 30, 2020 report. In addition, on May 27, 2021, Navitas’ independent valuation firm indicated that the fair market value of the Legacy Navitas common shares was $5.53 as of February 12, 2021. As a result of these valuation reports, the Legacy Navitas board of directors and the executive officers jointly decided to rescind the restricted stock grants, the full recourse promissory notes and the amendment to the employment agreements on May 26, 2021. The grants were rescinded because Legacy Navitas and the executives did not intend for the issuance of restricted Legacy Navitas common shares at a price less than fair market value. Navitas agreed to indemnify the executives in the event the rescissions give rise to any adverse personal income tax consequences for the executives.

Letter Agreements in Connection with Business Combination
On May 6, 2021, in connection with entering into the Business Combination Agreement between the legacy Navitas entity and our predecessor, Live Oak Acquisition Corp. II (“Live Oak”), legacy Navitas, Live Oak and the other parties to that agreement entered into letter agreements pursuant to which, among other things, they agreed to vote their shares of Live Oak’s Class A Common Stock (“Live Oak Stock”) in favor of the Business Combination Agreement and the other transactions contemplated by the Business Combination Agreement and not to redeem any shares of Live Oak Stock in connection with such stockholder approval. The letter agreements provided, among other things, that (a) 20% of the shares held by Live Oak (which were converted into shares of Navitas common stock at the closing of the Business Combination (the “Closing”) (the “Founders Stock”)) would be subject to forfeiture and, even if released from such forfeiture restrictions may not be transferred until the earlier to occur of (i) one year after the Closing (i.e., October 19, 2022), (ii) if the reported closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days (whether or not consecutive) within any 30 consecutive trading day period commencing at least 150 days after the Closing (i.e., on or after March 18, 2022) or (iii) the date on which Live Oak completed a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property and (b) 80% of the shares of Founders Stock may not be transferred until released from extended transfer restrictions (with such release being made in three equal tranches on each of October 19, 2022, 2023 and 2024) after the Closing, subject to early release upon the satisfaction of certain price targets of $12.00, $17.00 and $20.00, which price targets are based upon the volume-weighted average closing sale price of one share of our common stock for any 20 trading days (whether or not consecutive) within any 30 consecutive trading day period commencing at least 150 days after the Closing Date.

Shareholder Tender and Support Agreement

On May 6, 2021, the legacy Navitas entity and certain key legacy Navitas shareholders entered into a Shareholder Tender and Support Agreement (the “Shareholder Support Agreement”), whereby the key legacy Navitas shareholders agreed to promptly and irrevocably tender all of their legacy Navitas shares subject to the transactions under the Business Combination Agreement, and to vote all of their legacy Navitas shares in favor of the approval and adoption of the Business Combination Agreement and the transactions contemplated thereby. Additionally, each key legacy Navitas shareholder agreed (a) not to transfer their legacy Navitas shares (or enter into any arrangement with respect thereto) for a certain period of time and (b) not to grant any proxy that is inconsistent with the proxy granted in the Shareholder Support Agreement.

Collectively, as of May 6, 2021, the key legacy Navitas shareholders party to the Shareholder Support Agreement held more than 80% of the outstanding shares of capital stock of Legacy Navitas. Among others, Gene Sheridan, Dan Kinzer, Todd Glickman, The Eugene and Melissa Sheridan Trust, Atlantic Bridge III LP, MalibuIQ LLC, Technology Impact Fund, LP and Capricorn-Libra Investment Group were parties to the Shareholder Support Agreement. Gene Sheridan and Daniel Kinzer were members of the legacy Navitas board and are current members of our board. Todd Glickman was our Interim Chief Financial Officer and Treasurer and an executive officer from the closing of the Business Combination Agreement until May 23, 2022. The Eugene and Melissa Sheridan Trust, Atlantic Bridge III LP, Technology Impact Fund, LP, and Capricorn-Libra Investment Group, are current stockholders (and Malibu IQ LLC is a former stockholder) and are affiliated with current members of our board.

Lock-Up Agreements

On May 6, 2021, Legacy Navitas, Live Oak and certain key Legacy Navitas shareholders entered into Lock-Up Agreements (each, a “Lock-Up Agreement”), whereby each of the key Legacy Navitas shareholders agreed not to sell or offer to sell Navitas securities beneficially owned by them following the Closing of the Business Combination for certain periods of time. Among others, Gene Sheridan, Dan Kinzer, Todd Glickman, The Eugene and Melissa Sheridan Trust, Atlantic Bridge III LP, MalibuIQ LLC, Technology Impact Fund, LP and Capricorn-Libra Investment Group are parties to Lock-Up Agreements. Gene Sheridan and Daniel Kinzer were members of the Legacy Navitas board and are current members of our board. Todd Glickman was our Interim Chief Financial Officer and Treasurer and an executive officer from the closing of the Business Combination until May 23, 2022. The Eugene and Melissa Sheridan Trust, Atlantic Bridge III LP, Technology Impact Fund, LP, and Capricorn-Libra Investment Group, are current stockholders (and MalibuIQ LLC is a former stockholder) and are affiliated with current members of our board.

In connection with the Business Combination, Live Oak entered into new employment agreements with Gene Sheridan, Dan Kinzer and Todd Glickman, effective upon and subject to the closing of the Business Combination, which agreements superseded their previous employment agreements. The new employment agreements provided for substantially the same terms as the prior employment agreements except that they do not include equity compensation elements or severance payments upon a change in control.

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

In addition, Legacy Navitas agreed to indemnify Gene Sheridan, Dan Kinzer and Todd Glickman from any losses that may arise in connection with the rescission of certain awards discussed under “Executive Compensation – Legacy Stock Grants and Option Awards.”

Purchase of Shares from Executive Officer

On March 11, 2022, we purchased 66,829 shares of our common stock from Todd Glickman, Senior Vice President, Finance, who at the time was Interim Chief Financial Officer and Treasurer, for $8.23 per share or an aggregate purchase price of $550,003. The transaction was undertaken solely for the purpose of satisfying certain tax obligations of Mr. Glickman, including tax obligations arising in connection with his exercise of options to purchase shares of Legacy Navitas prior to the Business Combination, as contemplated by the Lock-Up Agreement with Mr. Glickman described above under “Lock-Up Agreements.” The sale was executed pursuant to an agreement entered into on March 4, 2022 between Navitas and Mr. Glickman, which provided that (a) the sale was subject to the approval of our board of directors, (b) the execution date of the sale would be the fifth trading day after the transaction was duly authorized by the board of directors and (c) the purchase price would be equal to the closing price of our common stock on the Nasdaq Stock Market on the trading day immediately preceding the execution date. Our board of directors authorized the transaction on March 6, 2022, hence the execution date was March 11, 2022, and the purchase price was equal to the closing price of our common stock on March 10, 2022. Following the sale Mr. Glickman held a total of 763,067 shares of our common stock. To the extent the foregoing description refers to the purchase and sale agreement between the company and Mr. Glickman, it is qualified by reference to the full text of the agreement, which is filed as Exhibit 10.27 to this report.

Acquisition of GeneSiC Semiconductor Inc.

Merger Agreement

On August 15, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GeneSiC Semiconductor Inc., a Delaware corporation (“GeneSiC”), and the stockholders of GeneSiC, including Ranbir Singh, who became an executive officer of Navitas at the closing of the transaction, and The Ranbir Singh Irrevocable Trust dated February 4, 2022 (the “Singh Trust”). For biographical information about Dr. Singh, see “Executive Officers,” above. Pursuant to the Merger Agreement and immediately after its execution and delivery, GeneSiC merged with and into a wholly owned subsidiary of Navitas Semiconductor Corporation, which subsidiary survived the merger and continues to operate the GeneSiC business.

Total consideration for all of the equity interests of GeneSiC, acquired by Navitas from Dr. Singh and the Singh Trust pursuant to the Merger Agreement, consisted of approximately $100,000,000 in cash (subject to customary purchase price adjustments) and a total of 24,883,161 shares of Navitas common stock. As of September 19, 2022, Dr. Singh beneficially owned approximately 12.3% of our outstanding common stock (excluding 6,237,558 shares held by the Singh Trust, as to which Dr. Singh disclaims beneficial ownership) and was our largest stockholder. For additional information about the shares of Navitas common stock held by Dr. Singh and the Singh Trust, see “Beneficial Ownership by Directors, Officers and Principal Stockholders,” above. The Merger Agreement also includes possible earn-out payments of up to $25,000,000 in cash (of which approximately $18,260,000 is payable to Dr. Singh and $3,740,000 is payable to the Singh Trust), conditioned on the achievement of substantial revenue targets for the GeneSiC business over the four fiscal quarters ending September 30, 2023. Any such earn-out payments would be payable in the fourth quarter of 2023.

All of the shares of Navitas common stock issued to Dr. Singh and the Singh Trust under the Merger Agreement are subject to restrictions on transfer for six months after the closing date of the GeneSiC acquisition, or until February 15, 2023. In addition, 50% of the shares issued to Dr. Singh and the Singh Trust in the Merger are subject to further restrictions on transfer until October 19, 2023, which latter restrictions are subject to release (but not before February 15, 2023) if the closing price of Navitas common stock equals or exceeds $20 per share on any 20 trading days (whether or not consecutive) in any period of 30 consecutive trading days. The shares held by Dr. Singh are also subject to trading, reporting and other restrictions and requirements of Navitas’ Insider Trading Policy for as long as Dr. Singh remains an employee of the company.

The Merger Agreement contains customary representations and warranties by Navitas, and by Dr. Singh and the Singh Trust in their capacities as sellers of GeneSiC. Dr. Singh also agreed not to compete with the GeneSiC business or to solicit or hire any GeneSiC employees (subject to customary exceptions), or to solicit any of the GeneSiC business’ customers or suppliers, in each case for a period of five years after the closing date of the Merger.

Pursuant to the Merger Agreement, Navitas purchased a buyer-side representations and warranties insurance policy as additional recourse for certain losses arising out of a breach of the representations and warranties of Dr. Singh and the Singh Trust contained in the Merger Agreement. The policy is subject to certain policy limits, exclusions, deductibles and other terms and conditions. Under the Merger Agreement, Dr. Singh and the Singh Trust are obligated to indemnify Navitas for breaches of their representations and warranties contained in the Merger Agreement. In the case of breaches of non-fundamental representations and warranties, this obligation is generally limited to one-half of the retention (or deductible) amount under the representations and warranties insurance policy. For breaches of fundamental representations and warranties, Dr. Singh and the Singh Trust’s obligation to indemnify is limited to the full amount of such retention amount. In the absence of fraud, Dr. Singh and the Singh Trust will not be liable for damages resulting from breaches of their representations and warranties in excess of the limit of coverage under the representations and warranties insurance policy.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to our current report on Form 8-K, filed with the SEC on August 15, 2022. In addition, the above description of the Merger Agreement, and the Merger Agreement itself when included in our SEC filings, are intended to provide investors with information about the terms of the Merger Agreement. They are not provided for the purpose or with the intent of providing any other factual information about GeneSiC, Dr. Singh, the Singh Trust or Navitas. The Merger Agreement contains representations, warranties, covenants and agreements of Navitas on the one had, and of Dr. Singh and the Singh Trust on the other hand, which were made solely for the benefit of the other. Those representations, warranties, covenants and agreements were made only for purposes of the Merger Agreement as of the date thereof, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including for the purposes of allocating contractual risk between those parties instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.

Registration Rights Agreement

The issuance of shares in the GeneSiC acquisition to Dr. Singh and the Singh Trust was not registered with the SEC, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, or Rule 506 under the Securities Act. In connection with the consummation of the Merger Agreement, on August 15, 2022, Navitas entered into a registration rights agreement (the “Registration Rights Agreement”) with Dr. Singh and the Singh Trust, pursuant to which Dr. Singh and the Singh Trust have certain registration rights that will require Navitas to file registration statements with the SEC to register resales by Dr. Singh and the Singh Trust of shares issued to them in the Merger. Under the Registration Rights Agreement, Navitas agreed, among other things, to pay all fees and expenses incident to its performance of or compliance with the Registration Rights Agreement, and to indemnify the selling holders under such registration statements from certain liabilities relating thereto.

The foregoing description of the Registration Rights Agreement is qualified in its entirety by reference to the full text of the agreement, included in forthcoming filings with the Securities and Exchange Commission.

Employment of Ranbir Singh

Upon the closing of the GeneSiC acquisition, we appointed Dr. Singh Executive Vice President, GeneSiC Business, reporting to President and CEO Gene Sheridan. In connection his employment by Navitas, Dr. Singh and Navitas entered into an employment agreement dated August 15, 2022. See “Executive Compensation—Employment Arrangements with Executive Officers”, above, for a description of Dr. Singh’s employment agreement, which description is incorporated by reference into this Item 13.

Related Person Transaction Policy

We have a written policy on related party transactions which applies to all directors, officers and employees. The policy provides for review and oversight requirements and related procedures with respect to transactions in which: (i) Navitas was, is or will be a participant; (ii) the amount involved exceeds $120,000; and (iii) any related party had, has or will have a direct or indirect material interest. The policy defines “related party” to include not only parties set forth under the definitions contained in SEC rules (as described in the first paragraph of this section, above) but also to include additional parties such as controlled affiliates of the company. All related party transactions must be reviewed by our general counsel for potential conflict of interest situations and related matters on an ongoing basis. When review and oversight by the audit committee is required under the policy, the committee must be provided with the details of the transaction, including, but not limited to, the terms of the transaction, the business purpose of the transaction and the benefits to the company and to the other party. The policy seeks to ensure that all related party transactions are conducted at arm’s-length, on terms that are fair to the company and in the best interests of Navitas and its stockholders.
Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires Navitas’ directors and executive officers, and persons who own more than 10% of the company’s common stock, to file reports of ownership and changes in ownership of the common stock and other equity securities of the company with the Securities and Exchange Commission and the Nasdaq Stock Market. Based solely on our review of the copies of such reports received by the company, and any written representations that no other reports were required, we believe that all officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements during fiscal year 2022, except that Mr. Hendrix and Mr. Wunderlich inadvertently filed reports relating to certain cashless exercises of warrants after the applicable filing deadline. All such exercises were necessitated by Navitas’ redemption of all its issued and outstanding warrants on March 7, 2022. The transactions that were reported after the applicable deadlines included three cashless exercises by Mr. Hendrix and seven cashless exercises by Mr. Wunderlich.
Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is Deloitte & Touche LLP (“Deloitte”), Los Angeles, CA; Auditor Firm ID: 34.

Aggregate fees for professional services rendered to Navitas Semiconductor Corporation by Deloitte for the last two fiscal years were as follows:

	2022	2021
Audit Fees	$1,608,570	$943,781
Audit Related Fees	10,400	252,848
Tax Fees	266,588	36,751
All Other Fees	—	—
Total	$1,885,558	$1,233,380

Audit Fees. Deloitte was engaged as our independent registered public accounting firms to audit our financial statements for the year ended December 31, 2022 and to perform services in connection with our registration statements.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.
    (a) (1) Financial Statements. Financial statements included in this annual report are listed under Part II, Item 8 of the original annual report on Form 10-K filed on April 3, 2023.
(2) Financial Statement Schedules. Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
(3) Exhibits. The exhibits listed below are or were previously filed or furnished, as applicable, as part of this annual report or are incorporated by reference as indicated.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement and Plan of Reorganization, dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Live Oak Merger Sub Inc. and Navitas Semiconductor Limited, including as domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC (“Legacy Navitas”)	S-4	333-256880	2.1	6/8/2021

2.2	Agreement and Plan of Merger, dated as of August 15, 2022, by and among Navitas Semiconductor Corporation, Gemini Acquisition LLC, GeneSiC Semiconductor Inc., Ranbir Singh and The Ranbir Singh Irrevocable Trust dated February 4, 2022	10-Q	001-39755	2.1	11/14/2022

3.1	Second Amended and Restated Certificate of Incorporation of Navitas Semiconductor Corporation	8-K	001-39755	3.1	10/25/2021

3.2	Amended and Restated Bylaws of Navitas Semiconductor Corporation	8-K	001-39755	3.2	10/25/2021

4.1*	Description of Registrant’s Securities

10.1†	Navitas Semiconductor Corporation 2021 Equity Incentive Plan	8-K/A	001-39755	10.5	11/15/2021

10.2†	Form of Restricted Stock Unit Agreement	8-K	001-39755	10.6	10/25/2021

10.3†	Form of Stock Option Agreement	8-K	001-39755	10.7	10/25/2021

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
10.4†	Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan	S-4/A	333-256880	10.16	8/23/2021

10.5	Warrant Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39755	4.1	12/8/2020

10.6	Private Placement Warrants Purchase Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.4	12/8/2020

10.7	Registration Rights Agreement, dated December 2, 2020, among Live Oak Acquisition Corp. II, Live Oak Sponsor Partners II, LLC and certain other security holders named therein	8-K	001-39755	10.3	12/8/2020

10.8	Administrative Support Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	12/8/2020

10.9	Promissory Note, dated August 12, 2020, issued to Live Oak Sponsor Partners II, LLC	S-1	333-249854	10.2	11/4/2020

10.10†	Form of Indemnification Agreement	8-K	001-39755	10.4	10/25/2021

10.11	Shareholder Tender and Support Agreement, dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.1	5/7/2021

10.12	Lock-Up Agreement (Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.2	5/7/2021

10.13	Lock-Up Agreement (VPs), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.3	5/7/2021

10.14	Lock-Up Agreement (Non-Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.4	5/7/2021

10.15	Letter Agreement, dated December 2, 2020, among Live Oak Acquisition Corp. II, its officers and directors and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.1	12/8/2020

10.16	Investment Management Trust Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Continental Stock Transfer & Trust Company, as trustee	8-K	001-39755	10.2	12/8/2020

10.17	Sponsor Letter Agreement, dated May 6, 2021, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	5/7/2021

10.18†	Form of Indemnity Agreement	S-1/A	333-249854	10.8	11/18/2020

10.19	Amendment to Letter Agreement, dated May 6, 2021, among Live Oak Acquisition Corp. II, its officers and directors and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	5/7/2021

10.20†	Employment Agreement of Gene Sheridan, dated as of May 6, 2021	S-4/A	333-256880	10.14	8/23/2021

10.21†	Employment Agreement of Daniel Kinzer, dated as of May 6, 2021	S-4/A	333-256880	10.15	8/23/2021

10.22†	Employment Agreement of Todd Glickman, dated as of May 6, 2021	8-K	001-39755	10.2	10/25/2021

10.23	Backstop Agreement, dated as of August 20, 2021, among Live Oak Acquisition Corp. II, Live Oak Sponsor Partners II, LLC and Encompass Capital Advisors LLC	S-4/A	333-256880	10.17	8/23/2021

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
10.24	Form of PIPE Subscription Agreement	8-K	001-39755	10.6	5/7/2021

10.25	Sponsor Letter Agreement, dated October 6, 2021, among Live Oak Sponsor Partners II, LLC, Live Oak Acquisition Corp. II and Navitas Semiconductor Limited	8-K	001-39755	10.3	10/7/2021

10.26	Forward Purchase Agreement, dated October 6, 2021, between ACM AART VII A LLC and Live Oak Acquisition Corp. II	8-K	001-39755	10.2	10/7/2021

10.27†	Stock Repurchase Agreement, dated March 4, 2022, between Todd Glickman and Navitas Semiconductor Corporation	10-Q	001-39755	10.5	5/16/2022

10.28†	Employment Offer Letter, dated May 17, 2022, between Ron Shelton and Navitas Semiconductor Corporation	10-Q	001-39755	10.1	8/15/2022

10.29†	Registration Rights Agreement, dated August 15, 2022, among Navitas Semiconductor Corporation, Ranbir Singh and The Ranbir Singh Irrevocable Trust dated February 4, 2022	10-Q	001-39755	10.1	11/14/2022

10.30†	Navitas Semiconductor 2022 Employee Stock Purchase Plan	10-Q	001-39755	10.2	11/14/2022

10.31†#	Employment Offer Letter, dated August 15, 2022, among Navitas Semiconductor Corporation, Navitas Semiconductor USA, Inc. and Ranbir Singh

21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney

31.1#	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2#	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350
†    Management contract or compensatory arrangement.
*    Included in the original filing of this Form 10-K on April 3, 2023.
#    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Gene Sheridan
President and Chief Executive Officer

Date:	April 13, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment no. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene Sheridan Gene Sheridan	President, Chief Executive Officer and Director (principal executive officer)	April 13, 2023
/s/ Ron Shelton Ron Shelton	Sr. V.P., Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 13, 2023
* Daniel Kinzer	Chief Operating Officer, Chief Technology Officer and Director	April 13, 2023
* Richard J. Hendrix	Director	April 13, 2023
* Brian Long	Director	April 13, 2023
* David Moxam	Director	April 13, 2023
* Dipender Saluja	Director	April 13, 2023
* Gary K. Wunderlich, Jr.	Director	April 13, 2023

*By: /s/ Paul D. Delva Paul D. Delva, as attorney-in-fact