Form 10-Q
period 2023-03-31
Navitas Semiconductor Corp
filed 2023-05-15
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 160,932,436 shares of Class A Common Stock and 0 shares of Class B Common Stock were outstanding at May 10, 2023.

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
•our ability to realize benefits from the acquisition of GeneSiC Semiconductor Inc. on August 15, 2022;
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
•We rely on a single third-party wafer fabrication supplier and facility for the fabrication of semiconductor wafers for GaN ICs and a separate third-party wafer fabrication supplier and facility for the fabrication of semiconductor wafers for SiC MOSFETs, and on a limited number of suppliers of other materials. The failure of any of these facilities or suppliers, or of additional suppliers, to continue to supply wafers or other materials on a timely basis could harm our business and our financial results.
•Increased costs of wafers and materials, or shortages in wafers and materials, could increase our costs of operations and our business could be harmed. Raw material price fluctuations can increase the cost of our products, impact our ability to meet end customer commitments, and may adversely affect our results of operations.
•We are dependent on a limited number of distributors and end customers. The loss of, or a significant disruption in, the relationships with any of these distributors or end customers could significantly reduce our revenue and adversely impact our operating results. In addition, if we are unable to expand or further diversify our end customer base, our business, financial condition, and results of operations could suffer.
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
•Navitas Semiconductor Limited, our principal operating subsidiary (“Legacy Navitas”), is a tax resident of, and is subject to tax in, both the United States and Ireland. While we intend to pursue relief from double taxation under the double tax treaty between the United States and Ireland, there can be no assurance that such efforts will be successful. Accordingly, the status of Legacy Navitas as a tax resident in the U.S. and Ireland may result in an increase in our cash tax obligations and effective tax rate, which increase may be material.
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
•Our ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property, including third-party and “open source” software.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,823	$110,337
Accounts receivable, net (less allowance of $300 and $0)	7,423	9,127
Inventories	18,873	19,061
Prepaid expenses and other current assets	2,880	3,623
Total current assets	129,999	142,148
PROPERTY AND EQUIPMENT, net	6,840	6,532
OPERATING LEASE RIGHT OF USE ASSETS	6,537	6,381
INTANGIBLE ASSETS, net	105,569	105,620
GOODWILL	161,442	161,527
OTHER ASSETS	5,581	3,054
Total assets	$415,968	$425,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$13,610	$14,653
Accrued compensation expenses	7,711	3,907
Operating lease liabilities, current	1,477	1,305
Other liabilities	674	486
Total current liabilities	23,472	20,351
OPERATING LEASE LIABILITIES NONCURRENT	5,248	5,263
EARNOUT LIABILITY	40,816	13,064
DEFERRED TAX LIABILITIES	1,829	1,824
Total liabilities	71,365	40,502
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 750,000,000 shares authorized as of both March 31, 2023 and December 31, 2022, and 160,943,107 and 153,628,838 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	561,193	535,875
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(216,601)	(154,754)
Total stockholders’ equity of Navitas Semiconductor Corporation	344,603	381,132
Noncontrolling interest	—	3,628
Total stockholders’ equity	344,603	384,760
Total liabilities and stockholders’ equity	$415,968	$425,262
The accompanying condensed notes are an integral part of these condensed consolidated financial statements

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
NET REVENUES (including $0 and $613 of related party revenues)	$13,358	$6,740
COST OF REVENUES (exclusive of amortization of intangible assets included below)	7,873	3,777
OPERATING EXPENSES:
Research and development	17,394	13,325
Selling, general and administrative	19,058	24,544
Amortization of intangible assets	4,499	88
Total operating expenses	40,951	37,957
LOSS FROM OPERATIONS	(35,466)	(34,994)
OTHER INCOME (EXPENSE), net:
Interest income (expense), net	903	(24)
Gain from change in fair value of warrants	—	51,763
Gain (loss) from change in fair value of earnout liabilities	(27,752)	63,406
Other income (expense)	11	(356)
Total other income (expense), net	(26,838)	114,789
INCOME (LOSS) BEFORE INCOME TAXES	(62,304)	79,795
INCOME TAX PROVISION	61	3
NET INCOME (LOSS)	(62,365)	79,792
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(518)	—
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$(61,847)	$79,792

NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) per share attributable to common stockholders	$(0.39)	$0.67
Diluted net income (loss) per share attributable to common stockholders	$(0.39)	$0.61

WEIGHTED AVERAGE COMMON SHARES USED IN NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic common shares	156,792	119,542
Diluted common shares	156,792	131,149
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
NET INCOME (LOSS)	$(62,365)	$79,792
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	—	(60)
Total other comprehensive income (loss)	—	(60)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(62,365)	79,732
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(518)	—
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(61,847)	$79,732
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Stockholder's equity
THREE MONTHS ENDED MARCH 31, 2023	Common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	153,629	$18	$535,875	$(154,754)	$(7)	3,628	$384,760
Issuance of common stock under employee stock option and stock award plans	3,082	—	2,925	—	—	—	$2,925
Shares issued in connection with buyout agreement (see Note 18)	4,232	—	7,509	—	—	(3,110)	$4,399
Stock-based compensation expense related to employee and non-employee stock awards	—	—	14,884	—	—	—	$14,884
Net loss	—	—	—	(61,847)	—	(518)	(62,365)
BALANCE AT MARCH 31, 2023	160,943	$18	$561,193	$(216,601)	$(7)	$—	$344,603

	Stockholder's equity
THREE MONTHS ENDED MARCH 31, 2022	Common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2021	117,751	$15	$294,190	$(228,667)	$(2)	—	$65,536
Issuance of common stock under employee stock option and stock award plans	2,459	—	1,305	—	—	—	$1,305
Repurchase of common stock	(67)	—	(550)	—	—	—	$(550)
Exercise of warrants	3,318	—	29,641	—	—	—	$29,641
Stock-based compensation expense related to employee and non-employee stock awards	—	—	24,072	—	—	—	$24,072
Foreign currency translation adjustment	—	—	—	—	(60)	—	$(60)
Net income	—	—	—	79,792	—	—	79,792
BALANCE AT MARCH 31, 2022	123,461	$15	$348,658	$(148,875)	$(62)	$—	$199,736

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(62,365)	$79,792
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	506	125
Amortization of intangible assets	4,536	88
Non-cash lease expense	512	243
Other	85	(357)
Stock-based compensation expense	17,161	25,326
Amortization of debt discount and issuance costs	—	3
Gain from change in fair value of warrants	—	(51,763)
(Gain) loss from change in fair value of earnout liability	27,752	(63,406)
Deferred income taxes	5	—
Change in operating assets and liabilities:
Accounts receivable	1,704	(1,358)
Inventory	188	(1,152)
Prepaid expenses and other current assets	743	(109)
Other assets	(1,612)	1,391
Accounts payable, accrued compensation and other expenses	3,376	817
Operating lease liability	(511)	(241)
Net cash used in operating activities	(7,920)	(10,601)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment purchases	(1,000)	—
Investment in Joint Venture	—	(2,704)
Purchases of property and equipment	(815)	(294)
Receipts on notes receivable	—	6
Net cash used in investing activities	(1,815)	(2,992)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of warrants	—	(38)
Repurchase of common stock	—	(550)
Proceeds from issuance of common stock in connection stock option exercises	221	526
Principal payments on long-term debt	—	(800)
Net cash provided by (used in) financing activities	221	(862)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,514)	(14,455)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,337	268,252
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100,823	$253,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$10	$23
Cash paid for interest	$—	$67
Shares issued in connection with buyout agreement (see Note 18)	$22,400	$—
Capital expenditures in accounts payable	$228	$—
    The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION
On May 6, 2021, Navitas Semiconductor Limited, a private company limited by shares organized under the laws of Ireland (“Navitas Ireland”) and domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC, a Delaware limited liability company (“Navitas Delaware” and, together with Navitas Ireland, “Legacy Navitas”), entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement” or “BCA”) with Live Oak Acquisition Corp. II, a Delaware corporation (“Live Oak”). Pursuant to the BCA, among other transactions consummated on October 19, 2021 (collectively, the “Business Combination”), Live Oak acquired all of the capital stock of Navitas Ireland (other than the Navitas Ireland Restricted Shares, as defined below) by means of a tender offer, and a wholly owned subsidiary of Live Oak merged with and into Navitas Delaware, with Navitas Delaware surviving the merger. As a result, Legacy Navitas became a wholly owned subsidiary of Live Oak effective October 19, 2021. At the closing of the Business Combination, Live Oak changed its name to Navitas Semiconductor Corporation (“Navitas”).
References to the “Company” in these financial statements refer to Legacy Navitas and its predecessors before the consummation of the Business Combination, or to Navitas Semiconductor Corporation after the Business Combination, as the context suggests.
The Company designs, develops and markets next-generation power semiconductors including gallium nitride (“GaN”) power integrated circuits (“ICs”), silicon carbide (“SiC”) and associated high-speed silicon system controllers, and digital isolators used in power conversion and charging. Power supplies incorporating the Company’s products may be used in a wide variety of electronics products including fast chargers for mobile phones and laptops, consumer electronics, data centers, solar inverters and electric vehicles, among numerous other applications. The Company’s products provide superior efficiency, performance, size, cost and sustainability relative to existing silicon technology. The Company presently operates as a product design house that contracts the manufacturing of its chips and packaging to partner suppliers. Navitas maintains its operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan, Thailand and the Philippines, with principal executive offices in Torrance, California.
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
Acquisitions
In June 2022, the Company acquired VDDTECH srl, a Belgian private company, for approximately $1.9 million in cash and stock, and in August 2022 the Company acquired GeneSiC for approximately $246.2 million in cash and stock. See Note 17, Business Combinations, for more information.
In January 2023, the Company announced an agreement to acquire the remaining minority interest in its silicon control IC joint venture from Halo Microelectronics International Corporation for a purchase price of $22.4 million in Navitas stock. The transaction was completed in February 2023. See Note 18, Noncontrolling Interest, for more information

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Basis of Consolidation
The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The results of operations for the three months ended March 31, 2023 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2023. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity (deficit). Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 3, 2023. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Form 10-K filed with the SEC on April 3, 2023.
The Company reports noncontrolling interests of the consolidated entities as a component of equity separate from the Company’s equity. All material intercompany transactions between and among the Company and its consolidated subsidiaries have been eliminated in consolidation. The Company’s net income (loss) excluded income (loss) attributable to the noncontrolling interests. The consolidated financial statements include the accounts of Elevation Semiconductor Inc. (the “Joint Venture”), an entity in which the Company had a controlling interest since August 19, 2022 (see Note 18, Noncontrolling Interest). During the first quarter of fiscal year 2023 the Company acquired the remaining noncontrolling interest in the Joint Venture. The transaction was completed on February 13, 2023. As Navitas already had a controlling interest, financial results from the Joint Venture have already been reflected in Navitas’ historical financial statements.
The condensed consolidated financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
On an ongoing basis, management evaluates the assumptions used in making estimates, including those related to (i) the collectability of accounts receivable; (ii) write-down for excess and obsolete inventory; (iii) warranty obligations; (iv) the value assigned to and estimated useful lives of long-lived assets; (v) the realization of tax assets and estimates of tax liabilities and tax reserves; (vi) recoverability of intangible assets; (vii) the computation of share-based compensation; (viii) accrued compensation and other expenses; and (ix) the recognition of revenue. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third-party valuation specialists to assist with estimates related to the valuation of intangible assets, stock options, restricted common stock awards,earnout shares and warrants. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results could differ from those estimates.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations

We account for business combinations using the acquisition method of accounting, in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”. The acquisition method requires identifiable assets acquired and liabilities assumed to be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill.
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

Valuation of Contingent Consideration Resulting from a Business Combination
In connection with certain acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified milestone events. We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each quarter thereafter, we revalue these obligations and record increases or decreases in their fair value within our Condensed Consolidated Statements of Operations until such time as the specified milestone achievement period is complete.
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

Recently Adopted Accounting Standards

Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) amended guidance related to impairment of financial instruments as part of ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. This ASU requires entities to measure the impairment of certain financial instruments, including accounts receivable, based on expected losses rather than incurred losses. For companies that qualify under the emerging growth company exemptions, this ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, and is effective for the Company beginning in 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.
We pool financial assets based on their risk characteristics, which include class of customer, geographic location of the customer, contractual life of the financial asset, and age of the open receivable balance. The allowance for credit losses pool is estimated based on historical credit loss rates adjusted for management’s reasonable and supportable expectations of future economic conditions, which consider macroeconomic, industry and market trends that could impact future credit loss rates. Additions to the allowance are charged to general and administrative expenses in the consolidated statements of operations. Accounts receivable are written off against the allowance when the probability of collection of an account balance is deemed remote.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. INVENTORY
Inventory consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$3,551	$4,314
Work-in-process	11,609	9,166
Finished goods	3,713	5,581
Total	$18,873	$19,061
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Furniture and fixtures	$202	$215
Computers and other equipment	8,064	7,251
Leasehold improvements	2,045	2,054
Construction in Progress	71	—
	10,382	9,520
Accumulated depreciation	(3,542)	(2,988)
Total	$6,840	$6,532
For the three months ended March 31, 2023 and 2022, depreciation expense was $0.5 million and $0.1 million, respectively, and was determined using the straight-line method over the following estimated useful lives:

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
The short-term nature of the Company’s cash and cash equivalents, accounts receivable, debt and current liabilities causes each of their carrying values to approximate fair value for all periods presented. Cash equivalents classified as Level 1 instruments were not material as of March 31, 2023 and December 31, 2022.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the Company’s fair value hierarchy for financial liabilities as of March 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$40,816	$40,816

Total	$—	$—	$40,816	$40,816
The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$13,064	$13,064

Total	$—	$—	$13,064	$13,064
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
Balance at December 31, 2022	$13,064
Fair value adjustment	27,752
Balance at March 31, 2023	$40,816
The Company did not transfer any investments between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2023.

6. GOODWILL AND INTANGIBLES

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
The following table presents the changes in the Company’s goodwill balance (in thousands):

Goodwill
Balance at December 31, 2022	$161,527
Purchase price adjustment	(85)
Balance at March 31, 2023	$161,442

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Refer to Note 17, Business Combinations, for further details.

.

The following table presents the Company’s intangible asset balance by asset class as of March 31, 2023 (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(281)	$619	Straight line	2 years
Developed Technology	53,500	(7,672)	45,828	Straight line	4-10 years
In-process R&D	1,177	—	1,177	Indefinite	N/A
Patents	33,900	(1,412)	32,488	Straight line	5-15 years
Customer Relationships	24,300	(1,519)	22,781	Straight line	10 years
Non-Competition Agreements	1,900	(238)	1,662	Straight line	5 years
Other	1,926	(912)	1,014	Straight line	5 years
Total	$117,603	$(12,034)	$105,569

The following table presents the changes in the Company’s intangible asset balance (in thousands):

Intangible Assets, net
Balance at December 31, 2022	$105,620
Additions to intangible assets	4,485
Amortization expense	(4,536)
Balance at March 31, 2023	$105,569

The amortization expense was $4.5 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
There were no impairment charges during the three months ended March 31, 2023 and 2022.

7. DEBT OBLIGATIONS
On April 29, 2020, the Company entered into a loan and security agreement with a new bank (the “Term Loan”), which provided for term advances up to $8.0 million. As of March 31, 2023, this loan had been paid in full.
In connection with execution of the Term Loan, the Company issued warrants to the bank (see Note 10. Warrant Liability). The fair value of the warrants at the date of issuance was not material and was recorded as debt discount, subject to amortization using the effective interest rate method over the term of the loan. All warrants were redeemed by December 31, 2022, and amortization of debt discount and issuance costs was not significant either of the three months ended March 31, 2023 or 2022.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. LEASES:
The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from 0.5 to 5.7 years. As of March 31, 2023 no operating lease agreements contain economic penalties for the Company to extend the lease, and it is not reasonably certain the Company will exercise these extension options. Additionally, these operating lease agreements do not contain material residual value guarantees or material restrictive covenants. As of March 31, 2023 all leases recorded on the Company’s consolidated balance sheets were operating leases.
Upon adoption of ASC 842 on January 1, 2022, the Company recorded operating lease assets of $1.6 million and lease liabilities of $1.7 million in the Company’s consolidated balance sheets. The adoption of this standard did not have a material impact on retained earnings, the consolidated statements of operations, or cash flows. The Company obtained $0.6 million in additional right-of-use assets in exchange for lease obligations during the three months ended March 31, 2023. The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from nonlease components for real estate; and (ii) exclude leases with an initial term of 12 months or less (“short-term” leases) from the consolidated balance sheets and will recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term. For leases that do not have a readily determinable implicit rate, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.
Rent expense, including short-term lease cost, was $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. In addition to rent payments, the Company’s leases include real estate taxes, common area maintenance, utilities, and management fees, which are not fixed. The Company accounts for these costs as variable payments and does not include such costs as a lease component. Total variable expense was not material for the three months ended March 31, 2023 and 2022. There were no leases that had not yet commenced as of March 31, 2023, that will create significant additional rights and obligations for the Company.
Information related to the Company right-of-use assets and related operating lease liabilities were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for operating lease liabilities	$454	$261
Operating lease cost	$512	$263
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	$590	$1,391
Weighted-average remaining lease term	4.96 years	2.06 years
Weight-average discount rate	4.25% - 7.75%	4.25%

Right-of-use assets and lease liabilities consisted of the following (in thousands):

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2023	December 31, 2022
Assets:
Operating lease right-of-use assets	$6,537	$6,381

Liabilities:
Operating lease liabilities - current	1,477	1,305
Operating lease liabilities - noncurrent	5,248	5,263
Total lease liabilities	$6,725	$6,568

Maturities of lease liabilities are as follows (in thousands):
Remainder of fiscal year 2023	$1,422
Fiscal year 2024	1,532
Fiscal year 2025	1,239
Fiscal year 2026	1,183
Fiscal year 2027	1,218
Thereafter	1,125
$7,719
Less imputed interest	994
Total lease liabilities	$6,725

9. SHARE BASED COMPENSATION:
 Equity Incentive Plans
The Navitas Semiconductor Limited 2020 Equity Incentive Plan, initially adopted by the Company’s board of directors on August 5, 2020 as an amendment and restatement of the 2013 Equity Incentive Plan (“2013 Plan”), was amended and restated at the Closing of the Business Combination as the Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit (“RSU”) awards, stock appreciation rights, and other stock awards to employees, directors and consultants. Pursuant to the 2020 Plan, the exercise price for incentive stock options and non-statutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.
Under the terms of the 2020 Plan, the Company is authorized to issue 18,899,285 shares of common stock pursuant to awards under the 2020 Plan. As of October 19, 2021, the Company had issued an aggregate of 11,276,706 stock options and non-statutory options to its employees and consultants and 4,525,344 RSUs to employees, directors and consultants under the 2020 Plan. No awards have or will be issued under the 2020 Plan after October 19, 2021. Shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021 will become authorized for issuance pursuant to awards under the 2021 Plan (as defined below).
The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of Common Stock; plus (b) up to 15,802,050 shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. As of March 31, 2023 the Company has issued 9,750,000 non-statutory stock options under the 2021 Plan.

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
The Company recognizes the fair value of stock-based compensation in its financial statements over the requisite service period of the individual grants, which generally equals a four-year vesting period, except for long-term incentive performance stock options (“LTIP Options”) discussed below. The Company uses estimates of volatility, expected term, risk-free interest rate and dividend yield in determining the fair value of these awards and the amount of compensation expense to recognize. The Company uses the straight-line method to amortize stock awards granted over the requisite service period of the award, which may be explicit or derived, unless market or performance conditions result in a graded attribution.
The following table summarizes the stock-based compensation expense recognized for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Research and development	$7,177	$7,494
Selling, general and administrative	9,983	17,832
Total stock-based compensation expense	$17,160	$25,326

Stock Options
Generally, stock options granted under the Plans have terms of ten years and vest in 1/4th increments on the anniversary of the vesting commencement date and in 1/48th increments monthly thereafter. Stock options with performance vesting conditions begin to vest upon achievement of the performance condition. Expense is recognized beginning in the period in which performance is considered probable.
The fair value of incentive stock options and non-statutory stock options issued was estimated using the Black-Scholes model. The Company did not grant any stock option awards during either the three months ended March 31, 2023 or 2022.
A summary of stock options outstanding, excluding LTIP Options as of March 31, 2023, and activity during the three months then ended, is presented below:

Stock Options	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)
Outstanding at December 31, 2022	6,775	$0.59	6.20
Granted	—	—	—
Exercised	(512)	0.44	—
Forfeited or expired	(136)	1.06	—
Cancelled	—	—	—
Outstanding at March 31, 2023	6,127	$0.61	6.20
Vested and Exercisable at March 31, 2023	5,015	$0.51	5.90

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During both the three months ended March 31, 2023 and 2022, the Company recognized $0.1 million of stock-based compensation expense for the vesting of outstanding stock options, excluding $2.5 million and $1.4 million related to the LTIP Options described below. At March 31, 2023, unrecognized compensation cost related to unvested awards totaled $0.5 million. The weighted-average period over which this remaining compensation cost will be recognized is 1.2 years.

Long-term Incentive Plan Stock Options
The Company awarded a total of 6,500,000 LTIP Options to certain members of senior management on December 29, 2021 pursuant to the 2021 Plan. These non-statutory options are intended to be the only equity awards for the recipients over the duration of the performance period. The options vest in increments subject to achieving certain performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven-year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $8.13 based on the Black-Scholes model and a Monte Carlo simulation incorporating 500,000 scenarios. The weighted average contractual period remaining is 8.8 years. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2022. The valuation model utilized the following assumptions:

Risk-free interest rates	1.47%
Expected volatility rates	58%
Expected dividend yield	—
Cost of equity (for derived service period)	9.96%
Weighted-average grant date fair value of options	$8.13

In connection with LTIP Options granted in 2021, the Company recognized $2.2 million and $1.4 million of stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively. The unrecognized compensation expense related to these LTIP Options is $51.6 million as of March 31, 2023, and compensation expense will be recognized over 3.2 years.
The Company awarded a total of 3,250,000 LTIP Options to a member of senior management on August 15, 2022 pursuant to the 2021 Plan. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $10.00 per share and the average fair value on the grant date was $2.51. The weighted average contractual period remaining is 9.4 years. The Black-Scholes model and a Monte Carlo simulation incorporated 100,000 scenarios. The valuation model utilized the following assumptions:

Risk-free interest rates	2.82%
Expected volatility rates	63%
Expected dividend yield	—
Cost of equity (for derived service period)	14.64%
Weighted-average grant date fair value of options	$2.51
In connection with LTIP Options granted in 2022, the Company recognized $0.3 million of stock-based compensation expense for the three months ended March 31, 2023. The unrecognized compensation expense related to the LTIP Options is $8.7 million as of March 31, 2023, and compensation expense will be recognized over 3.8 years.

Restricted Stock Units
On August 25, 2021, the Company granted an aggregate of 4,135,000 Legacy Navitas RSUs under the 2020 Plan to certain members of senior management pursuant to restricted stock unit agreements (collectively, the “RSU Agreements”). Each RSU represents the right to receive one share of common stock of the Company, subject to the vesting and other

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

terms and conditions set forth in the RSU Agreements and the Plan. 3,500,000 of these RSU awards vest in three equal installments over a three-year period subject to the occurrence of an IPO (which includes the Business Combination) and certain valuation targets, subject to an accelerated vesting schedule based on the satisfaction of certain stock price targets. Up to 500,000 of these RSUs were eligible to vest on the six-month anniversary of the grant date, subject to the occurrence of an IPO (which included the Business Combination) and certain valuation targets. 52,500 RSUs vested upon the occurrence of the Business Combination, while the remaining 82,500 RSUs vest as specified by an RSU Agreement over a period of approximately three years. As of October 19, 2021, the IPO performance condition had been met due to the Business Combination.
Additionally, the Company regularly grants RSUs to employees as a component of their compensation. A summary of RSUs outstanding as of March 31, 2023, and activity during the three months then ended, is presented below:

	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	11,606	$5.93
Granted	5,392	6.15
Vested	(1,707)	7.46
Forfeited	(67)	6.62
Outstanding at March 31, 2023	15,224	$6.30

During the three months ended March 31, 2023 and 2022, the Company recognized $7.1 million and $16.2 million of stock-based compensation expense for the vesting of RSUs, respectively. As of March 31, 2023, unrecognized compensation cost related to unvested RSU awards totaled $90.2 million. The weighted-average period over which this remaining compensation cost is expected be recognized is 2.8 years.
The Company implemented a yearly a stock-based bonus plan in 2021 which settles by issuing a variable number of fully-vested restricted stock units to employees in the first quarter of the following fiscal year. The $2.3 million accrued as of March 31, 2023 reflects eligible employees included the Company’s 2023 annual bonus plan and amounts expected to be settled during the first quarter of 2024. The $2.8 million accrued as of December 31, 2022 was for the Company’s 2022 annual bonus plan and a balance of $0.1 million is accrued as of March 31, 2023.
Other Share Awards
In connection with the acquisition of the remaining minority interest of a silicon control IC joint venture, as described in Note 18, the Company issued 841,729 fully vested shares to certain former employees of the joint venture with a grant date fair value totaling $4.5 million. Such amount has been recognized as stock-based compensation expense during the three months ended March 31, 2023.
Unvested Earnout Shares
A portion of the earnout shares related to the Business Combination (discussed in Note 11 below) may be issued to individuals with unvested equity awards. While the payout of these shares requires achievement of share price targets based on the volume weighted average price of the Company’s common stock, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million or $11.52 per share. During the three months ended March 31, 2023 and 2022 the Company recognized $0.3 million and $6.3 million, respectively, of stock-based compensation expense for the vesting of earnout shares. At March 31, 2023, there was no remaining compensation cost related to unvested earnout shares. Refer to Note 11, Earnout Liability.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10. WARRANT LIABILITY
In connection with the closing of the Business Combination, holders of Live Oak Class A ordinary shares automatically received Class A Common Stock of the Company, and holders of Live Oak warrants automatically received a total of 13,100,000 warrants of the Company with substantially identical terms (“the Warrants”). Accordingly, 8,433,333 Live Oak public warrants automatically converted into 8,433,333 warrants to purchase one share of the Company’s Class A Common Stock at $11.50 per share (the “Public Warrants”), and 4,666,667 private placement warrants held by the sponsor of the Business Combination and certain permitted transferees (“Private Placement Warrants”), each exercisable for one Class A ordinary share of Live Oak at $11.50 per share, automatically converted into warrants to purchase one share of the Company’s Class A Common Stock at $11.50 per share with substantially identical terms as the Public Warrants. On February 4, 2022, the Company gave notice that it would redeem all of the Warrants, as further described below.
The Warrants were exercisable only during the period commencing December 7, 2021 (12 months after the consummation of Live Oak’s initial public offering) and ending on the earlier of October 19, 2026 (five years after the Closing of the Business Combination) or, in the event of redemption, the corresponding redemption date. The Company had the right to redeem not less than all of the outstanding Public Warrants on 30 days’ notice, at a redemption price of $0.01 per Warrant, if the reported closing price of the Common Stock was at least $18.00 per share for any 20 of 30 trading days ending three business days before the notice of redemption, subject to certain other conditions. The Company also had the right to redeem not less than all of the outstanding Public Warrants on 30 days’ notice, at a redemption price of $0.10 per Warrant, if the reported closing price of the Common Stock was at least $10.00 per share for any 20 of 30 trading days ending three business days before the notice of redemption, subject to certain other conditions. If the Company elected to exercise the latter right to redeem the Public Warrants for $0.10 per Warrant, and the reported closing price of the Common Stock was less than $18.00 per share for any 20 of 30 trading days ending three business days before the notice of redemption, the Company was required by the terms of the Public Warrants to concurrently redeem the Private Placement Warrants on the same terms. In addition, in such event, holders of Warrants subject to redemption would have the right to exercise their Warrants on a “cashless” basis, whereby they would receive a fractional number of shares of Common Stock per Warrant exercised before the redemption date, based on the volume weighted average price of the Common Stock for the 10 trading days following notice of redemption (the “Redemption Fair Market Value”) and the time period between the redemption date and the original expiration date of the Warrants in the absence of redemption.
On February 4, 2022, the Company issued a notice of redemption that it would redeem, at 5:00 p.m. New York City time on March 7, 2022 (the “Redemption Date”), all of the Company’s outstanding Public Warrants and Private Placement Warrants to purchase shares of the Company’s Class A Common Stock that were governed by the Warrant Agreement, dated as of December 2, 2020 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), at a redemption price of $0.10 per Warrant (the “Redemption Price”). On February 22, 2022, the Company issued a notice that the “Redemption Fair Market Value,” determined in accordance with the Warrant Agreement based on the volume weighted average price of the Common Stock for the 10 trading days immediately following the date on which notice of redemption was sent, was $10.33 and, accordingly, that holders exercising Warrants on a “cashless” basis before the Redemption Date would receive 0.261 shares of Common Stock per Warrant exercised. The Warrants were exercisable by their holders until immediately before 5:00 p.m. New York City time on the Redemption Date, either (i) on a cash basis, at an exercise price of $11.50 per share of Common Stock, or (ii) on a “cashless” basis in which the exercising holder would receive 0.261 shares of Common Stock per Warrant exercised. Between December 7, 2021 (the date the Warrants became exercisable) and the Redemption Date, an aggregate of 12,722,773 Warrants were exercised (including 17,785 on a cash basis and 12,704,988 on a “cashless” basis); an aggregate of 3,333,650 shares of Common Stock were issued upon exercise of the Warrants (including 17,785 shares in respect of cash exercises and 3,315,865 shares in respect of “cashless” exercises). A total of 377,187 Warrants remained outstanding and unexercised at the Redemption Date and were redeemed for an aggregate Redemption Price of $38. Prior to the Redemption Date, the warrants had an aggregate fair value of $81.4 million which resulted in a gain of $51.8 million due to the decrease in the fair value of the warrant liability in the three months ended March 31, 2022. There were no outstanding warrants as of March 31, 2023.

11. EARNOUT LIABILITY
Certain of the Company’s stockholders are entitled to receive up to 10,000,000 “earnout shares” of the Company’s Class A Common Stock if the earnout milestones are met. The earnout milestones represent three independent criteria, each of which entitles the eligible stockholders to 3,333,333 aggregate earn-out shares if the milestone is met. Each earnout milestone is considered met if at any time 150 days following the Business Combination and prior to October 19, 2026, the volume weighted average price of the Company’s Class A Common Stock is greater than or equal to $12.50, $17.00 or $20.00, respectively, for any twenty trading days within any thirty trading day period, respectively. Further, the earnout milestones are also considered to be met if the Company undergoes a Sale. A Sale is defined as the occurrence of any of the following: (i) engaging in a “going private” transaction pursuant to Rule 13e-3 under the Exchange Act or otherwise ceasing to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act; (ii) the Class A Common Stock ceases to be listed on a national security exchange, other than for the failure to satisfy minimum listing requirements under applicable stock exchange rules; or (iii) a change of ownership (including a merger or consolidation) or approval of a plan for complete liquidation or dissolution.
These earnout shares have been categorized into two components: (i) the “Vested Shares” – those associated with vested equity held by stockholders at the closing of the Business Combination that will be earned upon achievement of the earnout milestones and (ii) the “Unvested Shares” – those associated with unvested equity held by stockholders at the closing of the Business Combination that will be earned over the remaining service period with the Company on their Unvested Shares and upon achievement of the earnout milestones. The Vested Shares are classified as liabilities in the consolidated balance sheet and the Unvested Shares are equity-classified share-based compensation to be recognized over time (see Note 9, Share-based Compensation). The earnout liability was initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability is recorded as part of Other income (expense), net in the consolidated statements of operations.
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

	March 31, 2023	December 31, 2022
Risk-free interest rate	3.75%	4.13%
Equity volatility rate	63.00%	65.00%

At the closing of the Business Combination on October 19, 2021, the earnout liability had an initial fair value of $96.1 million, which was recorded as a long-term liability and a reduction to additional paid in capital in the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the earnout liability had a fair value of $40.4 million and $12.5 million, respectively which resulted in a loss in the fair value of the earnout liability of $27.9 million for the three months ended March 31, 2023 due to the increase in the fair value of the earnout liability.

GeneSiC Earnout Liability

In connection with the acquisition of GeneSiC as discussed in Note 17, the Company will pay additional contingent consideration of up to $25.0 million, in the form of cash earnout payments to the Sellers and certain employees of GeneSiC, conditioned on the achievement of substantial revenue and gross profit margin targets for the GeneSiC business over the four fiscal quarters beginning on October 1, 2022 and ending on September 30, 2023. The estimated fair value of the earnout liability was determined using a Monte Carlo analysis of 20,000 simulations assuming that GeneSiC’s revenue and gross profit margins follow a geometric Brownian motion over the earnout period. The valuation model utilized an assumption on the risk-free interest rate of 3.1% and equity volatility rate of 99.9%. As of March 31, 2023, the GeneSiC earnout probability is considered remote, and a liability of $0.4 million is recorded in earnout liability in the Company’s Condensed Consolidated Balance Sheets.
12. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
A majority of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers
The following customers represented 10% or more of the Company’s net revenues for the three months ended March 31, 2023 and 2022:

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
Customer	2023	2022
Distributor A	35%	*
Distributor B	19	*
Distributor C	17	31%
Distributor D	*	39
Distributor E	*	13

*Total customer net revenues was less than 10% of total net revenues.

Revenues by Geographic Area
The Company considers the domicile of its end customers, rather than the distributors it sells to directly, to be the basis for attributing revenues from external customers to individual countries. Revenues for the three months ended March 31, 2023 and 2022 were attributable to end customers in the following countries or regions:

	Three Months Ended March 31,
Country	2023	2022
Europe*	28%	—
China	57	58%
United States	11	33
Rest of Asia	4	9
All others	—	—
Total	100%	100%

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
The following customers represented 10% or more of the Company’s accounts receivable.

Customer	March 31, 2023	December 31, 2022
Distributor A	32%	19%
Distributor B	19	25
Distributor C	11	*
*Total customer accounts receivable was less than 10% of total net accounts receivable.

Concentration of Supplier Risk
The Company currently relies on a single foundry to produce wafers for GaN ICs and a separate single foundry to produce wafers for SiC MOSFETs. Loss of the relationship with either of these suppliers could have a substantial negative

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

effect on the Company. Additionally, the Company relies on a limited number of third-party subcontractors and suppliers for testing, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including due to pandemics or natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company’s third-party subcontractors and suppliers, including the third-party foundry that supplies wafers for GaN ICs, are located in Taiwan. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Taiwan and the Philippines.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13. NET INCOME (LOSS) PER SHARE:
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income (loss) by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding restricted stock units and restricted stock awards, the assumed issuance of awards for contingently issuable performance-based awards, as computed using the treasury stock method. Performance-based restricted stock units and restricted stock awards are included in the number of shares used to calculate diluted earnings per share after evaluating the applicable performance criteria as of period end and under the assumption the end of the reporting period was the end of the contingency period, and the effect is dilutive. Restricted stock awards (but not restricted stock unit awards) are eligible to receive all dividends declared on the Company’s common shares during the vesting period; however, such dividends are not paid until the restrictions lapse. The Company has no plans to declare dividends.
A summary of the net income (loss) per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
Numerator - basic and diluted:	2023	2022
Net income (loss) attributable to controlling interests	$(61,847)	$79,792

Denominator
Weighted-average common shares - basic common stock	156,792	119,542
Weighted-average common shares - diluted common stock	156,792	131,149

Net income (loss) per share - basic common stock	$(0.39)	$0.67
Net income (loss) per share - diluted common stock	$(0.39)	$0.61

Denominator
Weighted-average common shares - basic common stock	156,792	119,542
Stock options and other dilutive awards	—	11,607
Weighted-average common shares - diluted common stock	156,792	131,149

Shares excluded from diluted weighted-average shares:[1]
Earnout shares (potentially issuable common shares)	10,000	10,000
Unvested restricted stock units and restricted stock awards	376	4,979
Stock options potentially exercisable for common shares	9,750	6,500
Shares excluded from diluted weighted average shares	20,126	21,479

(1)The Company’s potentially dilutive securities, which include unexercised stock options, unvested shares, preferred shares, earnout shares, and warrants for common and preferred shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for the three months ended March 31, 2023.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14. PROVISION FOR INCOME TAXES:
Income Taxes

The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during the quarter. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was (0.03)% and 0.0%, respectively. The effective tax rate was impacted by nondeductible executive compensation and other expenses, stock compensation, state taxes, and the change in valuation allowance in the U.S. and certain foreign jurisdictions. The effective tax rate for 2023 differs from the prior year primarily as a result of tax expense in certain foreign jurisdictions not impacted by valuation allowance. The effective tax rate as of March 31, 2022 is reflective of a full valuation allowance in all jurisdictions. The Company’s quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including our ability to accurately predict the proportion of our income (loss) before provision for income taxes in multiple jurisdictions, the tax effects of stock-based compensation, and the effects of its foreign entities.

The Company had no unrecognized tax benefits for the three months ended March 31, 2023 and 2022. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the three months ended March 31, 2023 and 2022.
15. COMMITMENTS and CONTINGENCIES

Purchase Obligations
At March 31, 2023, the Company had no non-cancelable contractual arrangements that were due beyond one year besides lease obligations.

Employment agreements
The Company has entered into agreements with certain employees to provide severance payments to the employees for termination for reasons other than cause, death or disability. Aggregate payments that would be required to be made in the event of termination under the agreements are approximately $2.1 million. At March 31, 2023, no terminations have occurred or are expected to occur pursuant to these arrangements and, accordingly, no termination benefits have been accrued.
Indemnification
The Company sells products to its distributors under contracts, collectively referred to as Distributor Sales Agreements (“DSAs”). Each DSA contains the relevant terms of the contractual arrangement with the distributor, and generally includes certain provisions for indemnifying the distributor against losses, expenses, and liabilities from damages that may be awarded against the distributor in the event the Company’s products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party (Customer Indemnification). The DSA generally limits the scope of and remedies for the Customer Indemnification obligations in a variety of industry-standard respects, including, but not limited to, limitations based on time and geography, and a right to replace an infringing product. The Company also, from time to time, has granted a specific indemnification right to individual customers.
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2023. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
16. RELATED PARTY TRANSACTIONS
Notes Receivable
The Company had outstanding interest-bearing notes receivable from an employee. The notes had various maturity dates through May 1, 2023 and bore interest at rates ranging from 1% to 2.76%. As of December 31, 2022, Note 1 was forgiven for a loss of $0.1 million and Note 2 was paid off in the amount of $0.1 million. The Company did not recognize significant interest income from the notes for the three months ended March 31, 2023 or 2022.
Joint Venture
In 2021, Navitas entered into a silicon control IC joint venture with Halo Microelectronics Co., Ltd. (“Halo”), a manufacturer of power management ICs, to develop products and technology relating to AC/DC converters. Navitas’ initial contribution to the joint venture was the commitment to sell its GaN integrated circuit die at prices representing cost plus insignificant handling fees, in exchange for a minority interest, with the right to acquire the balance of the joint venture based on the future results of the venture (among other rights and obligations). On January 19, 2023, the Company announced an agreement to acquire the remaining minority interest in the joint venture as well as rights to certain intellectual property from Halo and its U.S. affiliate for a total purchase price of $22.4 million in Navitas stock. Total related party revenues recognized by the Company as a result of arrangements with its joint venture were $0.0 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, and are included in Net Revenues in the Condensed Consolidated Statements of Operations. See Note 18, Noncontrolling Interest, for more information.

Related Party Investment
During the third quarter of 2022, Navitas made a $1.5 million investment in preferred interests of an entity under common control with the Company’s partner in the joint venture described above. During the first quarter of 2023 the Company made an additional investment of $1.0 million in the entity. Such investment is included in Other Assets in the Condensed Consolidated Balance Sheets as of March 31, 2023 and is accounted for as an equity investment under ASC 321 Investments - Equity Securities. In accordance with ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any.

Related Party Advance
During the third quarter of 2022, Navitas made a $1.0 million advance to its partner in the joint venture described above in order to facilitate orders of raw materials. The outstanding amount as of March 31, 2023 was not material.

Related Party Leases
The Company leases certain property from an entity that it is owned by an executive of the Company, which expires in September 2023. During the three months ended March 31 2023, the Company paid an immaterial amount in rental payments in relation to this lease. These payments were made at standard market rates in the ordinary course of business. The total rent obligation as of March 31, 2023 was $0.1 million through September 30, 2023.
The Company leases certain property from the family member of a senior executive of the Company, which expires in March 2024. During the three months ended March 31 2023, the Company paid an immaterial amount in rental payments in relation to this lease. These payments were made at standard market rates in the ordinary course of business. The total rent obligation as of March 31, 2023 was $43 thousand through March 31, 2024.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

17. BUSINESS COMBINATIONS
Acquisition of VDDTECH srl
On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1.9 million in cash and stock. Based in Mont-saint-Guibert, Belgium, VDDTech creates advanced digital-isolators for next-generation power conversion. VDDTech’s net assets and operating results since the acquisition date are included in the Company’s Condensed Consolidated Statements of Operations and were not material for the three months ended March 31, 2022. Among shares issued in the transaction, the Company issued approximately 113,000 restricted shares that are subject to time based vesting and issued approximately 151,000 restricted shares that are subject to time and performance based vesting over the next four and three years, respectively. These restricted shares are subject to certain individuals maintaining employment with the Company and, therefore, are accounted for under ASC 718.
The Company recorded an allocation of the purchase price to tangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The excess of the purchase price over the fair value of tangible assets and liabilities of $1.2 million was recorded as goodwill as of June 30, 2022. Subsequent to June 30, 2022, a valuation of the intangible assets acquired was calculated at $1.2 million. During the third quarter of fiscal year 2022, the Company reclassified the goodwill to an intangible asset.
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
Acquisition of GeneSiC Semiconductor Inc.
On August 15, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the outstanding shares of GeneSiC Semiconductor Inc., a silicon carbide (“SiC”) pioneer with deep expertise in SiC power device design and process, based in Dulles, Virginia. Total merger consideration was approximately $244.0 million and consisted of approximately $146.3 million of common stock, $97.1 million of cash consideration, and potential future cash earn-out payments of up to an aggregate of $25.0 million which were fair valued at $0.6 million. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company has determined fair values of the assets acquired and liabilities assumed. These values are subject to change as the Company performs additional reviews of the assumptions used.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the purchase consideration and the purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed (in thousands):

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

The fair values of the identifiable intangible assets acquired at the date of Acquisition are as follows (in thousands):

Intangible Asset	Fair Value	Amortization Method	Useful Life
Trade Names	$900	Straight line	2 years
Developed Technology	49,100	Straight line	4 years
Patents	33,900	Straight line	15 years
Customer Relationships	24,300	Straight line	10 years
Non-Competition Agreements	1,900	Straight line	5 years
Total Intangibles	$110,100

The valuations of intangible assets incorporate significant unobservable inputs and require significant judgment and estimates, including the amount and timing of future cash flows. The Company recognized approximately $5.9 million of transaction costs in the fiscal year ended December 31, 2022. These costs were recorded in “Selling, general and administrative expense” in the consolidated statements of operations. The financial results of GeneSiC have been included in the Company's consolidated financial statements since the date of the acquisition.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Discount rates for each respective intangible asset were determined by accounting for the risk associated with each asset, including required technology development and customer acquisition required to support respective projections, the uncertainty of market success and the risk inherent with projected financial results. The estimated useful lives were determined by evaluating the expected economic and useful lives of the assets and of similar intangible assets from comparable business combinations and adjusting accordingly after taking into account circumstances that may be unique to GeneSiC. Net tangible assets and intangibles assets assumed as well as goodwill recognized are presented as continuing operations in the consolidated balance sheets.
The following unaudited pro forma financial information presented in the table below is provided for illustrative purposes only and is based on the historical financial statements of the Company and presents the Company’s results as if the business combination had occurred as of January 1, 2022 (in thousands):

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
Revenue	$11,476
Net income	$79,741
Basic net income per share	$0.55
Diluted net income per share	$0.51

The unaudited pro forma financial information may not be indicative of the results of operations that the Company would have attained had the business combination occurred as of January 1, 2022, nor is the pro forma financial information indicative of the results of operations that may occur in the future.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

18. NONCONTROLLING INTEREST

In July 2021, the Company formed a joint venture for the purpose of conducting research and development on technology in the area of AC/DC converters for chargers and adapters. Refer to Note 16 above.
On August 19, 2022, the Company obtained control of the joint venture, and no consideration was paid pursuant to the Change of Control Agreement. The Company consolidated the fair value of the net assets of the joint venture as of August 19, 2022, and the Company reports noncontrolling interests of the joint venture as a component of equity separate from the Company’s equity. The fair value of the noncontrolling interest and net assets is based on estimates. The Company’s net income (loss) excludes income (loss) attributable to the noncontrollling interests. The fair value of the joint venture was determined based on a multiple of future annual revenues with a discount rate of 30%. In connection with the consolidation, the Company reacquired a patent license, which was fair valued at $1.0 million based on comparable transactions during the year, and will be amortized over a five year term. Goodwill of $3.1 million was recorded in connection with this transaction
On January 19, 2023, the Company announced an agreement to acquire the remaining minority interest in the joint venture as well as rights to certain intellectual property from Halo and its U.S. affiliate for a total purchase price of $22.4 million in Navitas stock. The transaction was completed on February 13, 2023. In connection with the purchase of intellectual property, the Company recognized developed technology as an intangible asset at its estimated fair value of $4.4 million. As a result of this transaction, the Company recorded a net increase to additional paid in capital of $7.5 million representing the difference between the fair value of share consideration related to the acquisition of the remaining noncontrolling interest and the carrying value of the noncontrolling interest at the date of the transaction.
The fair value of the developed technology was estimated using the relief from royalty method, an income approach (Level 3), because of the licensing appeal of these assets The Company estimated the benefit of the ownership as the relief form the royalty expense that would be incurred in the absence of ownership. A royalty rate was applied to the projected revenues associated with the intangible asset to determine the amount of savings, which was at a rate of 10% to determine the fair value.

19. SUBSEQUENT EVENTS
The Company evaluated material subsequent events from the consolidated balance sheet date of March 31, 2023, through May 15, 2023, the date the condensed consolidated financial statements were issued. There were no material subsequent events as of May 15, 2023.

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
We design, develop and market next-generation power semiconductors including gallium nitride (“GaN”) power integrated circuits (“ICs”, silicon carbide (“SiC”) and associated high-speed silicon system controllers, and digital isolators used in power conversion and charging. Power supplies incorporating our products may be used in a wide variety of electronics products including mobile phones, consumer electronics, data centers, solar inverters and electric vehicles. We utilize a fabless business model, working with third parties to manufacture, assemble and test our designs. Our fabless model allows us to run the business today with minimal capital expenditures.
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
In support of our technology leadership, we have formed relationships with numerous Tier 1 manufacturers and suppliers over the past eight years, gaining significant traction in mobile and consumer charging applications. Navitas GaN is now in mass production with 9 of the top 10 world-wide mobile OEMs across smartphone and laptops in development with 10 out of 10. In addition, our supply chain partners have committed manufacturing capacity in excess of what we consider to be necessary to support our continued growth and expansion.
A core strength of our business lies in our industry leading IP position in GaN Power ICs. Navitas invented the first commercial GaN Power ICs. Today, we have over 185 patents that are issued or pending.
In addition to our comprehensive patent portfolio, our biggest proprietary advantage is our process design kit (PDK), the ‘how-to’ guide for Navitas designers to create new GaN based device and circuits. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, EV, enterprise, and renewables. We evaluate various complementary technologies and look to improve our PDK, in order to keep introducing newer generations of GaN technology. In the three months ended March 31, 2023 and 2022, we spent approximately 130% and 198%, respectively, of our revenue on research and development. Navitas’ research and development activities are located primarily in the US and China.

Buyout of Elevation Semiconductor
On January 19, 2023, the Company announced an agreement to acquire the remaining minority interest in its silicon control IC joint venture as well as rights to certain intellectual property from Halo Microelectronics for a total purchase price of $22.4 million in Navitas stock. As Navitas was already the majority shareholder, financial results from the joint venture have already been reflected in Navitas’ historical financial statements. The transaction was completed on February 13, 2023. In connection with the purchase of intellectual property, the Company recognized an intangible asset at its estimated fair value of $4.4 million related to acquired intellectual property

Acquisition of GeneSiC
On August 15, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the outstanding shares of GeneSiC Semiconductor Inc. (“GeneSiC”) for $146.3 million of equity, $97.1 million of cash consideration, and potential future earn-out payments of up to an aggregate of $25.0 million in cash. GeneSiC is a silicon carbide (“SiC”) pioneer with deep expertise in SiC power device design and process, based in Dulles, Virginia. The future earn-out payments were fair valued at $0.6 million, for a total merger consideration of $244.0 million. GeneSiC’s net assets and operating results since the merger date are included in the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three months ended March 31, 2023.

Acquisition of VDDTech
On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”), for approximately $1.9 million in cash and stock. Based in Mont-saint-Guibert, Belgium, VDDTech creates advanced digital-isolators for next-generation power conversion. VDDTech’s net assets and operating results since the acquisition date are included in the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations for the three months ended March 31, 2023.

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
Cost of Revenues
Cost of Revenues consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead (which includes depreciation and amortization) associated with such purchases, final test and wafer level yield fallout, inventory impairments, consumables, system and shipping costs. Cost of revenues also includes compensation related to personnel associated with manufacturing.
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

Interest Income
Interest income primarily consists of interest earned from our cash on hand..
Interest Expense
Interest expense primarily consists of interest under our term loan facility, held during the fiscal year 2022.
Income Taxes
Legacy Navitas is a dual domesticated corporation for Ireland and U.S. federal income tax purposes. Refer to Note 14, Provision for Income Taxes, in our accompanying condensed consolidated financial statements elsewhere in this quarterly report.
Results of Operations
The table and discussion below present our results for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Change $	Change %
(dollars in thousands)	2023	2022
Net revenues (including $0 and $613 of related party revenues)	$13,358	$6,740	$6,618	98%
Cost of revenues (exclusive of amortization of intangible assets included below)	7,873	3,777	4,096	108%
Operating expenses:
Research and development	17,394	13,325	4,069	31%
Selling, general and administrative	19,058	24,544	(5,486)	(22)%
Amortization of intangible assets	4,499	88	4,411	5013%
Total operating expenses	40,951	37,957	2,994	8%
Loss from operations	(35,466)	(34,994)	(472)	1%
Other income (expense), net:		—	—	—%
Interest income (expense), net	903	(24)	927	(3863)%
Gain from change in fair value of warrants	—	51,763	(51,763)	—%
Gain (loss) from change in fair value of earnout liabilities	(27,752)	63,406	(91,158)	—%
Other income (expense)	11	(356)	367	—%
Total other income (expense), net	(26,838)	114,789	(141,627)	(123)%
Income (loss) before income taxes	(62,304)	79,795	(142,099)	(178)%
Income tax provision	61	3	58	1933%
Net income (loss)	(62,365)	79,792	(142,157)	(178)%
Less: Net loss attributable to noncontrolling interests	(518)	—	(518)	—%
Net income (loss) attributable to controlling interests	$(61,847)	$79,792	(141,639)	(178)%

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Revenue

Revenue for the three months ended March 31, 2023 was $13.4 million compared to $6.7 million for the three months ended March 31, 2022, an increase of $6.6 million, or 98%. The increase reflects a combination of the Company’s customer growth trajectory, evolving from aftermarket customers to higher volume customers, and the accretive revenue impact from the acquisition of GeneSiC. Total sales volumes increased 19%, from 7.5 million to 8.9 million units shipped, while the average selling price increased 78% to $1.46 per unit.
Cost of Revenues
Cost of revenues for the three months ended March 31, 2023 was $7.9 million compared to $3.8 million for the three months ended March 31, 2022, an increase of $4.1 million or 108%. The increase was primarily driven by significant revenue growth, acquisition of GeneSiC, in addition to TSMC’s 20% wafer price increase which created a higher cost of revenues.
Research and Development Expense
Research and development expense for the three months ended March 31, 2023 of $17.4 million increased by $4.1 million, or 31%, when compared to the three months ended March 31, 2022, driven by increases of $3.0 million compensation costs related to growth in headcount as the Company develops products in Solar, Enterprise and EV and $1.3 million toward the expansion of new products, slightly offset by a decrease of $0.3 million in stock based compensation. We expect research and development expense to continue to increase as we grow our headcount to support our expansion into new applications.
Selling, General and Administrative Expense
Selling, general and administrative expense for the three months ended March 31, 2023 of $19.1 million decreased by $5.5 million, or 22%, when compared to the three months ended March 31, 2022, driven by decreases of $7.8 million in stock based compensation and $0.5 million in professional fees, slightly offset by an increase of $1.9 million in headcount costs and $1.3 million higher transaction expense. We expect selling, general and administrative costs to increase to support our growth and as a result of the increased costs for infrastructure required as a public company.

Amortization of Definite-Lived Intangible Assets
Amortization of definite-lived intangible assets for the three months ended March 31, 2023 of $4.5 million increased by $4.4 million, or 5,013%, when compared to the three months ended March 31, 2022. The increase is primarily due to business acquisitions that occurred during the fiscal year ended December 31, 2022.

Other Income (Expense), net
Net interest income for the three months ended March 31, 2023 was $0.9 million compared to immaterial net interest expense for the three months ended March 31, 2022, primarily due to the higher interest rate received on money markets funds.
During the three months ended March 31, 2023, we recognized $27.8 million loss from the change in fair value of our earn-out liabilities. Subsequent to the recognition of the earnout liability upon the consummation of the Business Combination on October 19, 2021, we remeasure the fair value of this liability at each reporting date. The increase in fair value of our earn-out liability of $27.8 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq, resulting in the increase in the estimated fair value of the earnout shares from $1.47 as of December 31, 2022 to $4.76 as of March 31, 2023.
Income Tax (Benefit) Provision
Income tax provision for the three months ended March 31, 2023 did not change materially when compared to the three months ended March 31, 2022. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

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
As of March 31, 2023, we had cash and cash equivalents of $100.8 million. We currently expect to fund our cash requirements through the use of cash on hand. We believe that our current levels of cash and cash equivalents are sufficient to finance our operations, working capital requirements and capital expenditures for the foreseeable future.
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
Cash Flows
The following table summarizes our consolidated cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	March 31, 2023	March 31, 2022

Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(7,920)	$(10,601)
Net cash used in investing activities	$(1,815)	$(2,992)
Net cash provided by (used in) financing activities	$221	$(862)
We derive liquidity primarily from debt and equity financing activities. As of March 31, 2023, our balance of cash and cash equivalents was $100.8 million, which is a decrease of $9.5 million or 9% compared to December 31, 2022.
Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities was $7.9 million, which primarily reflects a net loss of $62.4 million. This decrease to operating cash flows are partially offset by adjustments for non-cash share-based compensation of $17.2 million, non-cash losses of $27.8 million in earnout liabilities, amortization of intangible assets of $4.5 million, and an aggregate cash provided by operating assets and liabilities of $3.9 million. Specifically, a $3.4 million increase in accounts payable-trade, accrued compensation, and other expenses primarily due to an increase in accrued compensation expense as a result of timing, a $1.7 million decrease in account receivable and $0.2 million decrease in inventory, partially offset by a increase in other assets of $1.6 million..

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 of $1.8 million was primarily due to $1.0 million cash funding of a joint venture and $0.8 million for purchases of fixed assets.

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 of $0.2 million was due to proceeds from stock option exercises of $0.2 million.

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. As of March 31, 2023, our non-cancellable contractual arrangements consisted entirely of lease obligations. Refer to Note 8 - Leases for further information.

Off-Balance Sheet Commitments and Arrangements
As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
There have been no material changes to our critical accounting policies and estimates from the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2022 annual report on Form 10-K.

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
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023, pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2023, as a result of the material weaknesses in our internal control over financial reporting discussed below, and in the Company’s annual report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective.
As disclosed in Item 9 of our annual report on Form 10-K for the year ended December 31, 2022, management concluded that we lack a sufficient number of trained professionals with technical accounting expertise to identify, evaluate, value and account for complex and non-routine transactions, including revenue and stock-based compensation. We also found we have insufficient accounting resources to maintain appropriate segregation of duties, including to ensure journal entries are reviewed by personnel independent of the preparer.
Management has taken steps to evaluate resources throughout the organization to determine where current resources should be reassigned and where additional resources are needed to consistently and timely execute internal control activities. During the first quarter, a SEC reporting manger was added to the accounting department and management plans to hire additional accounting staff during the year. For more complex transactions and to the extent there is a lack of knowledge within the current accounting team, management plans to engage external professional firms to assist with such transactions as they arise, and to make additional hires and consulting arrangements as necessary. The material weaknesses will not be considered remediated until remediated controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.
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
Item 1A. Risk Factors.
There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on April 3, 2023. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our operating results, financial condition or future business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On February 13, 2023, we issued 5,045,971 shares of our common stock in consideration for our acquisition of the remaining minority equity interests in a silicon control IC joint venture and certain intellectual property license rights and other agreements from the joint venture partner and certain former employees of the joint venture. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 or Rule 506 thereunder.

Item 6. Exhibits.

EXHIBIT INDEX
Exhibit	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith ** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Gene Sheridan
President and Chief Executive Officer (principal executive officer)

Date:	May 15, 2023

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Ron Shelton
Ron Shelton
Chief Financial Officer
(principal financial and accounting officer)

Date:	May 15, 2023