Form 10-Q
period 2023-06-30
Navitas Semiconductor Corp
filed 2023-08-14
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 173,719,862 shares of Class A Common Stock and 0 shares of Class B Common Stock were outstanding at August 10, 2023.

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
•our ability to realize benefits from the acquisition of GeneSiC Semiconductor Inc. on August 15, 2022, as discussed in our annual report on Form 10-K for the year ended December 31, 2022, including in Part II, Item 1A (“Risk Factors”) therein;
•our ability to realize the expected benefits of the business combination transaction between the legacy Navitas business and Live Oak Acquisition Corp. II on October 19, 2021, which expected benefits may be affected by, among other things, competition and our ability to grow and manage growth profitably;
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
•our ability to obtain and maintain intellectual property protection, and not infringe on the intellectual property rights of others;
•our ability to transition from our SEC filing status as an “emerging growth company” to a “large accelerated filer” (each as defined by applicable SEC regulations) as of December 31, 2023;
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

SUMMARY OF RISK FACTORS
The following summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the following summary does not contain all of the information that may be important to you, and you should read the summary together with the more detailed and complete discussion of risks set forth under the heading “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K and in Part II, Item 1A of this and our other quarterly reports on Form 10‑Q. Additional risks, beyond those summarized below or discussed elsewhere in this report, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate.
Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
Risks Related to Our Business and Operations
•Our success and future revenue depend on our ability to achieve design wins and to convince our current and prospective end customers to design our products into their product offerings.
•To date we have been successful in introducing our leading-edge GaN power IC technology in mobile charging applications, such as wall chargers and adapters for mobile phones and laptop computers, and motor drives for home appliances, where we believe we have achieved a market-leading position in GaN power ICs. Growth in demand for our products depends on achieving similar successes in other markets where we believe our technology provides comparable advantages, including consumer electronics, data center, solar and EV. Although we believe we are on track in these efforts, no assurance can be given that we will succeed in similarly displacing legacy silicon solutions in these other target markets.
•Our August 2022 acquisition of GeneSiC Semiconductor Inc. (“GeneSiC”) was our first significant acquisition. We have been devoting, and expect to continue to devote, significant time and attention to integrating GeneSiC with our existing operations teams. Given our relatively small size and relative inexperience with acquisitions, we expect to face challenges which present a number of risks to achieving the anticipated benefits of the acquisition. Our revenue, expenses, results of operations and financial condition could be materially adversely affected as a result.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177,748	$110,337
Accounts receivable, net (less allowance of $14 and $0)	15,153	9,127
Inventories	18,895	19,061
Prepaid expenses and other current assets	4,291	3,623
Total current assets	216,087	142,148
PROPERTY AND EQUIPMENT, net	7,255	6,532
OPERATING LEASE RIGHT OF USE ASSETS	6,150	6,381
INTANGIBLE ASSETS, net	100,847	105,620
GOODWILL	163,215	161,527
OTHER ASSETS	5,600	3,054
Total assets	$499,154	$425,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$17,683	$14,653
Accrued compensation expenses	6,708	3,907
Operating lease liabilities, current	1,403	1,305
Other liabilities	10,158	486
Total current liabilities	35,952	20,351
OPERATING LEASE LIABILITIES NONCURRENT	4,919	5,263
EARNOUT LIABILITY	73,040	13,064
DEFERRED TAX LIABILITIES	1,829	1,824
Total liabilities	115,740	40,502
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 750,000,000 shares authorized as of both June 30, 2023 and December 31, 2022, and 173,649,862 and 153,628,838 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	19	18
Additional paid-in capital	658,530	535,875
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(275,128)	(154,754)
Total stockholders’ equity of Navitas Semiconductor Corporation	383,414	381,132
Noncontrolling interest	—	3,628
Total stockholders’ equity	383,414	384,760
Total liabilities and stockholders’ equity	$499,154	$425,262
The accompanying condensed notes are an integral part of these condensed consolidated financial statements

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
NET REVENUES	$18,062	$8,611	$31,420	$15,351
COST OF REVENUES (exclusive of amortization of intangible assets included below)	10,572	5,026	18,445	8,803
OPERATING EXPENSES:
Research and development	16,791	9,522	34,186	22,847
Selling, general and administrative	13,151	13,993	32,209	38,537
Amortization of intangible assets	4,773	84	9,272	172
Total operating expenses	34,715	23,599	75,667	61,556
LOSS FROM OPERATIONS	(27,225)	(20,014)	(62,692)	(55,008)
OTHER INCOME (EXPENSE), net:
Interest income, net	806	52	1,709	28
Gain from change in fair value of warrants	—	—	—	51,763
Gain (loss) from change in fair value of earnout liabilities	(32,224)	54,854	(59,976)	118,260
Other income (expense)	20	(785)	31	(1,141)
Total other income (expense), net	(31,398)	54,121	(58,236)	168,910
INCOME (LOSS) BEFORE INCOME TAXES	(58,623)	34,107	(120,928)	113,902
INCOME TAX (BENEFIT) PROVISION	(96)	270	(35)	273
NET INCOME (LOSS)	(58,527)	33,837	(120,893)	113,629
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(518)	—
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$(58,527)	$33,837	$(120,375)	$113,629

NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) per share attributable to common stockholders	$(0.35)	$0.27	$(0.75)	$0.93
Diluted net income (loss) per share attributable to common stockholders	$(0.35)	$0.26	$(0.75)	$0.87

WEIGHTED AVERAGE COMMON SHARES USED IN NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic common shares	165,606	124,030	161,086	121,827
Diluted common shares	165,606	132,132	161,086	130,882
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
NET INCOME (LOSS)	$(58,527)	$33,837	$(120,893)	$113,629
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	—	—	—	(60)
Total other comprehensive income (loss)	—	—	—	(60)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(58,527)	33,837	(120,893)	113,569
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	(518)	—
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(58,527)	$33,837	$(120,375)	$113,569
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Stockholder's Equity (Deficit)
SIX MONTHS ENDED JUNE 30, 2023	Common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	153,629	$18	$535,875	$(154,754)	$(7)	$3,628	$384,760
Issuance of common stock under employee stock option and stock award plans	3,082	—	2,925	—	—	—	2,925
Shares issued in connection with buyout agreement (see Note 18)	4,232	—	7,509	—	—	(3,110)	4,399
Stock-based compensation expense related to employee and non-employee stock awards	—	—	14,884	—	—	—	14,884
Net loss	—	—	—	(61,847)	—	(518)	(62,365)
BALANCE AT MARCH 31, 2023	160,943	$18	$561,193	$(216,601)	$(7)	$—	$344,603
Issuance of common stock under employee stock option and stock award plans	1,207	—	633	—	—	—	633
Shares issued in May 2023 public offering, including underwriter's exercise of option to purchase shares, net of issuance costs	11,500	1	86,458	—	—	—	86,459
Stock-based compensation expense related to employee and non-employee stock awards	—	—	10,246	—	—	—	10,246
Net loss	—	—	—	(58,527)	—	—	(58,527)
BALANCE AT JUNE 30, 2023	173,650	$19	$658,530	$(275,128)	$(7)	$—	$383,414

	Stockholder's Equity (Deficit)
SIX MONTHS ENDED JUNE 30, 2022	Common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2021	117,751	$15	$294,190	$(228,667)	$(2)	$—	$65,536
Issuance of common stock under employee stock option and stock award plans	2,459	—	1,305	—	—	—	1,305
Repurchase of common stock	(67)	—	(550)	—	—	—	(550)
Exercise of warrants	3,318	—	29,641	—	—	—	29,641
Stock-based compensation expense related to employee and non-employee stock awards	—	—	24,072	—	—	—	24,072
Foreign currency translation adjustment	—	—	—	—	(60)	—	(60)
Net income	—	—	—	79,792	—	—	79,792
BALANCE AT MARCH 31, 2022	123,461	$15	$348,658	$(148,875)	$(62)	$—	$199,736
Issuance of common stock under employee stock option and stock award plans	1,862	1	2,514	—	—	—	2,515
Shares issued for business acquisition	150	—	1,068	—	—	—	1,068
Stock-based compensation expense related to employee and non-employee stock awards	—	—	9,723	—	—	—	9,723
Net income	—	—	—	33,837	—	—	33,837
BALANCE AT JUNE 30, 2022	125,473	$16	$361,963	$(115,038)	$(62)	$—	$246,879
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(120,893)	$113,629
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	981	352
Amortization of intangible assets	9,272	171
Non-cash lease expense	512	480
Other	—	1,155
Stock-based compensation expense	29,731	36,362
Amortization of debt discount and issuance costs	85	6
Gain from change in fair value of warrants	—	(51,763)
(Gain) loss from change in fair value of earnout liability	59,976	(118,260)
Deferred income taxes	5	—
Change in operating assets and liabilities:
Accounts receivable	(6,026)	(1,144)
Inventory	166	(2,017)
Prepaid expenses and other current assets	(668)	926
Other assets	(1,644)	418
Accounts payable, accrued compensation and other expenses	11,832	1,883
Operating lease liability	(527)	(581)
Net cash used in operating activities	(17,198)	(18,383)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment purchases	(1,000)	(645)
Investment in Joint Venture	—	(5,204)
Purchases of property and equipment	(1,704)	(2,305)
Receipts on notes receivable	—	97
Net cash used in investing activities	(2,704)	(8,057)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of warrants	—	(38)
Repurchase of common stock	—	(550)
Proceeds from issuance of common stock in connection stock option exercises	854	880
Proceeds from issuance of common stock in May 2023 public offering	86,941	—
Payment of May 2023 public offering costs	(482)	—
Principal payments on long-term debt	—	(1,600)
Net cash provided by (used in) financing activities	87,313	(1,308)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,411	(27,748)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,337	268,252
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$177,748	$240,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$188
Cash paid for interest	$10	$132
Shares issued in connection with buyout agreement (see Note 18)	$22,400	$—
Shares issued for business acquisition	$—	$1,068
Capital expenditures in accounts payable	$180	$873
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
References to the “Company” in these financial statements refer to Legacy Navitas and its predecessors before the consummation of the Business Combination, or to Navitas Semiconductor Corporation and its consolidated subsidiaries after the Business Combination, as the context suggests.
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
May 2023 Public Offering
On May 26, 2023, the Company completed an underwritten public offering (the “May 2023 Public Offering”) of 10,000.000 shares of its Class A Common Stock at a public offering price of $8.00 per share, before deducting underwriting discounts and commissions. In connection with the May 2023 Public Offering, the Company granted the underwriters of the offering a 30-day option to purchase up to an additional 1,500,000 shares of the Company’s Class A Common Stock (the “Option Shares”) from the Company at the same public offering price. On June 1, 2023, the underwriters exercised in full their option to purchase the Option Shares. The sale of the Option Shares closed on June 5, 2023. After deducting underwriting discounts and commissions and before deducting offering expenses payable by the Company, the Company received net proceeds of $75.6 million and $11.3 million from the May 2023 Public Offering and sale of the Option Shares, respectively. The total net proceeds received by the Company after deducting offering expenses was $86.5 million. The Company intends to use the net proceeds for working capital and other general corporate purposes, including potential acquisitions or strategic manufacturing investments.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Acquisitions
In June 2022, the Company acquired VDDTECH srl, a Belgian private company, for approximately $1.9 million in cash and stock, and in August 2022 the Company acquired GeneSiC for approximately $246.2 million in cash and stock. See Note 17, Business Combinations, for more information.
In January 2023, the Company announced an agreement to acquire the remaining minority interest in its silicon control IC joint venture from Halo Microelectronics International Corporation for a purchase price of $22.4 million in Navitas stock. The transaction was completed in February 2023. See Note 18, Noncontrolling Interest, for more information.

Basis of Consolidation
The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The results of operations for the three and six months ended June 30, 2023 shown in this report are not necessarily indicative of results to be expected for the full year ending December 31, 2023. In the opinion of the Company’s management, the information contained herein reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations, financial position, cash flows and stockholders’ equity (deficit). Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations relating to interim financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 3, 2023. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Form 10-K filed with the SEC on April 3, 2023.
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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
We pool financial assets based on their risk characteristics, which include class of customer, geographic location of the customer, contractual life of the financial asset, and age of the open receivable balance. The allowance for credit losses pool is estimated based on historical credit loss rates adjusted for management’s reasonable and supportable expectations of future economic conditions, which consider macroeconomic, industry and market trends that could impact future credit loss rates. Additions to the allowance are charged to general and administrative expenses in the consolidated statements of operations. Accounts receivables are written off against the allowance when the probability of collection of an account balance is deemed remote.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. INVENTORY
Inventory consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$4,699	$4,314
Work-in-process	9,834	9,166
Finished goods	4,362	5,581
Total	$18,895	$19,061
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Furniture and fixtures	$230	$215
Computers and other equipment	8,833	7,251
Leasehold improvements	2,211	2,054
Construction in Progress	88	—
	11,362	9,520
Accumulated depreciation	(4,107)	(2,988)
Total	$7,255	$6,532
For the three and six months ended June 30, 2023, depreciation expense was $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2022, depreciation expense was $0.2 million and $0.4 million, respectively, and was determined using the straight-line method over the following estimated useful lives:

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
The short-term nature of the Company’s cash and cash equivalents, accounts receivable, debt and current liabilities causes each of their carrying values to approximate fair value for all periods presented. Cash equivalents classified as Level 1 instruments were $159.3 million and not material as of June 30, 2023 and December 31, 2022, respectively.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the Company’s fair value hierarchy for financial liabilities as of June 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$73,040	$73,040

Total	$—	$—	$73,040	$73,040
The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$13,064	$13,064

Total	$—	$—	$13,064	$13,064
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
Balance at December 31, 2022	$13,064
Fair value adjustment	59,976
Balance at June 30, 2023	$73,040
The Company did not transfer any investments between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2023.

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
The following table presents the changes in the Company’s goodwill balance (in thousands):

Goodwill
Balance at December 31, 2022	$161,527
Purchase price adjustment	1,688
Balance at June 30, 2023	$163,215

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Refer to Note 17, Business Combinations, for further details.

The following table presents the Company’s intangible asset balance by asset class as of June 30, 2023 (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(394)	$506	Straight line	2 years
Developed Technology	53,500	(11,016)	42,484	Straight line	4-10 years
In-process R&D	1,177	—	1,177	Indefinite	N/A
Patents	33,900	(1,977)	31,923	Straight line	5-15 years
Customer Relationships	24,300	(2,126)	22,174	Straight line	10 years
Non-Competition Agreements	1,900	(332)	1,568	Straight line	5 years
Other	2,019	(1,004)	1,015	Straight line	5 years
Total	$117,696	$(16,849)	$100,847

The following table presents the changes in the Company’s intangible asset balance (in thousands):

Intangible Assets, net
Balance at December 31, 2022	$105,620
Additions to intangible assets	4,499
Amortization expense	(9,272)
Balance at June 30, 2023	$100,847

The amortization expense was $4.8 million and $9.3 million for the three and six months ended June 30, 2023, respectively. The amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.
There were no impairment charges during the three months ended June 30, 2023 and 2022.

7. DEBT OBLIGATIONS
On April 29, 2020, the Company entered into a loan and security agreement with a new bank (the “Term Loan”), which provided for term advances up to $8.0 million. As of June 30, 2023, this loan had been paid in full.
In connection with execution of the Term Loan, the Company issued warrants to the bank (see Note 10, Warrant Liability). The fair value of the warrants at the date of issuance was not material and was recorded as debt discount, subject to amortization using the effective interest rate method over the term of the loan. All warrants were no longer outstanding by December 31, 2022, and amortization of debt discount and issuance costs was not significant any of the three or six months ended June 30, 2023 or 2022.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. LEASES:
The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from 0.2 to 5.4 years. As of June 30, 2023 no operating lease agreements contain economic penalties for the Company to extend the lease, and it is not reasonably certain the Company will exercise these extension options. Additionally, these operating lease agreements do not contain material residual value guarantees or material restrictive covenants. As of June 30, 2023 all leases recorded on the Company’s consolidated balance sheets were operating leases.
Upon adoption of ASC 842 on January 1, 2022, the Company recorded operating lease assets of $1.6 million and lease liabilities of $1.7 million in the Company’s consolidated balance sheets. The adoption of this standard did not have a material impact on retained earnings, the consolidated statements of operations, or cash flows. The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from non-lease components for real estate; and (ii) exclude leases with an initial term of 12 months or less (“short-term” leases) from the consolidated balance sheets and will recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term. For leases that do not have a readily determinable implicit rate, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.
Rent expense, including short-term lease cost, was $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively. Rent expense, including short term lease cost, was $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively. In addition to rent payments, the Company’s leases include real estate taxes, common area maintenance, utilities, and management fees, which are not fixed. The Company accounts for these costs as variable payments and does not include such costs as a lease component. Total variable expense was not material for the three and six months ended June 30, 2023 and 2022. There were no leases that had not yet commenced as of June 30, 2023, that will create significant additional rights and obligations for the Company.
Information related to the Company right-of-use assets and related operating lease liabilities were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for operating lease liabilities	$933	$527
Operating lease cost	$930	$610
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	$560	$5,892
Weighted-average remaining lease term	4.83 years	2.26 years
Weight-average discount rate	4.25% - 8.25%	4.25% - 5.50%

Maturities of lease liabilities are as follows (in thousands):
Remainder of fiscal year 2023	$936
Fiscal year 2024	1,532
Fiscal year 2025	1,239
Fiscal year 2026	1,183
Fiscal year 2027	1,218
Thereafter	1,118
7,226
Less imputed interest	904
Total lease liabilities	$6,322

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of Common Stock; plus (b) up to 15,802,050 shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. As of June 30, 2023 the Company has issued 9,750,000 non-statutory stock options under the 2021 Plan.

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the stock-based compensation expense recognized for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$6,947	$3,037	$14,124	$10,531
Selling, general and administrative	5,624	7,999	15,607	25,831
Total stock-based compensation expense	$12,571	$11,036	$29,731	$36,362

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
The fair value of incentive stock options and non-statutory stock options issued was estimated using the Black-Scholes model. The Company did not grant any stock option awards during the three or six months ended June 30, 2023 or 2022.
A summary of stock options outstanding, excluding LTIP Options as of June 30, 2023, and activity during the three months then ended, is presented below:

Stock Options	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)
Outstanding at December 31, 2022	6,775	$0.59	6.20
Granted	—	—	—
Exercised	(1,250)	0.70	—
Forfeited or expired	(136)	1.06	—
Cancelled	—	—	—
Outstanding at June 30, 2023	5,389	$0.57	5.81
Vested and Exercisable at June 30, 2023	5,389	$0.57	5.81
During both the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.2 million of stock-based compensation expense for the vesting of outstanding stock options, excluding $1.9 million and $4.3 million related to the LTIP Options described below. During the three and six months ended June 30, 2022, the Company recognized $0.1 million and $0.2 million of stock-based compensation expense for the vesting of outstanding stock options, excluding $1.4 million related to LTIP options described below. At June 30, 2023, unrecognized compensation cost related to unvested awards totaled $0.4 million. The weighted-average period over which this remaining compensation cost will be recognized is 5.8 years.

Long-term Incentive Plan Stock Options
The Company awarded a total of 6,500,000 LTIP Options to certain members of senior management on December 29, 2021 pursuant to the 2021 Plan. These non-statutory options are intended to be the only equity incentive awards for the recipients over the duration of the performance period. The options vest in increments subject to achieving certain performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven-year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $8.13 based on the Black-Scholes model and a Monte Carlo simulation incorporating 500,000 scenarios. The weighted average contractual

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

period remaining is 8.8 years. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2022. The valuation model utilized the following assumptions:

Risk-free interest rates	1.47%
Expected volatility rates	58%
Expected dividend yield	—
Cost of equity (for derived service period)	9.96%
Weighted-average grant date fair value of options	$8.13

In connection with LTIP Options granted in 2021, the Company recognized $1.6 million and $3.7 million of stock-based compensation expense for the three and six months ended June 30, 2023, respectively. The Company recognized $1.4 million and $2.8 million related to these LTIP Options during the three and six months ended June 30, 2022, respectively. The unrecognized compensation expense related to these LTIP Options is $50.1 million as of June 30, 2023, and compensation expense will be recognized over 2.9 years.
The Company awarded a total of 3,250,000 LTIP Options to a member of senior management on August 15, 2022 pursuant to the 2021 Plan. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $10.00 per share and the average fair value on the grant date was $2.51. The weighted average contractual period remaining is 9.1 years. The Black-Scholes model and a Monte Carlo simulation incorporated 100,000 scenarios. The valuation model utilized the following assumptions:

Risk-free interest rates	2.82%
Expected volatility rates	63%
Expected dividend yield	—
Cost of equity (for derived service period)	14.64%
Weighted-average grant date fair value of options	$2.51
In connection with LTIP Options granted in 2022, the Company recognized 0.3 million and $0.6 million of stock-based compensation expense for the three and six months ended June 30, 2023, respectively. The unrecognized compensation expense related to the LTIP Options is $8.5 million as of June 30, 2023, and compensation expense will be recognized over 3.5 years.

Restricted Stock Units
On August 25, 2021, the Company granted an aggregate of 4,525,344 Legacy Navitas RSUs under the 2020 Plan to certain members of senior management pursuant to restricted stock unit agreements (collectively, the “RSU Agreements”). Each RSU represents the right to receive one share of common stock of the Company, subject to the vesting and other terms and conditions set forth in the RSU Agreements and the Plan. 3,830,400 of these RSU awards vest in three equal installments over a three-year period subject to the occurrence of an IPO (which includes the Business Combination) and certain valuation targets, subject to an accelerated vesting schedule based on the satisfaction of certain stock price targets. Up to 500,000 of these RSUs were eligible to vest on the six-month anniversary of the grant date, subject to the occurrence of an IPO (which included the Business Combination) and certain valuation targets. 57,456 RSUs vested upon the occurrence of the Business Combination, while the remaining 90,288 RSUs vest as specified by an RSU Agreement over a period of approximately three years. As of October 19, 2021, the IPO performance condition had been met due to the Business Combination.
Additionally, the Company regularly grants RSUs to employees as a component of their compensation. A summary of RSUs outstanding as of June 30, 2023, and activity during the six months then ended, is presented below:

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	11,606	$5.93
Granted	5,517	6.18
Vested	(2,171)	7.32
Forfeited	(8)	7.22
Outstanding at June 30, 2023	14,944	$6.29

During the three and six months ended June 30, 2023, the Company recognized $8.1 million and $15.4 million of stock-based compensation expense for the vesting of RSUs, respectively. During the three and six months ended June 30, 2022, the Company recognized $7.4 million and $23.3 million of stock-based compensation expense for the vesting of RSUs, respectively. As of June 30, 2023, unrecognized compensation cost related to unvested RSU awards totaled $83.2 million. The weighted-average period over which this remaining compensation cost is expected be recognized is 2.6 years.
The Company implemented a yearly stock-based bonus plan in 2021 which settles by issuing a variable number of fully-vested restricted stock units to employees in the first quarter of the following fiscal year. The $4.1 million accrued as of June 30, 2023 reflects eligible employees included the Company’s 2023 annual bonus plan and amounts expected to be settled during the first quarter of 2024. The $2.8 million accrued as of December 31, 2022 was for the Company’s 2022 annual bonus plan and a balance of $0.1 million is accrued as of June 30, 2023.
Other Share Awards
In connection with the acquisition of the remaining minority interest of a silicon control IC joint venture, as described in Note 18, the Company issued 841,729 fully vested shares to certain former employees of the joint venture with a grant date fair value totaling $4.5 million. Such amount has been recognized as stock-based compensation expense during the six months ended June 30, 2023.

On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1.9 million in cash and stock. Among shares issued in the transaction, the Company issued approximately 113,000 restricted shares that are subject to time based vesting and issued approximately 151,000 restricted shares that are subject to time and performance based vesting over the next four and three years, respectively. These restricted shares are subject to certain individuals maintaining employment with the Company and, therefore, are accounted for under ASC 718. The Company recognized $0.1 million and $0.6 million of stock-based compensation expense related to the vesting of these shares during the three and six months ended June 30, 2023, respectively.
Unvested Earnout Shares
A portion of the earnout shares related to the Business Combination (discussed in Note 11 below) may be issued to individuals with unvested equity awards. While the payout of these shares requires achievement of share price targets based on the volume weighted average price of the Company’s common stock, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million or $11.52 per share. During the six months ended June 30, 2023 the Company recognized $0.3 million of stock-based compensation expense for the vesting of earnout shares. As of the beginning of the second quarter of fiscal year 2023, these earnout shares had fully vested. During the six months ended June 30, 2022, the Company recognized $0.8 million of stock-based compensation expense for the vesting of earnout shares. At June 30, 2023, there was no remaining compensation cost related to unvested earnout shares. Refer to Note 11, Earnout Liability.

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
On February 4, 2022, the Company issued a notice of redemption that it would redeem, at 5:00 p.m. New York City time on March 7, 2022 (the “Redemption Date”), all of the Company’s outstanding Public Warrants and Private Placement Warrants to purchase shares of the Company’s Class A Common Stock that were governed by the Warrant Agreement, dated as of December 2, 2020 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), at a redemption price of $0.10 per Warrant (the “Redemption Price”). On February 22, 2022, the Company issued a notice that the “Redemption Fair Market Value,” determined in accordance with the Warrant Agreement based on the volume weighted average price of the Common Stock for the 10 trading days immediately following the date on which notice of redemption was sent, was $10.33 and, accordingly, that holders exercising Warrants on a “cashless” basis before the Redemption Date would receive 0.261 shares of Common Stock per Warrant exercised. The Warrants were exercisable by their holders until immediately before 5:00 p.m. New York City time on the Redemption Date, either (i) on a cash basis, at an exercise price of $11.50 per share of Common Stock, or (ii) on a “cashless” basis in which the exercising holder would receive 0.261 shares of Common Stock per Warrant exercised. Between December 7, 2021 (the date the Warrants became exercisable) and the Redemption Date, an aggregate of 12,722,773 Warrants were exercised (including 17,785 on a cash basis and 12,704,988 on a “cashless” basis); an aggregate of 3,333,650 shares of Common Stock were issued upon exercise of the Warrants (including 17,785 shares in respect of cash exercises and 3,315,865 shares in respect of “cashless” exercises). A total of 377,187 Warrants remained outstanding and unexercised at the Redemption Date and were redeemed for an aggregate Redemption Price of $38. Prior to the Redemption Date, the warrants had an aggregate fair value of $81.4 million which resulted in a gain of $51.8 million due to the decrease in the fair value of the warrant liability in the six months ended June 30, 2022. There were no outstanding warrants as of June 30, 2023.

11. EARNOUT LIABILITY
Certain of the Company’s stockholders are entitled to receive up to 10,000,000 aggregate “earnout shares” of the Company’s Class A Common Stock if earnout milestones set forth in the Business Combination Agreement are met. The earnout milestones represent three independent criteria, each of which entitles the eligible stockholders to 3,333,333 aggregate earn-out shares if the milestone is met. Each earnout milestone is considered met if, at any time 150 days following the Business Combination and prior to October 19, 2026, the volume weighted average price of the Company’s Class A Common Stock is greater than or equal to $12.50, $17.00 or $20.00, respectively, for any twenty trading days within any thirty trading day period, respectively. Further, the earnout milestones are also considered to be met if the Company undergoes a Sale. A Sale is defined as the occurrence of any of the following: (i) engaging in a “going private” transaction pursuant to Rule 13e-3 under the Exchange Act or otherwise ceasing to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act; (ii) the Class A Common Stock ceases to be listed on a national security exchange, other than for the failure to satisfy minimum listing requirements under applicable stock exchange rules; or (iii) a change of ownership (including a merger or consolidation) or approval of a plan for complete liquidation or dissolution.
These earnout shares have been categorized into two components: (i) the “Vested Shares” – those associated with vested equity held by stockholders at the closing of the Business Combination that will be earned upon achievement of the earnout milestones and (ii) the “Unvested Shares” – those associated with unvested equity held by stockholders at the closing of the Business Combination that will be earned over the remaining service period with the Company on their Unvested Shares and upon achievement of the earnout milestones. The Vested Shares are classified as liabilities in the consolidated balance sheet and the Unvested Shares are equity-classified share-based compensation to be recognized over time (see Note 9, Share-based Compensation). The earnout liability was initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded as part of Other income (expense), net in the consolidated statements of operations.
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

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.44%	4.13%
Equity volatility rate	67.50%	65.00%

At the closing of the Business Combination on October 19, 2021, the earnout liability had an initial fair value of $96.1 million, which was recorded as a long-term liability and a reduction to additional paid in capital in the consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the earnout liability had a fair value of $73.0 million and $12.5 million, respectively which resulted in a loss in the fair value of the earnout liability of $32.6 million and $60.0 million for the three and six months ended June 30, 2023, respectively, due to the increase in the fair value of the earnout liability.

GeneSiC Earnout Liability

In connection with the acquisition of GeneSiC as discussed in Note 17, the Company will pay additional contingent consideration of up to $25.0 million, in the form of cash earnout payments to the Sellers and certain employees of GeneSiC, conditioned on the achievement of substantial revenue and gross profit margin targets for the GeneSiC business over the four fiscal quarters beginning on October 1, 2022 and ending on September 30, 2023. The estimated fair value of the earnout liability was determined using a Monte Carlo analysis of 20,000 simulations assuming that GeneSiC’s revenue and gross profit margins follow a geometric Brownian motion over the earnout period. The valuation model utilized an assumption on the risk-free interest rate of 3.1% and equity volatility rate of 99.9%. As of June 30, 2023, the GeneSiC earnout probability is considered remote, and no liability was recorded in earnout liability in the Company’s Condensed Consolidated Balance Sheets.
12. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
A majority of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following customers represented 10% or more of the Company’s net revenues for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2023	2022	2023	2022
Distributor A	28%	16%	23%	23%
Distributor B	14	*	*	*
Distributor C	13	*	*	*
Distributor D	*	*	15	*
Distributor E	*	22	10	12
Distributor F	*	21	*	29
Distributor G	*	16	*	*

*Total customer net revenues were less than 10% of total net revenues.

Revenues by Geographic Area
The Company considers the domicile of its end customers, rather than the distributors it sells to directly, to be the basis for attributing revenues from external customers to individual countries. Revenues for the three and six months ended June 30, 2023 and 2022 were attributable to end customers in the following countries or regions:

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2023	2022	2023	2022
China	50%	32%	53%	44%
Europe*	31	38	30	21
United States	9	18	10	25
Rest of Asia	10	12	7	10
Total	100%	100%	100%	100%

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
The following customers represented 10% or more of the Company’s accounts receivable.

Customer	June 30, 2023	December 31, 2022
Distributor A	26%	*
Distributor B	20	25%
Distributor C	14	*
Distributor D	*	19%

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
A summary of the net income (loss) per share calculation is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator - basic and diluted:
Net income (loss) attributable to controlling interests	$(58,527)	$33,837	$(120,375)	$113,629

Denominator
Weighted-average common shares - basic common stock	165,606	124,030	161,086	121,827
Weighted-average common shares - diluted common stock	165,606	132,132	161,086	130,882

Net income (loss) per share - basic common stock	$(0.35)	$0.27	$(0.75)	$0.93
Net income (loss) per share - diluted common stock	$(0.35)	$0.26	$(0.75)	$0.87

Denominator
Weighted-average common shares - basic common stock	165,606	124,030	161,086	121,827
Stock options and other dilutive awards	—	8,102	—	9,055
Weighted-average common shares - diluted common stock	165,606	132,132	161,086	130,882

Shares excluded from diluted weighted-average shares:
Earnout shares (potentially issuable common shares)	10,000	10,000	10,000	10,000
Unvested restricted stock units and restricted stock awards (1)	376	6,858	376	6,256
Stock options potentially exercisable for common shares	9,750	6,500	9,750	6,500
Shares excluded from diluted weighted average shares	20,126	23,358	20,126	22,756

(1)The Company’s potentially dilutive securities, which include unexercised stock options, unvested shares, and earnout shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for the three and six months ended June 30, 2023.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14. PROVISION FOR INCOME TAXES:
Income Taxes

The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during the quarter. The Company’s effective tax rate for the three and six months ended June 30, 2023 was 0.2% and 0.0%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2022 was 0.8% and 0.2%, respectively. The effective tax rate was impacted by nondeductible executive compensation and other expenses, stock compensation, state taxes, and the change in valuation allowance in the U.S. and certain foreign jurisdictions. The effective tax rate for 2023 differs from the prior year primarily as a result of tax expense in certain foreign jurisdictions not impacted by valuation allowance. The effective tax rate as of June 30, 2022 is reflective of a full valuation allowance in all jurisdictions. The Company’s quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including our ability to accurately predict the proportion of our income (loss) before provision for income taxes in multiple jurisdictions, the tax effects of stock-based compensation, and the effects of its foreign entities.

The Company had no unrecognized tax benefits for the three and six months ended June 30, 2023 and 2022. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the three and six months ended June 30, 2023 and 2022.
15. COMMITMENTS and CONTINGENCIES

Purchase Obligations
At June 30, 2023, the Company had no non-cancelable contractual arrangements that were due beyond one year besides lease obligations.

Employment agreements
The Company has entered into agreements with certain employees to provide severance payments to the employees in the event of the termination of their employment for reasons other than cause, death or disability. Aggregate payments that would be required to be made in the event of termination under the agreements are approximately $2.1 million. At June 30, 2023, no terminations have occurred or are expected to occur pursuant to these arrangements and, accordingly, no termination benefits have been accrued.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2023. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.

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
16. RELATED PARTY TRANSACTIONS
Notes Receivable
The Company had outstanding interest-bearing notes receivable from a non-executive employee. The notes had various maturity dates through May 1, 2023 and bore interest at rates ranging from 1% to 2.76%. As of December 31, 2022, Note 1 was forgiven for a loss of $0.1 million and Note 2 was paid off in the amount of $0.1 million. The Company did not recognize significant interest income from the notes for the three and six months ended June 30, 2023 or 2022.
Joint Venture
In 2021, Navitas entered into a silicon control IC joint venture with Halo Microelectronics Co., Ltd. (“Halo”), a manufacturer of power management ICs, to develop products and technology relating to AC/DC converters. Navitas’ initial contribution to the joint venture was the commitment to sell its GaN integrated circuit die at prices representing cost plus insignificant handling fees, in exchange for a minority interest, with the right to acquire the balance of the joint venture based on the future results of the venture (among other rights and obligations). On January 19, 2023, the Company announced an agreement to acquire the remaining minority interest in the joint venture as well as rights to certain intellectual property from Halo and its U.S. affiliate for a total purchase price of $22.4 million in Navitas stock. Total related party revenues recognized by the Company as a result of arrangements with its joint venture were $0.0 million for both the three and six months ended June 30, 2023, and $0.0 million and $0.7 million for the three and six months ended June 30, 2022, respectively, and are included in Net Revenues in the Condensed Consolidated Statements of Operations. See Note 18, Noncontrolling Interest, for more information.

Related Party Investment
During the third quarter of 2022, Navitas made a $1.5 million investment in preferred interests of an entity under common control with the Company’s partner in the joint venture described above. During the first quarter of 2023 the Company made an additional investment of $1.0 million in the entity. Such investment is included in Other Assets in the Condensed Consolidated Balance Sheets as of June 30, 2023 and is accounted for as an equity investment under ASC 321 Investments - Equity Securities. In accordance with ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any.

Related Party Advance
During the third quarter of 2022, Navitas made a $1.0 million advance to its partner in the joint venture described above in order to facilitate orders of raw materials. The outstanding amount as of June 30, 2023 was not material.

Related Party Leases
The Company leases certain property from an entity that it is owned by an executive of the Company, which expires in September 2023. During the three and six months ended June 30, 2023, the Company paid an immaterial amount in rental payments in relation to this lease. These payments were made at standard market rates in the ordinary course of business. The total rent obligation as of June 30, 2023 was $27 thousand through September 30, 2023.
The Company leases certain property from the family member of a senior executive of the Company, which expires in March 2024. During the three and six months ended June 30, 2023, the Company paid an immaterial amount in rental payments in relation to this lease. These payments were made at standard market rates in the ordinary course of business. The total rent obligation as of June 30, 2023 was $32 thousand through March 31, 2024.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

17. BUSINESS COMBINATIONS
Acquisition of VDDTECH srl
On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1.9 million in cash and stock. Based in Mont-saint-Guibert, Belgium, VDDTech creates advanced digital-isolators for next-generation power conversion. VDDTech’s net assets and operating results since the acquisition date are included in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations. Among shares issued in the transaction, the Company issued approximately 113,000 restricted shares that are subject to time based vesting and issued approximately 151,000 restricted shares that are subject to time and performance based vesting over the next four and three years, respectively. These restricted shares are subject to certain individuals maintaining employment with the Company and, therefore, are accounted for under ASC 718.
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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize the purchase consideration and the purchase price allocation to estimated fair values of the identifiable assets acquired and liabilities assumed (in thousands) at acquisition date:

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

During the Company’s second quarter of 2023, the Company received information regarding products shipped by GeneSiC to a distributor prior to the Company’s acquisition of GeneSiC. GeneSiC had the option, but not the obligation, to accept returns sold to the distributor. The Company determined that a $1.7 million return liability should have been recorded as of the close of the acquisition on August 15, 2022. The Company recorded the return liability as a purchase price adjustment as of June 30, 2023, resulting in an increase to goodwill and accounts payable and other accrued expenses of $1.7 million.

The Company’s cumulative purchase price allocation adjustment through June 30, 2023 was $1.6 million, primarily due to sales returns discussed above, inventory reserve, working capital adjustment and employee bonuses.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following unaudited pro forma financial information presented in the table below is provided for illustrative purposes only and is based on the historical financial statements of the Company and presents the Company’s results as if the business combination had occurred as of January 1, 2022 (in thousands):

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenue	$13,720	$25,196
Net income	$36,615	$116,356
Basic net income per share	$0.24	$0.79
Diluted net income per share	$0.24	$0.75

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

19. SUBSEQUENT EVENTS
The Company evaluated material subsequent events from the consolidated balance sheet date of June 30, 2023, through August 14, 2023, the date the condensed consolidated financial statements were issued. There were no material subsequent events as of August 14, 2023.

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
Overview
Founded in 2013, Navitas is a U.S. based developer of gallium nitride and silicon carbide power semiconductor devices that provide superior efficiency, performance, size and sustainability relative to existing silicon technology. Our solutions offer faster charging, higher power density and greater energy savings compared to silicon-based power systems with the same output power. By unlocking this speed and efficiency, we believe we are leading a revolution in high-frequency, high-efficiency and high-density power electronics to electrify our world for a cleaner tomorrow. We maintain operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan, Thailand and the Philippines, with principal executive offices in Torrance, California.
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
In support of our technology leadership, we have formed relationships with numerous Tier 1 manufacturers and suppliers over the past eight years, gaining significant traction in mobile and consumer charging applications. Navitas GaN is now in mass production with 10 of the top 10 world-wide mobile OEMs across smartphone and laptops in development with 10 out of 10. In addition, our supply chain partners have committed manufacturing capacity in excess of what we consider to be necessary to support our continued growth and expansion.
A core strength of our business lies in our industry leading IP position in GaN Power ICs. Navitas invented the first commercial GaN Power ICs. Today, we have over 185 patents that are issued or pending.
In addition to our comprehensive patent portfolio, our biggest proprietary advantage is our process design kit (PDK), the ‘how-to’ guide for Navitas designers to create new GaN based devices and circuits. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, EV, enterprise, and renewables. We evaluate various complementary technologies and look to improve our PDK, in order to keep introducing newer generations of GaN technology. In the six months ended June 30, 2023 and 2022, we spent approximately 109% and 149%, respectively, of our revenue on research and development. Navitas’ research and development activities are located primarily in the US and China.

May 2023 Public Offering
On May 26, 2023, the Company completed an underwritten public offering (the “May 2023 Public Offering”) of 10,000.000 shares of its Class A Common Stock at a public offering price of $8.00 per share, before deducting underwriting discounts and commissions. In connection with the May 2023 Public Offering, the Company granted the underwriters of the offering a 30-day option to purchase up to an additional 1,500,000 shares of the Company’s Class A Common Stock (the “Option Shares”) from the Company at the same public offering price. On June 1, 2023, the underwriters exercised in full their option to purchase the Option Shares. The sale of the Option Shares closed on June 5, 2023. After deducting underwriting discounts and commissions and before deducting offering expenses payable by the Company, the Company received net proceeds of $75.6 million and $11.3 million from the May 2023 Public Offering and sale of the Option Shares, respectively. The total net proceeds received by the Company after deducting offering expenses was $86.5 million. The Company intends to use the net proceeds for working capital and other general corporate purposes, including potential acquisitions or strategic manufacturing investments.

Buyout of Elevation Semiconductor
On January 19, 2023, the Company announced an agreement to acquire the remaining minority interest in its silicon control IC joint venture as well as rights to certain intellectual property from Halo Microelectronics for a total purchase price of $22.4 million in Navitas stock. As Navitas was already the majority shareholder, financial results from the joint venture have already been reflected in Navitas’ historical financial statements. The transaction was completed on February 13, 2023. In connection with the purchase of intellectual property, the Company recognized an intangible asset at its estimated fair value of $4.4 million related to acquired intellectual property.

Acquisition of GeneSiC
On August 15, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the outstanding shares of GeneSiC Semiconductor Inc. (“GeneSiC”) for $146.3 million of equity, $97.1 million of cash consideration, and potential future earn-out payments of up to an aggregate of $25.0 million in cash. GeneSiC is a silicon carbide (“SiC”) pioneer with deep expertise in SiC power device design and process, based in Dulles, Virginia. The future earn-out payments were fair valued at $0.6 million, for a total merger consideration of $244.0 million. GeneSiC’s net assets and operating results since the merger date are included in the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three and six months ended June 30, 2023.
During the Company’s second quarter of 2023, the Company received information regarding products shipped by GeneSiC to a distributor prior to the Company’s acquisition of GeneSiC. GeneSiC had the option, but not the obligation, to accept returns sold to the distributor. The Company determined that a $1.7 million return liability should have been recorded as of the close of the acquisition on August 15, 2022. The Company recorded the return liability as a purchase price adjustment as of June 30, 2023, resulting in an increase to goodwill and accounts payable and other accrued expenses of $1.7 million.

Acquisition of VDDTech
On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”), for approximately $1.9 million in cash and stock. Based in Mont-saint-Guibert, Belgium, VDDTech creates advanced digital-isolators for next-generation power conversion. VDDTech’s net assets and operating results since the acquisition date are included in the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023.

Results of Operations
Revenue
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

Interest Income
Interest income primarily consists of interest earned from our cash on hand.
Interest Expense
Interest expense primarily consists of interest under our term loan facility, held during the fiscal year 2022.
Income Taxes
Legacy Navitas is a dual domesticated corporation for Ireland and U.S. federal income tax purposes. Refer to Note 14, Provision for Income Taxes, in our accompanying condensed consolidated financial statements elsewhere in this quarterly report.
Results of Operations
The tables and discussion below present our results for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Change $	Change %
	2023	2022
Net revenues	$18,062	$8,611	$9,451	110%
Cost of revenues (exclusive of amortization of intangible assets included below)	10,572	5,026	5,546	110%
Operating expenses:
Research and development	16,791	9,522	7,269	76%
Selling, general and administrative	13,151	13,993	(842)	(6)%
Amortization of intangible assets	4,773	84	4,689	5582%
Total operating expenses	34,715	23,599	11,116	47%
Loss from operations	(27,225)	(20,014)	(7,211)	36%
Other income (expense), net:
Interest income (expense), net	806	52	754	1450%
Gain from change in fair value of warrants	—	—	—	—%
Gain (loss) from change in fair value of earnout liabilities	(32,224)	54,854	(87,078)	(159)%
Other income (expense)	20	(785)	805	(103)%
Total other income (expense), net	(31,398)	54,121	(85,519)	(158)%
Income (loss) before income taxes	(58,623)	34,107	(92,730)	(272)%
Income tax (benefit) provision	(96)	270	(366)	(136)%
Net income (loss)	(58,527)	33,837	(92,364)	(273)%
Less: Net loss attributable to noncontrolling interests	—	—	—	—%
Net income (loss) attributable to controlling interests	$(58,527)	$33,837	(92,364)	(273)%

	Six Months Ended June 30,		Change $	Change %
	2023	2022
Net revenues	$31,420	$15,351	$16,069	105%
Cost of revenues (exclusive of amortization of intangible assets included below)	18,445	8,803	9,642	110%
Operating expenses:
Research and development	34,186	22,847	11,339	50%
Selling, general and administrative	32,209	38,537	(6,328)	(16)%
Amortization of intangible assets	9,272	172	9,100	5291%
Total operating expenses	75,667	61,556	14,111	23%
Loss from operations	(62,692)	(55,008)	(7,684)	14%
Other income (expense), net:
Interest income (expense), net	1,709	28	1,681	6004%
Gain from change in fair value of warrants	—	51,763	(51,763)	(100)%
Gain (loss) from change in fair value of earnout liabilities	(59,976)	118,260	(178,236)	(151)%
Other income (expense)	31	(1,141)	1,172	(103)%
Total other income (expense), net	(58,236)	168,910	(227,146)	(134)%
Income (loss) before income taxes	(120,928)	113,902	(234,830)	(206)%
Income tax (benefit) provision	(35)	273	(308)	(113)%
Net income (loss)	(120,893)	113,629	(234,522)	(206)%
Less: Net loss attributable to noncontrolling interests	(518)	—	(518)	—%
Net income (loss) attributable to controlling interests	$(120,375)	$113,629	(234,004)	(206)%

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Revenue
Revenue for the three months ended June 30, 2023 was $18.1 million compared to $8.6 million for the three months ended June 30, 2022, an increase of $9.5 million, or 110%. The increase reflects a combination of the Company’s customer growth trajectory, evolving from aftermarket customers to higher volume customers, and the accretive revenue impact from the acquisition of GeneSiC. Total sales volume increased 121%, from 7.3 million to 16.2 million units shipped, while the average selling price increased 4% to $1.07 per unit.
Cost of Revenues
Cost of revenues for the three months ended June 30, 2023 was $10.6 million compared to $5.0 for the three months ended June 30, 2022, an increase of $5.5 million or 110%. The increase was primarily driven by significant revenue growth, acquisition of GeneSiC, in addition to TSMC’s 20% wafer price increase which created a higher cost of revenues.
Research and Development Expense
Research and development expense for the three months ended June 30, 2023 of $16.8 million increased by $7.3 million, or 76%, when compared to the three months ended June 30, 2022, driven by an increase of $3.9 million in stock based compensation and $3.1 million in compensation costs related to growth in headcount. We expect research and development expense to continue to increase as we grow our headcount to support our expansion into new applications.

Selling, General and Administrative Expense
Selling, general and administrative expense for the three months ended June 30, 2023 of $13.2 million decreased by $0.8 million, or 6%, when compared to the three months ended June 30, 2022, driven by decreases of $2.4 million in stock based compensation, offset by an increase of $1.1 million in headcount costs, $0.3 million in professional fees, and $0.2 million higher transaction expenses. We expect selling, general and administrative costs to increase to support our growth and as a result of the increased costs for infrastructure required as a public company.

Amortization of Definite-Lived Intangible Assets
Amortization of definite-lived intangible assets for the three months ended June 30, 2023 of $4.8 million increased by $4.7 million, or 5582%, when compared to the three months ended June 30, 2022. The increase is primarily due to business acquisitions that occurred during the fiscal year ended December 31, 2022.

Other Income (Expense), net
Net interest income for the three months ended June 30, 2023 was $0.8 million compared to $0.1 million net interest expense for the three months ended June 30, 2022, primarily due to the higher interest rate received on money markets funds.
During the three months ended June 30, 2023, we recognized a $32.2 million loss from the change in fair value of our earn-out liabilities. Subsequent to the recognition of the earnout liability upon the consummation of the Business Combination on October 19, 2021, we remeasure the fair value of this liability at each reporting date. The increase in fair value of our earn-out liability of $32.2 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq, resulting in the increase in the estimated fair value of the earnout shares from $4.76 as of March 31, 2023 to $8.58 as of June 30, 2023.
Income Tax (Benefit) Provision
Income tax provision for the three months ended June 30, 2023 did not change materially when compared to the three months ended June 30, 2022. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Revenue
Revenue for the six months ended June 30, 2023 was $31.4 million compared to $15.4 million for the six months ended June 30, 2022, an increase of $16.1 million, or 105%. The increase reflects a combination of the Company’s customer growth trajectory, evolving from aftermarket customers to higher volume customers, and the accretive revenue impact from the acquisition of GeneSiC. Total sales volumes increased 69%, from 14.8 million to 25.1 million units shipped, while the average selling price increased 26% to $1.21 per unit.
Cost of Revenues
Cost of revenues for the six months ended June 30, 2023 was $18.4 million compared to $8.8 million for the six months ended June 30, 2022, an increase of $9.6 million or 110%. The increase was primarily driven by significant revenue growth, acquisition of GeneSiC, in addition to TSMC’s 20% wafer price increase which created a higher cost of revenues.
Research and Development Expense
Research and development expense for the six months ended June 30, 2023 of $34.2 million increased by $11.3 million, or 50%, when compared to the six months ended June 30, 2022, driven by an increase of $6.6 million in compensation costs related to growth in headcount and $1.4 million toward the expansion of new products, in addition to an increase of $3.2 million in stock based compensation. We expect research and development expense to continue to increase as we grow our headcount to support our expansion into new applications.

Selling, General and Administrative Expense
Selling, general and administrative expense for the six months ended June 30, 2023 of $32.2 million decreased by $6.3 million, or 16%, when compared to the six months ended June 30, 2022, driven by decreases of $10.4 million in stock based compensation and $0.6 million in professional fees, partially offset by an increase of $3.1 million in headcount costs and $1.5 million higher transaction expense. We expect selling, general and administrative costs to increase to support our growth and as a result of the increased costs for infrastructure required as a public company.

Amortization of Definite-Lived Intangible Assets
Amortization of definite-lived intangible assets for the six months ended June 30, 2023 of $9.3 million increased by $9.1 million, or 5291%, when compared to the six months ended June 30, 2022. The increase is primarily due to business acquisitions that occurred during the fiscal year ended December 31, 2022.

Other Income (Expense), net
Net interest income for the six months ended June 30, 2023 was $1.7 million compared to immaterial net interest expense for the six months ended June 30, 2022, primarily due to the higher interest rate received on money markets funds.
During the six months ended June 30, 2023, we recognized a $60.0 million loss from the change in fair value of our earn-out liabilities. Subsequent to the recognition of the earnout liability upon the consummation of the Business Combination on October 19, 2021, we remeasure the fair value of this liability at each reporting date. The increase in fair value of our earn-out liability of $60.0 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq, resulting in the increase in the estimated fair value of the earnout shares from $1.47 as of December 31, 2022 to $8.58 as of June 30, 2022.
Income Tax (Benefit) Provision
Income tax provision for the six months ended June 30, 2023 did not change materially when compared to the three months ended June 30, 2022. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

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
As of June 30, 2023, we had cash and cash equivalents of $177.7 million. We currently expect to fund our cash requirements through the use of cash on hand. We believe that our current levels of cash and cash equivalents are sufficient to finance our operations, working capital requirements and capital expenditures for the foreseeable future.
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

Cash Flows
The following table summarizes our consolidated cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	June 30, 2023	June 30, 2022

Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(17,198)	$(18,383)
Net cash used in investing activities	$(2,704)	$(8,057)
Net cash provided by (used in) financing activities	$87,313	$(1,308)
We derive liquidity primarily from debt and equity financing activities. As of June 30, 2023, our balance of cash and cash equivalents was $177.7 million, which is an increase of $67.4 million or 61% compared to December 31, 2022.
Operating Activities
For the six months ended June 30, 2023, net cash used in operating activities was $17.2 million, which primarily reflects a net loss of $120.9 million. This decrease to operating cash flows are partially offset by adjustments for non-cash share-based compensation of $29.7 million, non-cash losses of $60.0 million in earnout liabilities, amortization of intangible assets of $9.3 million, and an aggregate cash provided by operating assets and liabilities of $3.2 million. Specifically, a $11.9 million increase in accounts payable-trade, accrued compensation, and other expenses primarily due to an increase in accrued compensation expense as a result of timing, partially offset by a $6.0 million increase in account receivable and $1.6 million increase in other assets, a $0.7 million increase in prepaid expenses and other, and a decrease in operating lease liabilities of $0.5 million..

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 of $2.7 million was primarily due to $1.0 million cash funding of a joint venture and $1.7 million for purchases of fixed assets.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 of $87.3 million was primarily due to proceeds from the issuance of common stock in May 2023 of $86.9 million and proceeds from stock option exercises of $0.9 million, offset by the payment of May 2023 public offering costs of $0.5 million.

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. As of June 30, 2023, our non-cancellable contractual arrangements consisted entirely of lease obligations. Refer to Note 8 - Leases for further information.

Off-Balance Sheet Commitments and Arrangements
As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, following the Business Combination, our condensed consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make common stock less attractive to investors. Since the value of our public float exceeded $700 million as of June 30, 2023, we will cease to be an emerging growth company as of the end of fiscal year 2023 and will become a large accelerated filer, as defined by applicable regulations, effective as of January 1, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2023, pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2023, as a result of the material weaknesses in our internal control over financial reporting discussed below and in the Company’s annual report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective.
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
Management has taken steps to evaluate resources throughout the organization to determine where current resources should be reassigned and where additional resources are needed to consistently and timely execute internal control activities. During the first quarter of 2023, an SEC reporting manger was added to the accounting department and management plans to hire additional accounting staff during the remainder of the year. For more complex transactions and to the extent there is a lack of knowledge within the current accounting team, management plans to engage external professional firms to assist with such transactions as they arise, and to make additional hires and consulting arrangements as necessary. During the second quarter, management hired a consulting firm to act as the Company’s co-sourced internal audit department and assist with the Company’s SOX 404(b) readiness. The material weaknesses will not be considered remediated until remediated controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.
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
Item 1A. Risk Factors.
In addition to the risk factors disclosed in Part I—Item 1A, “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on April 3, 2023, the following risks could also materially adversely affect our operating results, financial condition or future business.

Our management has broad discretion as to the use of the proceeds from our recent follow-on equity offering and may not use the proceeds effectively.

Our management has broad discretion in the application of the net proceeds from this our recently completed follow-on equity offering, described in Note 1 to our consolidated financial statements included in this report. Because of the number and variability of factors that will determine our use of the net proceeds from the offering, their ultimate use may vary substantially from their currently intended use. Pending their use, we may invest the net proceeds from this offering in short-term, investment-grade, interest-bearing securities. These investments may not yield returns that enhance stockholder value. If we do not invest or apply the net proceeds from this offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021, in connection with the audit of our consolidated financial statements for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting, as described above in Part I, Item 4, Controls and Procedures. In 2022, we began implementing and are continuing to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, specifically by hiring additional accounting personnel to augment existing technical expertise as well as to provide the staffing necessary to maintain effective segregation of duties. As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022, in connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we identified that these material weaknesses continue to exist as of December 31, 2022. And as disclosed above in Part I, Item 4, Controls and Procedures, we identified that these material weaknesses continue to exist as of June 30, 2023.

Our remediation efforts are ongoing, and we will continue our initiatives to implement and document policies and procedures and strengthen our internal control environment. Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout the remainder of 2023. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. In addition, it is possible that certain controls we plan to implement in 2023 will not have operated for a sufficient period of time in 2023 to test their operating effectiveness as part of our evaluation of internal control over financial reporting as of December 31, 2023 and may extend to the following year.

To remediate the material weaknesses described above, we have pursued the following remediation steps:
•We have added an SEC reporting manager to the accounting team with technical accounting experience.

•We have outsourced complex technical accounting matters to an external third party to provide assistance to us when such accounting matters arise.
•We have identified a system generated report from our accounting system that identifies if edits were made to journal entries and posted without review. On at least a quarterly basis, our management will review this report to ensure journal entries are valid.
If through our continued remediation efforts we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable Nasdaq listing requirements. Investors may lose confidence in our reported financial information as a result, which would likely have a negative effect on the trading price of our stock. We also could become subject to investigations by Nasdaq, the SEC or other regulatory authorities.

Investments in or by us may be subject to foreign investment regulation and review in the United States and elsewhere, which may result in material restrictions, conditions, prohibitions or penalties on us or our investors related to any such investments. Semiconductor technologies generally, and GaN and SiC semiconductors specifically, may be subject to heightened regulatory scrutiny.

Our industry is subject to foreign direct investment (“FDI”) regulations in many countries, including the United States. Our ability to invest in companies or operations in, and our ability to raise capital from investors affiliated with, those jurisdictions may be subject to review or approval requirements, restrictions, conditions, or prohibitions. Any review and approval of an investment or transaction by an FDI regulator may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. FDI regulatory policies and practices are rapidly evolving, and in the event that an FDI regulator reviews one or more proposed or existing investments, there can be no assurances that we will be able to maintain, or proceed with, such investments on terms acceptable to us. We may be unable to complete commercially desirable acquisitions in such jurisdictions or be subject to material costs or restrictions in connection with such acquisitions. While we strive to comply with all applicable laws and regulations, the application of FDI regulations could also in some circumstances result in financial or other penalties or required divestments, which could have a material impact on us.

In the United States, certain investments that involve the acquisition of, or investment in, a U.S. business by an investor subject to foreign control (a “foreign person”) may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved, and the nature of the technology possessed by the U.S. business. For example, investments that result in “control” of a U.S. business, which may include governance rights falling well short of majority control, by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s jurisdiction also extends to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to, among other things, “critical technologies,” and transactions involving companies that develop, produce, or test critical technologies may be subject to mandatory filing requirements. In addition, recent U.S. regulatory initiatives have classified certain semiconductor technologies as “critical to national security,” including compound semiconductors and wide-bandgap semiconductors. Both gallium nitride (GaN) and silicon carbide (SiC) are compound semiconductors and wide-bandgap semiconductors. As a result, our company’s exclusive focus on GaN- and SiC-based products, together with our global presence in rapidly growing markets, including China, may subject our company to additional regulatory restrictions or scrutiny, including by CFIUS, in connection with past or future transactions that involve investments in us or by us. Whether or not our business is deemed to involve “critical technologies,” CFIUS could choose to review proposed or past investments in us by foreign persons. In the case of such review, CFIUS could prohibit or impose conditions on the relevant investment. Such conditions might include limitations or obligations on our operations that could result in material costs or disruptions of our current or future operations. The prospect of CFIUS review, or any such prohibitions or conditions, could result in material costs or disruptions in our current or future operations or plans, and could also have a negative impact on our stock price. Furthermore, we have had recent communications with CFIUS with respect to our products, investors and acquisitions, and may have additional communications in the future with respect to these or other matters. Any future communications with CFIUS or other similar regulatory agency with authority over FDI, if not satisfactorily resolved, may result in material restrictions, conditions, prohibitions or penalties on us or our investors.

Finally, U.S. authorities have publicly announced plans to institute an outbound investment review regime, and various legislative proposals to implement such a regime are also pending. For example, on August 9, 2023, the U.S. Treasury Department issued an Advance Notice of Proposed Rulemaking announcing a proposed program that would prohibit certain types of investments by U.S. companies into certain Chinese entities with capabilities or activities related to specified semiconductor technologies, including integrated circuits manufactured from a gallium-based compound semiconductor. The final scope and content of this program remain to be defined through public comment and further rulemaking. There can be no assurance that any such regime will not restrict our ability to engage in commercially desirable investments in jurisdictions outside the United States, particularly China, or that any such restrictions will not impose material costs or competitive disadvantages on us.

Item 6. Exhibits.

EXHIBIT INDEX
Exhibit	Description

10.1*
Underwriting Agreement, dated as of May 23, 2023, by and among Navitas Semiconductor Corporation, Morgan Stanley & Co. LLC and Jefferies LLC (incorporated by reference to Exhibit 1.1 of the Company’s current report on Form 8-K, filed with the SEC on May 26, 2023)

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

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Gene Sheridan
President and Chief Executive Officer (principal executive officer)

Date:	August 14, 2023

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Ron Shelton
Ron Shelton
Chief Financial Officer
(principal financial and accounting officer)

Date:	August 14, 2023