Form 10-Q
period 2023-09-30
Navitas Semiconductor Corp
filed 2023-11-09
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 178,488,254 shares of Class A Common Stock were outstanding at November 6, 2023.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,698	$110,337
Accounts receivable, net	17,573	9,127
Inventories	15,904	19,061
Prepaid expenses and other current assets	4,511	3,623
Total current assets	214,686	142,148
PROPERTY AND EQUIPMENT, net	8,392	6,532
OPERATING LEASE RIGHT OF USE ASSETS	5,950	6,381
INTANGIBLE ASSETS, net	96,176	105,620
GOODWILL	163,215	161,527
OTHER ASSETS	5,501	3,054
Total assets	$493,920	$425,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$14,793	$14,653
Accrued compensation expenses	15,487	3,907
Operating lease liabilities, current	1,346	1,305
Deferred revenue	13,759	486
Total current liabilities	45,385	20,351
OPERATING LEASE LIABILITIES NONCURRENT	4,788	5,263
EARNOUT LIABILITY	38,567	13,064
DEFERRED TAX LIABILITIES	1,830	1,824
Total liabilities	90,570	40,502
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 750,000,000 shares authorized as of both September 30, 2023 and December 31, 2022, and 178,584,150 and 153,628,838 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	19	18
Additional paid-in capital	670,947	535,875
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(267,609)	(154,754)
Total stockholders’ equity of Navitas Semiconductor Corporation	403,350	381,132
Noncontrolling interest	—	3,628
Total stockholders’ equity	403,350	384,760
Total liabilities and stockholders’ equity	$493,920	$425,262
The accompanying condensed notes are an integral part of these condensed consolidated financial statements

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
NET REVENUES	$21,978	$10,243	$53,399	$25,594
COST OF REVENUES (exclusive of amortization of intangible assets included below)	14,878	9,852	33,322	18,655
OPERATING EXPENSES:
Research and development	16,553	11,526	50,740	34,373
Selling, general and administrative	14,419	24,053	46,629	62,590
Amortization of intangible assets	4,774	2,241	14,046	2,413
Total operating expenses	35,746	37,820	111,415	99,376
LOSS FROM OPERATIONS	(28,646)	(37,429)	(91,338)	(92,437)
OTHER INCOME (EXPENSE), net:
Interest income, net	1,695	638	3,405	666
Gain from change in fair value of warrants	—	—	—	51,763
Gain (loss) from change in fair value of earnout liabilities	34,473	(6,098)	(25,503)	112,162
Other income (expense)	20	(74)	50	(1,215)
Total other income (expense), net	36,188	(5,534)	(22,048)	163,376
INCOME (LOSS) BEFORE INCOME TAXES	7,542	(42,963)	(113,386)	70,939
INCOME TAX (BENEFIT) PROVISION	23	(10,135)	(13)	(9,862)
NET INCOME (LOSS)	7,519	(32,828)	(113,373)	80,801
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(238)	(518)	(238)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$7,519	$(32,590)	$(112,855)	$81,039

NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) per share attributable to common stockholders	$0.04	$(0.24)	$(0.68)	$0.64
Diluted net income (loss) per share attributable to common stockholders	$0.04	$(0.24)	$(0.68)	$0.58

WEIGHTED AVERAGE COMMON SHARES USED IN NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic common shares	175,103	138,455	165,719	127,390
Diluted common shares	185,626	138,455	165,719	140,134
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
NET INCOME (LOSS)	$7,519	$(32,828)	$(113,373)	$80,801
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	—	54	—	(6)
Total other comprehensive income (loss)	—	54	—	(6)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	7,519	(32,774)	(113,373)	80,795
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(238)	(518)	(238)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$7,519	$(32,536)	$(112,855)	$81,033
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Stockholder's Equity (Deficit)
NINE MONTHS ENDED SEPTEMBER 30, 2023	Common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	153,629	$18	$535,875	$(154,754)	$(7)	$3,628	$384,760
Issuance of common stock under employee stock option and stock award plans	3,082	—	2,925	—	—	—	2,925
Shares issued in connection with buyout agreement (see Note 18)	4,232	—	7,509	—	—	(3,110)	4,399
Stock-based compensation expense related to employee and non-employee stock awards	—	—	14,884	—	—	—	14,884
Net loss	—	—	—	(61,847)	—	(518)	(62,365)
BALANCE AT MARCH 31, 2023	160,943	$18	$561,193	$(216,601)	$(7)	$—	$344,603
Issuance of common stock under employee stock option and stock award plans	1,207	—	633	—	—	—	633
Shares issued in May 2023 public offering, including underwriter's exercise of option to purchase shares, net of issuance costs	11,500	1	86,458	—	—	—	86,459
Stock-based compensation expense related to employee and non-employee stock awards	—	—	10,246	—	—	—	10,246
Net loss	—	—	—	(58,527)	—	—	(58,527)
BALANCE AT JUNE 30, 2023	173,650	$19	$658,530	$(275,128)	$(7)	$—	$383,414
Issuance of common stock under employee stock option and stock award plans	4,934	—	2,178	—	—	—	2,178
Stock-based compensation expense related to employee and non-employee stock awards	—	—	10,239	—	—	—	10,239
Net income	—	—	—	7,519	—	—	7,519
BALANCE AT SEPTEMBER 30, 2023	178,584	$19	$670,947	$(267,609)	$(7)	$—	$403,350

	Stockholder's Equity (Deficit)
NINE MONTHS ENDED SEPTEMBER 30, 2022	Common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive income (loss)	Noncontrolling interest	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2021	117,751	$15	$294,190	$(228,667)	$(2)	$—	$65,536
Issuance of common stock under employee stock option and stock award plans	2,459	—	1,305	—	—	—	1,305
Repurchase of common stock	(67)	—	(550)	—	—	—	(550)
Exercise of warrants	3,318	—	29,641	—	—	—	29,641
Stock-based compensation expense related to employee and non-employee stock awards	—	—	24,072	—	—	—	24,072
Foreign currency translation adjustment	—	—	—	—	(60)	—	(60)
Net income	—	—	—	79,792	—	—	79,792
BALANCE AT MARCH 31, 2022	123,461	$15	$348,658	$(148,875)	$(62)	$—	$199,736
Issuance of common stock under employee stock option and stock award plans	1,862	1	2,514	—	—	—	2,515
Shares issued for business acquisition	150	—	1,068	—	—	—	1,068
Stock-based compensation expense related to employee and non-employee stock awards	—	—	9,723	—	—	—	9,723
Net income	—	—	—	33,837	—	—	33,837
BALANCE AT JUNE 30, 2022	125,473	$16	$361,963	$(115,038)	$(62)	$—	$246,879
Issuance of common stock under employee stock option and stock award plans	1,489	—	1,316	—	—	—	1,316
Shares issued for business acquisition	24,883	2	146,310	—	—	—	146,312
Shares issued for transaction fees	170	—	1,000	—	—	—	1,000
Stock-based compensation expense related to employee and non-employee stock awards	—	—	14,722	—	—	—	14,722
Change in noncontrolling interest	—	—	—	—	—	4,655	4,655
Foreign currency translation adjustment	—	—	—	—	54	—	54
Net loss	—	—	—	(32,590)	—	(238)	(32,828)
BALANCE AT SEPTEMBER 30, 2022	152,015	$18	$525,311	$(147,628)	$(8)	$4,417	$382,110

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(113,373)	$80,801
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,550	632
Amortization of intangible assets	14,046	2,408
Non-cash lease expense	1,449	480
Other	85	2,174
Stock-based compensation expense	41,810	52,136
Amortization of debt discount and issuance costs	—	7
Gain from change in fair value of warrants	—	(51,763)
(Gain) loss from change in fair value of earnout liability	25,503	(112,162)
Deferred income taxes	5	(10,185)
Change in operating assets and liabilities:
Accounts receivable	(8,446)	(479)
Inventory	3,157	(2,731)
Prepaid expenses and other current assets	(888)	335
Other assets	(1,649)	498
Accounts payable, accrued compensation and deferred revenue	20,761	2,778
Operating lease liability	(1,452)	(466)
Net cash used in operating activities	(17,442)	(35,537)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment purchases	(1,000)	—
Business acquisitions, net of cash acquired	—	(96,355)
Investment in Joint Venture	—	(5,204)
Investment in preferred stock	—	(1,500)
Purchases of property and equipment	(3,410)	(3,485)
Receipts on notes receivable	—	97
Net cash used in investing activities	(4,410)	(106,447)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of warrants	—	(38)
Repurchase of common stock	—	(550)
Proceeds from issuance of common stock in connection stock option exercises	1,754	1,512
Proceeds from issuance of common stock in May 2023 public offering	86,941	—
Payment of May 2023 public offering costs	(482)	—
Payment of debt issuance costs	—	(2,400)
Net cash provided by (used in) financing activities	88,213	(1,476)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,361	(143,460)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,337	268,252
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$176,698	$124,792

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net assets acquired through change in control of joint venture	$—	$6,444

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$64	$363
Cash paid for interest	$—	$205
Shares issued in connection with buyout agreement (see Note 18)	$22,400	$—
Shares issued for business acquisition	$—	$147,380
Capital expenditures in accounts payable	$764	$803
    The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION
Navitas Semiconductor Corporation (“the Company”) designs, develops and markets next-generation power semiconductors including gallium nitride (“GaN”) power integrated circuits (“ICs”), silicon carbide (“SiC”) and associated high-speed silicon system controllers, and digital isolators used in power conversion and charging. Power supplies incorporating the Company’s products may be used in a wide variety of applications including fast chargers for mobile phones and laptops, consumer electronics, data centers, solar products, electric vehicles and infrastructure, among numerous other applications. The Company’s products provide superior efficiency, performance, size, cost and sustainability relative to existing silicon technology. The Company presently operates as a product design house that contracts the manufacturing of its chips and packaging to partner suppliers. Navitas maintains its operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan, Thailand, Korea and the Philippines, with principal executive offices in Torrance, California.
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

Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are in the opinion of management, necessary for a fair presentation of such condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of results to be expected for the full year ending December 31, 2023. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 3, 2023. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Form 10-K filed with the SEC on April 3, 2023.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. INVENTORY
Inventory consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$4,776	$4,314
Work-in-process	8,767	9,166
Finished goods	2,361	5,581
Total	$15,904	$19,061
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Furniture and fixtures	$240	$215
Computers and other equipment	9,736	7,251
Leasehold improvements	2,434	2,054
Construction in Progress	737	—
	13,147	9,520
Accumulated depreciation	(4,755)	(2,988)
Total	$8,392	$6,532
For the three and nine months ended September 30, 2023, depreciation expense was $0.6 million and $1.6 million, respectively. For the three and nine months ended September 30, 2022, depreciation expense was $0.3 million and $0.6 million, respectively, and was determined using the straight-line method over the following estimated useful lives:

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
The short-term nature of the Company’s cash and cash equivalents, accounts receivable, debt and current liabilities causes each of their carrying values to approximate fair value for all periods presented. Cash equivalents classified as Level 1 instruments were $159.5 million and not material as of September 30, 2023 and December 31, 2022, respectively.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the Company’s fair value hierarchy for financial liabilities as of September 30, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$38,567	$38,567

Total	$—	$—	$38,567	$38,567
The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$13,064	$13,064

Total	$—	$—	$13,064	$13,064
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
Balance at December 31, 2022	$13,064
Fair value adjustment	25,503
Balance at September 30, 2023	$38,567
The Company did not transfer any investments between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2023.

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the changes in the Company’s goodwill balance (in thousands):

Goodwill
Balance at December 31, 2022	$161,527
Purchase price adjustment	1,688
Balance at September 30, 2023	$163,215

Refer to Note 17, Business Combinations, for further details.

The following table presents the Company’s intangible asset balance by asset class as of September 30, 2023 (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(506)	$394	Straight line	2 years
Developed Technology	53,500	(14,359)	39,141	Straight line	4-10 years
In-process R&D	1,177	—	1,177	Indefinite	N/A
Patents	34,900	(2,759)	32,141	Straight line	5-15 years
Customer Relationships	24,300	(2,734)	21,566	Straight line	10 years
Non-Competition Agreements	1,900	(428)	1,472	Straight line	5 years
Other	1,166	(881)	285	Straight line	5 years
Total	$117,843	$(21,667)	$96,176

The following table presents the changes in the Company’s intangible asset balance (in thousands):

Intangible Assets, net
Balance at December 31, 2022	$105,620
Additions to intangible assets	4,602
Amortization expense	(14,046)
Balance at September 30, 2023	$96,176

The amortization expense was $4.8 million and $14.0 million for the three and nine months ended September 30, 2023, respectively. The amortization expense was $2.2 million and $2.4 million for the three and nine months ended September 30, 2022, respectively.
There were no impairment charges during the three months ended September 30, 2023 and 2022.

7. DEBT OBLIGATIONS
On April 29, 2020, the Company entered into a loan and security agreement with a new bank (the “Term Loan”), which provided for term advances up to $8.0 million. As of September 30, 2023, this loan had been paid in full.
In connection with execution of the Term Loan, the Company issued warrants to the bank (see Note 10, Warrant Liability). The fair value of the warrants at the date of issuance was not material and was recorded as debt discount, subject to amortization using the effective interest rate method over the term of the loan. All warrants were no longer outstanding

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

by December 31, 2022, and amortization of debt discount and issuance costs was not significant any of the three or nine months ended September 30, 2023 or 2022.
8. LEASES:
The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from 0.1 to 5.2 years. As of September 30, 2023 no operating lease agreements contain economic penalties for the Company to extend the lease, and it is not reasonably certain the Company will exercise these extension options. Additionally, these operating lease agreements do not contain material residual value guarantees or material restrictive covenants. As of September 30, 2023 all leases recorded on the Company’s consolidated balance sheets were operating leases.
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
Rent expense, including short-term lease cost, was $0.5 million and $1.5 million for the three and nine months ended September 30, 2023, respectively. Rent expense, including short term lease cost, was $0.7 million and $1.4 million for the three and nine months ended September 30, 2022, respectively. In addition to rent payments, the Company’s leases include real estate taxes, common area maintenance, utilities, and management fees, which are not fixed. The Company accounts for these costs as variable payments and does not include such costs as a lease component. Total variable expense was not material for the three and nine months ended September 30, 2023 and 2022.
Information related to the Company right-of-use assets and related operating lease liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for operating lease liabilities	$1,426	$425
Operating lease cost	$1,449	$573
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	$776	$5,805
Weighted-average remaining lease term	4.64 years	2.26 years
Weight-average discount rate	4.25% - 8.25%	4.25% - 5.50%

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturities of lease liabilities are as follows (in thousands):
Remainder of fiscal year 2023	$464
Fiscal year 2024	1,619
Fiscal year 2025	1,324
Fiscal year 2026	1,229
Fiscal year 2027	1,218
Thereafter	1,112
6,966
Less imputed interest	832
Total lease liabilities	$6,134

9. SHARE BASED COMPENSATION:
 Equity Incentive Plans
The Navitas Semiconductor Limited 2020 Equity Incentive Plan, initially adopted by the Company’s board of directors on August 5, 2020 as an amendment and restatement of the 2013 Equity Incentive Plan (“2013 Plan”), was amended and restated as the Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit (“RSU”) awards, stock appreciation rights, and other stock awards to employees, directors and consultants. Pursuant to the 2020 Plan, the exercise price for incentive stock options and non-statutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.
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
The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of Common Stock; plus (b) up to 15,802,050 shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. As of September 30, 2023 the Company has issued 9,750,000 non-statutory stock options under the 2021 Plan.

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

service period of the award, which may be explicit or derived, unless market or performance conditions result in a graded attribution.
The following table summarizes the stock-based compensation expense recognized for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$6,013	$5,227	$20,137	$15,758
Selling, general and administrative	6,066	10,547	21,673	36,378
Total stock-based compensation expense	$12,079	$15,774	$41,810	$52,136

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
The fair value of incentive stock options and non-statutory stock options issued was estimated using the Black-Scholes model. The Company did not grant any stock option awards during the three or nine months ended September 30, 2023 or 2022.
A summary of stock options outstanding, excluding LTIP Options as of September 30, 2023, and activity during the nine months then ended, is presented below:

Stock Options	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)
Outstanding at December 31, 2022	6,775	$0.59	6.20
Exercised	(3,729)	0.47	—
Forfeited or expired	(215)	1.06	—
Outstanding at September 30, 2023	2,831	$0.74	6.03
Vested and Exercisable at September 30, 2023	2,269	$0.66	5.77
During both the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.4 million of stock-based compensation expense for the vesting of outstanding stock options, excluding $1.8 million and $6.1 million related to the LTIP Options described below. During the three and nine months ended September 30, 2022, the Company recognized $0.1 million and $0.4 million of stock-based compensation expense for the vesting of outstanding stock options, excluding $1.4 million related to LTIP options described below. At September 30, 2023, unrecognized compensation cost related to unvested awards totaled $0.2 million. The weighted-average period over which this remaining compensation cost will be recognized is 0.7 years.

Long-term Incentive Plan Stock Options
The Company awarded a total of 6,500,000 LTIP Options to certain members of senior management on December 29, 2021 pursuant to the 2021 Plan. These non-statutory options are intended to be the only equity incentive awards for the recipients over the duration of the performance period. The options vest in increments subject to achieving certain performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven-year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $8.13 based on the Black-Scholes model and a Monte Carlo simulation incorporating 500,000 scenarios. The weighted average contractual

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

period remaining is 8.3 years. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2022. The valuation model utilized the following assumptions:

Risk-free interest rates	1.47%
Expected volatility rates	58%
Expected dividend yield	—
Cost of equity (for derived service period)	9.96%
Weighted-average grant date fair value of options	$8.13

In connection with LTIP Options granted in 2021, the Company recognized $1.6 million and $5.3 million of stock-based compensation expense for the three and nine months ended September 30, 2023, respectively. The Company recognized $1.4 million and $4.2 million related to these LTIP Options during the three and nine months ended September 30, 2022, respectively. The unrecognized compensation expense related to these LTIP Options is $48.5 million as of September 30, 2023, and compensation expense will be recognized over 2.7 years.
The Company awarded a total of 3,250,000 LTIP Options to a member of senior management on August 15, 2022 pursuant to the 2021 Plan. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $10.00 per share and the average fair value on the grant date was $2.51. The weighted average contractual period remaining is 8.9 years. The Black-Scholes model and a Monte Carlo simulation incorporated 100,000 scenarios. The valuation model utilized the following assumptions:

Risk-free interest rates	2.82%
Expected volatility rates	63%
Expected dividend yield	—
Cost of equity (for derived service period)	14.64%
Weighted-average grant date fair value of options	$2.51
In connection with LTIP Options granted in 2022, the Company recognized $0.3 million and $0.8 million of stock-based compensation expense for the three and nine months ended September 30, 2023, respectively. The Company recognized $0.1 million related to these LTIP Options during the three and nine months ended September 30, 2022. The unrecognized compensation expense related to the LTIP Options is $8.2 million as of September 30, 2023, and compensation expense will be recognized over 3.3 years.

Restricted Stock Units
The Company regularly grants RSUs to employees as a component of their compensation. A summary of RSUs outstanding as of September 30, 2023, and activity during the nine months then ended, is presented below:

	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	11,606	$5.93
Granted	5,861	6.37
Vested	(4,303)	5.70
Forfeited	(44)	7.16
Outstanding at September 30, 2023	13,120	$6.73

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three and nine months ended September 30, 2023, the Company recognized $8.1 million and $23.5 million of stock-based compensation expense for the vesting of RSUs, respectively. During the three and nine months ended September 30, 2022, the Company recognized $8.7 million and $32.4 million of stock-based compensation expense for the vesting of RSUs, respectively. As of September 30, 2023, unrecognized compensation cost related to unvested RSU awards totaled $77.4 million. The weighted-average period over which this remaining compensation cost is expected be recognized is 2.7 years.
The Company implemented a yearly stock-based bonus plan in 2021 which settles by issuing a variable number of fully-vested restricted stock units to employees in the first quarter of the following fiscal year. The $5.7 million accrued as of September 30, 2023 reflects eligible employees included the Company’s 2023 annual bonus plan and amounts expected to be settled during the first quarter of 2024. The $2.8 million accrued as of December 31, 2022 was for the Company’s 2022 annual bonus plan and a balance of $0.1 million is accrued as of September 30, 2023.
Other Share Awards
In connection with the acquisition of the remaining minority interest of a silicon control IC joint venture, as described in Note 18, the Company issued 841,729 fully vested shares to certain former employees of the joint venture with a grant date fair value totaling $4.5 million. Such amount has been recognized as stock-based compensation expense during the nine months ended September 30, 2023.

On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1.9 million in cash and stock. Among shares issued in the transaction, the Company issued approximately 113,000 restricted shares that are subject to time based vesting and issued approximately 151,000 restricted shares that are subject to time and performance based vesting over the next four and three years, respectively. These restricted shares are subject to certain individuals maintaining employment with the Company and, therefore, are accounted for under ASC 718. The Company recognized $0.1 million and $0.7 million of stock-based compensation expense related to the vesting of these shares during the three and nine months ended September 30, 2023, respectively.
Unvested Earnout Shares
A portion of the earnout shares related to the Business Combination (discussed in Note 11 below) may be issued to individuals with unvested equity awards. While the payout of these shares requires achievement of share price targets based on the volume weighted average price of the Company’s common stock, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million or $11.52 per share. During the three and nine months ended September 30, 2023 the Company recognized $0.0 million and $0.3 million, respectively, of stock-based compensation expense for the vesting of earnout shares. As of the beginning of the second quarter of fiscal year 2023, these earnout shares had fully vested. At September 30, 2023, there was no remaining compensation cost related to unvested earnout shares. During the three and nine months ended September 30, 2022, the Company recognized $4.3 million and $11.5 million, respectively, of stock-based compensation expense for the vesting of earnout shares. Refer to Note 11, Earnout Liability.
10. WARRANT LIABILITY
On February 4, 2022, the Company issued a notice of redemption that it would redeem, at 5:00 p.m. New York City time on March 7, 2022 (the “Redemption Date”), all of the Company’s outstanding Public Warrants and Private Placement Warrants to purchase shares of the Company’s Class A Common Stock that were governed by the Warrant Agreement, dated as of December 2, 2020 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), at a redemption price of $0.10 per Warrant (the “Redemption Price”). On February 22, 2022, the Company issued a notice that the “Redemption Fair Market Value,” determined in accordance with the Warrant Agreement based on the volume weighted average price of the Common Stock for the 10 trading days immediately following the date on which notice of redemption was sent, was $10.33 and, accordingly, that holders exercising Warrants on a “cashless” basis before the Redemption Date would receive 0.261 shares of Common Stock per Warrant exercised. The Warrants were exercisable by their holders until immediately before 5:00 p.m. New York City time

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

on the Redemption Date, either (i) on a cash basis, at an exercise price of $11.50 per share of Common Stock, or (ii) on a “cashless” basis in which the exercising holder would receive 0.261 shares of Common Stock per Warrant exercised. Between December 7, 2021 (the date the Warrants became exercisable) and the Redemption Date, an aggregate of 12,722,773 Warrants were exercised (including 17,785 on a cash basis and 12,704,988 on a “cashless” basis); an aggregate of 3,333,650 shares of Common Stock were issued upon exercise of the Warrants (including 17,785 shares in respect of cash exercises and 3,315,865 shares in respect of “cashless” exercises). A total of 377,187 Warrants remained outstanding and unexercised at the Redemption Date and were redeemed for an aggregate Redemption Price of $38. Prior to the Redemption Date, the warrants had an aggregate fair value of $81.4 million which resulted in a gain of $51.8 million due to the decrease in the fair value of the warrant liability in the nine months ended September 30, 2022. There were no outstanding warrants as of September 30, 2023. See footnote 10, Warrant Liability to the Company’s consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 3, 2023 for further details.

11. EARNOUT LIABILITY
Certain of the Company’s stockholders are entitled to receive up to 10,000,000 aggregate “earnout shares” of the Company’s Class A Common Stock if earnout milestones are met. The earnout milestones represent three independent criteria, each of which entitles the eligible stockholders to 3,333,333 aggregate earn-out shares if the milestone is met. See footnote 11, Earnout Liability to the Company’s consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 3, 2023 for further details.
The earnout liability is remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded as part of Other income (expense), net in the consolidated statements of operations.
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

	September 30, 2023	December 31, 2022
Risk-free interest rate	4.79%	4.13%
Equity volatility rate	70.00%	65.00%

As of September 30, 2023 and December 31, 2022, the earnout liability had a fair value of $38.6 million and $12.5 million, respectively which resulted in a gain in the fair value of the earnout liability of $34.5 million and a loss in the fair value of the earnout liability of $25.5 million for the three and nine months ended September 30, 2023, respectively, due to the fluctuations in the fair value of the earnout liability.

GeneSiC Earnout Liability

In connection with the acquisition of GeneSiC as discussed in Note 17, the Company will pay additional contingent consideration of up to $25.0 million, in the form of cash earnout payments to the Sellers and certain employees of GeneSiC, conditioned on the achievement of substantial revenue and gross profit margin targets for the GeneSiC business over the four fiscal quarters beginning on October 1, 2022 and ending on September 30, 2023. The estimated fair value of the earnout liability was determined using a Monte Carlo analysis of 20,000 simulations assuming that GeneSiC’s revenue and gross profit margins follow a geometric Brownian motion over the earnout period. The valuation model utilized an assumption on the risk-free interest rate of 3.1% and equity volatility rate of 99.9%. As of September 30, 2023, the GeneSiC earnout was not achieved, and no liability was recorded in earnout liability in the Company’s Condensed Consolidated Balance Sheets.

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
The following customers represented 10% or more of the Company’s net revenues for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2023	2022	2023	2022
Distributor A	53%	*	29%	*
Distributor B	*	*	14	15%
Distributor C	*	34%	*	20
Distributor D	*	15	*	21
Distributor E	*	15	*	*

*Total customer net revenues were less than 10% of total net revenues.

Revenues by Geographic Area
The Company considers the domicile of its end customers, rather than the distributors it sells to directly, to be the basis for attributing revenues from external customers to individual countries. Revenues for the three and nine months ended September 30, 2023 and 2022 were attributable to end customers in the following countries or regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2023	2022	2023	2022
China	61%	20%	55%	34%
Europe*	14	47	22	31
United States	13	28	15	27
Rest of Asia	12	3	8	7
All others	—	2	—	1
Total	100%	100%	100%	100%

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following customers represented 10% or more of the Company’s accounts receivable.

Customer	September 30, 2023	December 31, 2022
Distributor A	58%	*
Distributor B	*	25%
Distributor C	*	19%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted-average common shares - basic common stock	175,103	138,455	165,719	127,390
Stock options and other dilutive awards	10,523	—	—	12,744
Weighted-average common shares - diluted common stock	185,626	138,455	165,719	140,134

Shares excluded from diluted weighted-average shares: (1)
Earnout shares (potentially issuable common shares)	10,000	10,000	10,000	10,000
Unvested restricted stock units and restricted stock awards	263	10,995	263	225
Stock options potentially exercisable for common shares	9,750	9,750	9,750	9,750
Shares excluded from diluted weighted average shares	20,013	30,745	20,013	19,975

(1)The Company’s potentially dilutive securities, which include unexercised stock options, unvested shares, and earnout shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for the three and nine months ended September 30, 2023.

14. PROVISION FOR INCOME TAXES

The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during the quarter. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 0.3% and 0.0%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 23.6% and (13.9)%, respectively. The effective tax rate for 2023 differs from the prior year primarily as a result of tax expense in foreign jurisdictions that are in a full valuation allowance as the effective tax rate as of September 30, 2022 is reflective of a full valuation allowance in all jurisdictions. The Company's quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including our ability to accurately predict the proportion of our income (loss) before provision for income taxes in multiple jurisdictions, the tax effects of our stock-based compensation, and the effects of its foreign entities.

The Company had no unrecognized tax benefits for the nine months ended September 30, 2023 and 2022. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the nine months ended September 30, 2023 and 2022.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. COMMITMENTS and CONTINGENCIES

Purchase Obligations
At September 30, 2023, the Company had no non-cancelable contractual arrangements that were due beyond one year besides lease obligations.

Employment agreements
The Company has entered into agreements with certain employees to provide severance payments to the employees in the event of the termination of their employment for reasons other than cause, death or disability. Aggregate payments that would be required to be made in the event of termination under the agreements are approximately $2.1 million. At September 30, 2023, no terminations have occurred or are expected to occur pursuant to these arrangements and, accordingly, no termination benefits have been accrued.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2023. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
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
16. RELATED PARTY TRANSACTIONS
Notes Receivable
The Company had outstanding interest-bearing notes receivable from a non-executive employee. The notes had various maturity dates through May 1, 2023 and bore interest at rates ranging from 1% to 2.76%. As of December 31, 2022, Note 1 was forgiven for a loss of $0.1 million and Note 2 was paid off in the amount of $0.1 million. No interest income was recognized for the three and nine months ended September 30, 2023, and interest income recognized for the three and nine months ended September 30, 2022 was not material.
Joint Venture
In 2021, Navitas entered into a silicon control IC joint venture with Halo Microelectronics Co., Ltd. (“Halo”), a manufacturer of power management ICs, to develop products and technology relating to AC/DC converters. Navitas’ initial contribution to the joint venture was the commitment to sell its GaN integrated circuit die at prices representing cost plus

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

insignificant handling fees, in exchange for a minority interest, with the right to acquire the balance of the joint venture based on the future results of the venture (among other rights and obligations). On January 19, 2023, the Company announced an agreement to acquire the remaining minority interest in the joint venture as well as rights to certain intellectual property from Halo and its U.S. affiliate for a total purchase price of $22.4 million in Navitas stock. Total related party revenues recognized by the Company as a result of arrangements with its joint venture were $0.0 million for both the three and nine months ended September 30, 2023, and $0.0 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, and are included in Net Revenues in the Condensed Consolidated Statements of Operations. See Note 18, Noncontrolling Interest, for more information.

Related Party Investment
During the third quarter of 2022, Navitas made a $1.5 million investment in preferred interests of an entity under common control with the Company’s partner in the joint venture described above. During the first quarter of 2023 the Company made an additional investment of $1.0 million in the entity. Such investment is included in Other Assets in the Condensed Consolidated Balance Sheets as of September 30, 2023 and is accounted for as an equity investment under ASC 321 Investments - Equity Securities. In accordance with ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any.

Related Party Advance
During the third quarter of 2022, Navitas made a $1.0 million advance to its partner in the joint venture described above in order to facilitate orders of raw materials. The outstanding amount as of September 30, 2023 was $0.3 million.

Related Party Leases
The Company leases certain property from an entity that it is owned by an executive of the Company, which expires in September 2023. During the three and nine months ended September 30, 2023, the Company paid an immaterial amount in rental payments in relation to this lease. These payments were made at standard market rates in the ordinary course of business.
The Company leases certain property from the family member of a senior executive of the Company, which expires in March 2024. During the three and nine months ended September 30, 2023, the Company paid an immaterial amount in rental payments in relation to this lease. These payments were made at standard market rates in the ordinary course of business. The total rent obligation as of September 30, 2023 was $21 thousand through March 31, 2024.

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

Goodwill represents the excess of the merger price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed. Goodwill is primarily attributable to assembled workforce, market and expansion capabilities, expected synergies from integration and streamlining operational activities and other factors. Goodwill is not expected to be deductible for income tax purposes.

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The following unaudited pro forma financial information presented in the table below is provided for illustrative purposes only and is based on the historical financial statements of the Company and presents the Company’s results as if the business combination had occurred as of January 1, 2022 (in thousands):

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenue	$11,070	$36,266
Net income (loss)	$(38,479)	$77,877
Basic net income per share	$(0.24)	$0.55
Diluted net income per share	$(0.25)	$0.50

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

19. SUBSEQUENT EVENTS
The Company evaluated material subsequent events from the consolidated balance sheet date of September 30, 2023, through November 9, 2023, the date the condensed consolidated financial statements were issued. There were no material subsequent events as of November 9, 2023.

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
A core strength of our business lies in our industry leading IP position. In addition to our comprehensive patent portfolio, our biggest proprietary advantage is our process design kit (PDK), the ‘how-to’ guide for Navitas designers to create new GaN based devices and circuits. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, EV, enterprise, and renewables. We evaluate various complementary technologies and look to improve our PDK, in order to keep introducing newer generations of GaN technology. In the nine months ended September 30, 2023 and 2022, we spent approximately 95% and 134%, respectively, of our revenue on research and development. Navitas’ research and development activities are located primarily in the US and China.

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
Results of Operations
The tables and discussion below present our results for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Change $	Change %
	2023	2022
Net revenues	$21,978	$10,243	$11,735	115%
Cost of revenues (exclusive of amortization of intangible assets included below)	14,878	9,852	5,026	51%
Operating expenses:
Research and development	16,553	11,526	5,027	44%
Selling, general and administrative	14,419	24,053	(9,634)	(40)%
Amortization of intangible assets	4,774	2,241	2,533	113%
Total operating expenses	35,746	37,820	(2,074)	(5)%
Loss from operations	(28,646)	(37,429)	8,783	(23)%
Other income (expense), net:
Interest income, net	1,695	638	1,057	166%
Gain (loss) from change in fair value of earnout liabilities	34,473	(6,098)	40,571	(665)%
Other income (expense)	20	(74)	94	(127)%
Total other income (expense), net	36,188	(5,534)	41,722	(754)%
Income (loss) before income taxes	7,542	(42,963)	50,505	(118)%
Income tax (benefit) provision	23	(10,135)	10,158	(100)%
Net income (loss)	7,519	(32,828)	40,347	(123)%
Less: Net loss attributable to noncontrolling interests	—	(238)	238	—%
Net income (loss) attributable to controlling interests	$7,519	$(32,590)	40,109	(123)%

	Nine Months Ended September 30,		Change $	Change %
	2023	2022
Net revenues	$53,399	$25,594	$27,805	109%
Cost of revenues (exclusive of amortization of intangible assets included below)	33,322	18,655	14,667	79%
Operating expenses:
Research and development	50,740	34,373	16,367	48%
Selling, general and administrative	46,629	62,590	(15,961)	(26)%
Amortization of intangible assets	14,046	2,413	11,633	482%
Total operating expenses	111,415	99,376	12,039	12%
Loss from operations	(91,338)	(92,437)	1,099	(1)%
Other income (expense), net:
Interest income, net	3,405	666	2,739	411%
Gain from change in fair value of warrants	—	51,763	(51,763)	(100)%
Gain (loss) from change in fair value of earnout liabilities	(25,503)	112,162	(137,665)	(123)%
Other income (expense)	50	(1,215)	1,265	(104)%
Total other income (expense), net	(22,048)	163,376	(185,424)	(113)%
Income (loss) before income taxes	(113,386)	70,939	(184,325)	(260)%
Income tax (benefit) provision	(13)	(9,862)	9,849	(100)%
Net income (loss)	(113,373)	80,801	(194,174)	(240)%
Less: Net loss attributable to noncontrolling interests	(518)	(238)	(280)	—%
Net income (loss) attributable to controlling interests	$(112,855)	$81,039	(193,894)	(239)%

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Revenue
Revenue for the three months ended September 30, 2023 was $22.0 million compared to $10.2 million for the three months ended September 30, 2022, an increase of $11.7 million, or 115%. The increase primarily reflects a combination of the Company’s customer growth trajectory, evolving from aftermarket customers to higher volume customers, and the accretive revenue impact from the acquisition of GeneSiC.
Cost of Revenues
Cost of revenues for the three months ended September 30, 2023 was $14.9 million compared to $9.9 million for the three months ended September 30, 2022, an increase of $5.0 million or 51%. The increase was primarily driven by significant revenue growth, acquisition of GeneSiC, in addition to TSMC’s 20% wafer price increase which created a higher cost of revenues, coupled with an inventory reserve of $2.0 million in the three months ended September 30, 2023 primarily related to the exit of product lines.
Research and Development Expense
Research and development expense for the three months ended September 30, 2023 of $16.6 million increased by $5.0 million, or 44%, when compared to the three months ended September 30, 2022, primarily driven by an increase of $1.7 million in compensation costs related to growth in headcount, $1.0 million toward the expansion of new products, and

$0.8 million in stock based compensation. We expect research and development expense to continue to increase as we grow our headcount to support our expansion into new applications.
Selling, General and Administrative Expense
Selling, general and administrative expense for the three months ended September 30, 2023 of $14.4 million decreased by $9.6 million, or 40%, when compared to the three months ended September 30, 2022, primarily driven by decreases of $5.2 million in transaction expenses and $4.9 million in stock based compensation, offset by an increase of $1.0 million in headcount costs. We expect selling, general and administrative costs to increase to support our growth and as a result of the increased costs for infrastructure required as a public company.

Amortization of Intangible Assets
Amortization of intangible assets for the three months ended September 30, 2023 of $4.8 million increased by $2.5 million, or 113%, when compared to the three months ended September 30, 2022. The increase is primarily due to business acquisitions that occurred during the fiscal year ended December 31, 2022, resulting in amortization of these intangible assets for only one half of a quarter during the three months ended September 30, 2022, compared to a full quarter of amortization during the three months ended September 30, 2023.

Other Income (Expense), net
Net interest income for the three months ended September 30, 2023 was $1.7 million compared to $0.6 million net interest income for the three months ended September 30, 2022, primarily due to the higher interest rate received on money markets funds.
During the three months ended September 30, 2023, we recognized a $34.5 million gain from the change in fair value of our earn-out liabilities. Subsequent to the recognition of the earnout liability upon the consummation of the Business Combination on October 19, 2021, we remeasure the fair value of this liability at each reporting date. The increase in fair value of our earn-out liability of $34.5 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq, resulting in the decrease in the estimated fair value of the earnout shares from $8.58 as of June 30, 2023 to $4.53 as of September 30, 2023.
Income Tax (Benefit) Provision
Income tax provision for the three months ended September 30, 2023 increased $10.2 million when compared to the income tax benefit of $10.1 million three months ended September 30, 2022. As a result of the GeneSiC Semiconductor Inc. acquisition during the three months ended September 30, 2022, the Company released $9.9 million of U.S. valuation allowance. The release was attributable to a preliminary estimate of $23.2 million of net deferred tax liabilities recorded on GeneSiC’s opening balance sheets that offset other U.S. net deferred tax assets. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Revenue
Revenue for the nine months ended September 30, 2023 was $53.4 million compared to $25.6 million for the nine months ended September 30, 2022, an increase of $27.8 million, or 109%. The increase for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to the same factors discussed above for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Cost of Revenues
Cost of revenues for the nine months ended September 30, 2023 was $33.3 million compared to $18.7 million for the nine months ended September 30, 2022, an increase of $14.7 million or 79%. The increase for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to the same factors discussed above for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Research and Development Expense
Research and development expense for the nine months ended September 30, 2023 of $50.7 million increased by $16.4 million, or 48%, when compared to the nine months ended September 30, 2022, driven by an increase of $8.3 million in compensation costs related to growth in headcount and $2.4 million toward the expansion of new products, in addition to an increase of $3.9 million in stock based compensation. We expect research and development expense to continue to increase as we grow our headcount to support our expansion into new applications.
Selling, General and Administrative Expense
Selling, general and administrative expense for the nine months ended September 30, 2023 of $46.6 million decreased by $16.0 million, or 26%, when compared to the nine months ended September 30, 2022, driven by decreases of $15.3 million in stock based compensation, $3.8 million lower transaction expense, and $0.3 million in professional fees, partially offset by an increase of $4.1 million in headcount costs We expect selling, general and administrative costs to increase to support our growth and as a result of the increased costs for infrastructure required as a public company.

Amortization of Intangible Assets
Amortization of intangible assets for the nine months ended September 30, 2023 of $14.0 million increased by $11.6 million, or 482%, when compared to the nine months ended September 30, 2022. The increase is primarily due to business acquisitions that occurred during the second-half of fiscal year ended December 31, 2022.

Other Income (Expense), net
Net interest income for the nine months ended September 30, 2023 was $3.4 million compared to $0.7 million net interest income for the nine months ended September 30, 2022, primarily due to the higher interest rate received on money markets funds.
During the nine months ended September 30, 2023, we recognized a $25.5 million loss from the change in fair value of our earn-out liabilities. Subsequent to the recognition of the earnout liability upon the consummation of the Business Combination on October 19, 2021, we remeasure the fair value of this liability at each reporting date. The increase in fair value of our earn-out liability of $25.5 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq, resulting in the increase in the estimated fair value of the earnout shares from $1.47 as of December 31, 2022 to $4.53 as of September 30, 2022.
Income Tax (Benefit) Provision
Income tax benefit for the nine months ended September 30, 2023 increased by $9.8 million when compared to the nine months ended September 30, 2022. The change for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to the same factors discussed above for the three month ended September 30, 2023 compared to the three months ended September 30, 2022.

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
As of September 30, 2023, we had cash and cash equivalents of $176.7 million. We currently expect to fund our cash requirements through the use of cash on hand. We believe that our current levels of cash and cash equivalents are sufficient to finance our operations, working capital requirements and capital expenditures for the foreseeable future.

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
Cash Flows
The following table summarizes our consolidated cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	September 30, 2023	September 30, 2022

Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(17,442)	$(35,537)
Net cash used in investing activities	$(4,410)	$(106,447)
Net cash provided by (used in) financing activities	$88,213	$(1,476)
We derive liquidity primarily from debt and equity financing activities. As of September 30, 2023, our balance of cash and cash equivalents was $176.7 million, which is an increase of $66.4 million or 60% compared to December 31, 2022.
Operating Activities
For the nine months ended September 30, 2023, net cash used in operating activities was $17.4 million, which primarily reflects a net loss of $113.4 million. This decrease to operating cash flows are partially offset by adjustments for non-cash share-based compensation of $41.8 million, non-cash losses of $25.5 million in earnout liabilities, amortization of intangible assets of $14.0 million, and an aggregate cash provided by operating assets and liabilities of $11.5 million. Specifically, increases in deferred revenue of $13.3 million, accrued compensation expense of $12.2 million, increases in accrued expenses of $3.2 million, and increases in account payable of $2.5 million, partially offset by a $8.4 million increase in account receivable and $1.6 million increase in other assets, a $0.9 million increase in prepaid expenses and other, and a decrease in operating lease liabilities of $1.5 million.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 of $4.4 million was primarily due to $1.0 million cash funding of a joint venture and $3.4 million for purchases of fixed assets.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 of $88.2 million was primarily due to proceeds from the issuance of common stock in May 2023 of $86.9 million and proceeds from stock option exercises of $1.8 million, offset by the payment of May 2023 public offering costs of $0.5 million.

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. As of September 30, 2023, our non-cancellable contractual arrangements consisted entirely of lease obligations. Refer to Note 8 - Leases for further information.

Off-Balance Sheet Commitments and Arrangements
As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies, allowing them to delay the adoption of those standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, following the Business Combination, our condensed consolidated financial statements may not be comparable to the financial statements of companies that are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make common stock less attractive to investors. Since the value of our public float exceeded $700 million as of September 30, 2023, we have ceased to be an emerging growth company as of the end of fiscal year 2023 and will become a large accelerated filer, as defined by applicable regulations, effective as of January 1, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2023, pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2023, as a result of the material weaknesses in our internal control over financial reporting discussed below and in the Company’s annual report on Form 10-K for the year ended December 31, 2022, our disclosure controls and procedures were not effective.

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
Management has taken steps to evaluate resources throughout the organization to determine where current resources should be reassigned and where additional resources are needed to consistently and timely execute internal control activities. During the first quarter of 2023, an SEC reporting manger was added to the accounting department and management plans to hire additional accounting staff during the remainder of the year. For more complex transactions and to the extent there is a lack of knowledge within the current accounting team, management plans to engage external professional firms to assist with such transactions as they arise, and to make additional hires and consulting arrangements as necessary. During the second quarter, management hired a consulting firm to act as the Company’s co-sourced internal audit department and assist with the Company’s SOX 404(b) readiness. During the third quarter, the Company continued its’ documentation of key business processes and key controls. During this process, the Company identified and implemented additional internal controls to mitigate material weaknesses identified from the prior year.The material weaknesses will not be considered remediated until remediated controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.
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

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021, in connection with the audit of our consolidated financial statements for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting, as described above in Part I, Item 4, Controls and Procedures. In 2022, we began implementing and are continuing to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, specifically by hiring additional accounting personnel to augment existing technical expertise as well as to provide the staffing necessary to maintain effective segregation of duties. As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022, in connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we identified that these material weaknesses continue to exist as of December 31, 2022. And as disclosed above in Part I, Item 4, Controls and Procedures, we identified that these material weaknesses continue to exist as of September 30, 2023.

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

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Gene Sheridan
President and Chief Executive Officer (principal executive officer)

Date:	November 9, 2023

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Ron Shelton
Ron Shelton
Chief Financial Officer
(principal financial and accounting officer)

Date:	November 9, 2023