Form 10-K
period 2023-12-31
Navitas Semiconductor Corp
filed 2024-03-06
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,219,930,904.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 179,253,182 shares of Class A Common Stock and 0 shares of Class B Common Stock were outstanding at February 27, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2024 annual meeting of stockholders are incorporated into Part III herein.

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
•To date we have been successful primarily as a result of introducing our leading-edge GaN power IC technology in mobile charging applications, such as wall chargers and adapters for mobile phones and laptop computers, and on motor drives for home appliances, where we believe we have achieved a market-leading position in GaN power ICs. Growth in demand for our GaN products depends on achieving similar successes in other markets where we believe our GaN technology provides comparable advantages, including consumer electronics, data center, solar and EV. Although we believe we are on track in these efforts, no assurance can be given that we will succeed in similarly displacing legacy silicon solutions in these other target markets for our GaN products.
•Our August 2022 acquisition of GeneSiC Semiconductor Inc. (“GeneSiC”) was our first significant acquisition. We have devoted, and expect to continue to devote, significant time and attention to integrating GeneSiC with our GaN operations teams. Given our relatively small size and relative inexperience with acquisitions, we expect to face challenges which present a number of risks to achieving the anticipated benefits of the acquisition. Our revenue, expenses, results of operations and financial condition could be materially adversely affected as a result.
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
•Since we have significant operations and revenues in China, our business development plans, results of operations and financial condition may be materially and adversely affected by significant political, social and economic developments in China, including governmental or regulatory changes, as well as trade relations between China and the United States and other countries.
•We currently rely on a single third-party wafer fabrication supplier and facility for the fabrication of semiconductor wafers for GaN ICs and a separate third-party wafer fabrication supplier and facility for the fabrication of semiconductor wafers SiC MOSFETs, and on a limited number of suppliers of other materials. Commencing manufacturing operations, in particular wafer fabrication, at additional suppliers is a complex and time-consuming process requiring supplier qualification and, usually, end-customer acceptance. As a result, the failure of any existing facilities or suppliers, or of additional suppliers, to continue to produce wafers or other materials, on a timely basis or at all, could harm our business and our financial results.
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

Tax-Related Risks
•Legacy Navitas is a tax resident of, and is subject to tax in, both the United States and Ireland. Although we are pursuing relief from double taxation under the double tax treaty between the United States and Ireland, there can be no assurance that such efforts will be successful. Accordingly, the status of Legacy Navitas as a tax resident in the U.S. and Ireland may result in an increase in our cash tax obligations and effective tax rate, which increase may be material.
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
•Our ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property, including third party and “open source” software.

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

PART I
Item 1. Business.

Overview
We design, develop and market next-generation power semiconductors including gallium nitride (GaN) power integrated circuits (ICs), silicon carbide (SiC) power devices, associated high-speed silicon system controllers, and digital isolators used in power conversion and charging. Power supplies incorporating our products may be used in a wide variety of electronics products including fast chargers for mobile phones and laptops, consumer electronics, data centers, solar inverters and electric vehicles, among numerous other applications.
Our products provide superior efficiency, performance, size, cost and sustainability relative to existing silicon technology. Our solutions offer faster charging, higher power density and greater energy savings compared to silicon-based power systems with the same output power. By unlocking this speed and efficiency, we believe Navitas is leading a revolution in high-frequency, high-efficiency, high-density, and sustainable power electronics to “Electrify Our World”™ for a cleaner tomorrow.
Industry Overview
Most electronic devices that connect to a wall socket require a power supply to convert energy provided by utilities at 100-240V alternating current (AC) into lower-voltage direct current (DC) required by most electronic devices. Power supplies can be located inside the devices they are powering, as is the case with many consumer electronics and home appliances, or outside of the device, as is typically the case with devices like mobile phone chargers or laptop computers, typically referred to as wall chargers or power adapters.
In other applications such as electric vehicles, power may be converted from a high-voltage (e.g. 400 V) DC battery to a lower voltage (e.g. 12 V) or, in the case of solar inverters, from low-voltage DC to high-voltage AC.
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
Two newer “wide band-gap” (WBG) materials have entered the power electronics market—gallium nitride (GaN) and silicon carbide (SiC). In general terms, devices rated around 700V address applications requiring output power of approximately 20 W to 20 kW, such as smartphone chargers or data center power supplies. Silicon Carbide (SiC) solutions are generally designed for higher power applications (up to 1 MW) and higher device voltages (up to 6,500 V).
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

Based on third-party estimates, the GaN device market (all voltages) in 2023 was about $260 million with SiC around $2.8 billion. Based on Navitas’ estimates, Navitas is a market leader in high-voltage (600-700V) GaN, and has a growing share of the SiC market. The combined GaN and SiC market is estimated to grow around 29% in 2024, with the legacy silicon market growing only approximately 5%.
Combining GaN and SiC, the total potential market opportunity is estimated to be over $22 billion per year by 2026, split $7 billion for GaN, $9.3 billion for SiC, and with $6.1 billion overlapping GaN/SiC market. By the end of 2028, Yole, which is a consulting firm that specializes in the strategic analysis of markets, estimates that 30% of the legacy power silicon market will have been taken by GaN and SiC.
Company Overview
Converting power efficiently has emerged as a critical challenge as the electrification of our planet continues amid the pursuit of reduced carbon footprints. Electric vehicles, renewable energy, large-scale data processing and other applications all demand power and charging infrastructures with greater speed and efficiency than status-quo silicon technology. Navitas’ GaN and SiC products solve complex and demanding challenges that are inherent in power conversion by unlocking both speed and efficiency. Since our founding in 2014, we have successfully harnessed the fundamentally superior material properties of GaN to enable cost savings and enhanced power conversion through product integration, reducing the amount of space needed to support multiple requirements while dramatically increasing charging speeds. With ten-times stronger electrical fields and twice the electron mobility compared to silicon, GaN is ideally suited for disrupting power switching applications, but challenges around manufacturing quality and reliability make commercialization difficult. By developing a fully qualified manufacturing process with over one billion device hours tested, Navitas overcame these key hurdles to successfully and reliably integrate the critical drive, control and protection circuits into a single chip, enabling mainstream GaN adoption and unlocking the full potential of GaN in speed, efficiency, simplicity and cost. Navitas estimates show that GaN-based power systems can provide 20x faster switching, up to 3x higher power density, 3x faster charging, up to 40% energy savings and are 3x smaller and lighter compared to silicon-based power systems. Navitas’ ICs allow end customers to implement GaN technology with a simple, dependable solution to realize groundbreaking power density and efficiency. We are developing a differentiated GaN power IC platform utilizing decades of power semiconductor technical expertise, robust applications knowledge and strong end customer relationships. We believe our competitive strengths and robust IP portfolio of over 250 issued and pending patents have enabled us to establish a leading market position in GaN power semiconductors.
In August 2022, Navitas acquired GeneSiC Semiconductor, adding a broad range of SiC MOSFETs and diodes to the Navitas portfolio. GeneSiC proprietary trench-assisted planar-grade MOSFET technology combines the best of planar SiC (ease of manufacturing, robustness) with the best of trench SiC (low resistance, smaller die sizes). Navitas SiC MOSFETs have lower resistance than competitors at higher temperatures, and operate at cooler temperatures, for expected 3x longer device life expectancy.
Navitas is led by a team of power semiconductor industry experts with a combined 300+ years of experience in semiconductor materials, devices, applications, systems and marketing.
Navitas’ Market Opportunities
We believe GaN and SiC will continue to displace silicon-based power semiconductors in a broad range of markets ranging from mobile/consumer to home appliance/industrial, data center, solar/storage, and EV. These markets are driven by major, long-term secular trends including explosive growth in data traffic, increasing electricity cost, and the transition from fossil fuel-based to sustainable energy sources to help address climate change. Industry analyst Yole estimates that by the end of 2028, GaN and SiC will have replaced 30% of the legacy silicon market.
•Mobile/Consumer. With short design-in times, and a strong “portability” value proposition, our initial focus and technology beachhead for GaN was the mobile fast and ultra-fast charging market for smartphones, tablets and laptops. GaN Power ICs generally can provide up to 3x more power and up to 3x faster charging, with half the size and weight of silicon chargers with the same output power. With the introduction of USB Type-C universal connectors and charging protocols, and as smartphone screen size, batteries and functions have increased, demand for high-power “ultra-fast” chargers has been established. For example, GaN-based 240 W chargers supplied with today’s flagship smartphones can enable 0-100% charging in less than 10 minutes. As over 2.5 billion chargers are shipped every year, each estimated to include potentially approximately $1 of GaN content, the mobile charger market represents a multi-billion-dollar opportunity based on estimates from IDC PC tracker, USB-C research, Yole research and Navitas estimates. As of December 2023, all of the top-10 mobile OEMs are in production or development with Navitas. Non-mobile (non-battery) applications include ultra-thin TVs, high-powered gaming systems, desktop all-in-one PCs, and various smart home internet-connected devices.
•Data Center Within the enterprise end-market, we primarily focus on solving power problems of data centers. Nearly 50% of the total cost of ownership of a data center is related to power, which includes the cost of power supplies as well as the cost of electricity for data processing, cooling, lighting and other power needs. For the data processing component alone, by our estimates (2021), a silicon-based data center is about 75% efficient, implying 25% of the energy used by a data center is wasted as heat. A GaN-based data center can improve efficiency to about 84% total efficiency, representing benefits in reduced cost of electricity and the cost of cooling. Navitas’ data center power platform designs are half the size of legacy silicon solutions, meet or exceed European Union efficiency requirements and, based on customer feedback, have an overall bill-of-materials cost lower than legacy silicon. In aggregate, we estimate that data centers represent about a $1 billion opportunity for GaN ICs based on IDC Worldwide Quarterly Server Tracker and Navitas analysis.
•Solar/Storage. In residential solar, we believe GaN is well positioned to replace silicon in per-panel micro-inverters (350 – 500 W). Based on customer feedback, we estimate system cost reductions of approximately 25% compared to legacy silicon solutions, in addition to efficiency-driven energy savings over time. We estimate this translates into about a 10% improvement in the return on investment in solar systems. Overall, we estimate the GaN IC opportunity for solar applications to be over $1 billion per year based on Markets and Markets Micro-Inverter Market report and Navitas analysis. Meanwhile, higher-power, higher-voltage commercial “string” inverters have adopted SiC to replace legacy silicon IGBTs, with significant savings in weight and size. To help balance solar supply and electrical demand, and for users to become more grid-independent, the “attach rate” for battery-based energy-storage designs (or “bi-directional” EV) that require SiC, is expected to increase from less than 10% in 2022 to 30%-40% in 2025, according to a leading customer.
•Home Appliance / Industrial. This market is dominated by high-efficiency motor drive applications, including domestic appliances such as washing machines, vacuum cleaners, dishwasher pumps, refrigerator compressors and heat pumps, plus industrial uses such as water pumps, conveyor systems, robots, and warehouse materials handling systems. Based on Navitas estimates, high-speed GaN half-bridge power ICs deliver improved energy savings compared to legacy silicon and enable drive-motor integration due to their smaller size and lighter weight. We estimate the opportunity for GaN in 50-300 W motor drive applications to be around $1.5 billion per year. As motor drive power increases to over 1 hp (~750 W), the higher current-handling capabilities of SiC come into play.
•Electric Vehicles. EV demand is increasing. Boston Consulting Group’s 2018 forecast for world-wide EV adoption in 2030 was 21%. By 2022, that 2030 forecast had risen to 53%. EV adoption challenges include three main themes: the need for faster charging, demand for extended range, and lowering the cost compared to traditional, internal combustion powered cars. EVs can also act as supplementary energy back-up for your home to balance energy supply (from household AC, solar, generators) and demand (heating, cooling, cooking, device charging and other electronics), and be a critical part of an energy-independent micro-grid in the event of a grid power failure. This is known as “V2x” (vehicle to anything) charging. For 400 V-rated EV battery systems, ~700 V-rated GaN operates at high-speeds in on-board chargers (OBCs) and DC-DC converters. For example, Navitas’ “3-in-1” platform design includes a 6.6 kW bi-directional charge/discharge and consolidated DC-DC converter. For higher-power traction inverters, and systems with 800 V-rated batteries, 1,200 V SiC is an optimized solution. We estimate GaN and SiC content per passenger EV to be approximately $350 per vehicle. For trucks, buses and earth-moving equipment, OBCs may be up to 300 kW, and use higher-voltage distribution rails such as 1,000 V – which require 1,700 – 3,300 V SiC. Similar power and voltage requirements are found in roadside fast chargers.
Competitive Strengths
By December 2023, over 125 million Navitas GaN devices have been shipped, with failure rates of less than one part per million. Over 400 mobile charger models that include Navitas GaN devices have entered mass production. As of February 2024, based on publicly-available data, no other vendor has entered production with monolithically-integrated high-voltage GaN, other than simple diode-connected gate-protection transistors. We believe Navitas is the market and technology leader in GaN power ICs, with leading revenue, technology and intellectual property. To date, over 12 million GeneSiC products have shipped with excellent quality, and superior performance. We believe our key competitive advantages include:
•Industry-Leading IP Position and Proprietary Design Support. Navitas has a broad portfolio of over 250 patents issued or pending, encompassing key aspects of GaN power circuitry analog and digital integration and SiC device design. Our patents are generally applicable to use cases in all of our targeted market applications. A key element of our intellectual property is our GaN IC process design kit (PDK), which we use to facilitate and accelerate product implementation and end customer development. We believe our PDK includes the industry’s first and most mature and comprehensive device and circuit development libraries, characterization and verification tools, and robust simulation models.
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
•Enabling, High-frequency Eco-system Control and Isolation Technology. For performance- and cost-optimized applications, high-speed GaN and SiC power components are accompanied by high-frequency system control ICs and digital isolators. Navitas is unique in having a comprehensive eco-system that enables the high levels of integration from 30 W smartphone chargers to 22 kW on-board, and mega-Watt roadside EV chargers.
•Established Relationships with Key Partners and End Customers. In support of our technology leadership, we have formed relationships with numerous Tier 1 manufacturers and suppliers, gaining significant traction in mobile and consumer charging applications.
•Dedicated Application-Specific Design Centers. We believe we are unique in adding application-specific design centers for mobile, data center and EV, which allow us to develop GaN- and SiC-based power systems working with key customers in each of these segments, driving additional value with these customers and fueling additional system-led integration back in to our products for future generations.

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
Strategy
We are committed to offering unprecedented speed and efficiency to our end-customers through next-generation power semiconductor solutions, empowering efficient electrification while reducing the carbon footprint of our customers’ products. Navitas products address a variety of power applications from 20 W to 20 MW, across markets including mobile/consumer, data centers, home appliance/industrial, solar/storage and EV. With an established track record in mobile fast charging, over 125 million GaN units shipped, we believe Navitas is well positioned to expand GaN into higher power applications and accelerate adoption of our expansive GeneSiC SiC portfolio. Our key strategic initiatives include:
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
•Selective Acquisitions of Complementary Technologies. We plan to continually evaluate acquisition opportunities that are complementary to our existing portfolio and increase power semiconductor content in our targeted applications. In 2022, Navitas acquired VDDTECH srl, a developer of high-speed digital isolator technology, and GeneSiC Semiconductor Inc., a producer of SiC MOSFETs and diodes. In 2023, Navitas bought-out the remainder of a joint venture with Halo Microelectronics International Corporation for high-speed, low-voltage silicon system controllers.
•Leadership in Sustainability. Through Navitas analysis and third-party auditing, we estimate that each GaN power IC shipped saves a net 4 kg of CO2 emissions, and each SiC MOSFET saves 25kg. To date, over 200,000 tons of CO2 emissions have been saved as compared to legacy silicon solutions providing the same power output. Overall, by the target date of the Paris Accord, we estimate that GaN and SiC can reduce CO2 emissions by over 6 Gtons per year. Navitas was the first semiconductor producer solely focused on GaN and SiC products to publish a quantitative, third-party-verified sustainability report, and the first semiconductor company worldwide to be certified CarbonNeutral® by Climate Impact Partners. Each customer can adapt the CO2 footprint-reduction value of GaN and SiC to achieve their own sustainability analysis and commitments.
Sales, Marketing and End Customer Support
For GaN, our go-to-market strategy combines robust GaN commercialization and design expertise with validated success in mobile and consumer charging applications to capture market share and expand into new vertical markets. We partner with numerous platforms and end customers globally and target innovative, Tier 1 suppliers to design differentiated power semiconductor solutions. To facilitate end customer success, we offer comprehensive design support and utilize a proprietary process design kit tailored to specific engineering needs. Navitas is unique in opening three, separate, system-dedicated application design centers to accelerate adoption of GaN and SiC into fast chargers, data centers and EV. Furthermore, our technologies are capable of being integrated into numerous product generations and design architectures, creating a scalable business opportunity. This technical business-to-business (B2B) approach is supplemented by commercial business-to-consumer (B2C) end-user awareness, and customer co-operative activities across in-person and virtual multi-media platforms.

Key distribution partners provide additional field application engineering resources to assist in introducing our technology to a diversified end customer base and implementing our products in end customers’ products and systems. In addition, Navitas’ direct sales team works to facilitate development of new end customer partnerships with our distribution partners. With a focus on leading global clients, we believe Navitas is well positioned to expand both its existing end customer base and enter new markets in the near-term, while maintaining its current market leadership position in mobile fast charging.
Intellectual Property
The core strength of our business lies in our industry-leading IP position in GaN power ICs and SiC MOSFETs. We invented the first commercial GaN power ICs and along the way have patented many fundamental circuit elements which are needed in most power systems from 20 W to 20 kW. We have more than 250 issued or pending patents, which are expected to expire between the end of 2034 and early 2041.
A key element of our intellectual property is our GaN IC process design kit (PDK), which we use to facilitate and accelerate product implementation and end customer development. We believe our PDK includes the industry’s first and most mature and comprehensive device and circuit development libraries, characterization and verification tools, and robust simulation models.
Competition
Our competitors include suppliers of silicon-based as well as GaN-based and SiC-based power semiconductors. Most suppliers of GaN-based devices today offer discrete (i.e., non-integrated) GaN solutions, which require silicon-based and other components for drive, control and protection. These solutions, even though they offer some benefits compared to silicon, still do not capture all the advantages of a GaN integrated power IC that Navitas provides. Our primary GaN competitors include Infineon Technologies AG, Power Integrations, Inc., Texas Instruments Incorporated, Innoscience (Suzhou) Semiconductor Co., Ltd., Transphorm, Inc. and Efficient Power Conversion Corporation (EPC). Primary SiC competitors include Infineon, Wolfspeed, Inc., ON Semiconductor Corporation, ROHM Co., Ltd., Qorvo, Inc., and STMicroelectronics International N.V.
Our primary silicon-based power semiconductor competitors include Infineon, STMicroelectronics, ON Semiconductor and Power Integrations, among others. Silicon-based power devices are still the incumbent solutions used for power applications and currently have a lower-cost advantage. However, given the speed, power and size advantages of an integrated GaN IC over a silicon solution, coupled with expected cost reductions, we estimate that system cost parity for GaN-based (vs. silicon-based) mobile chargers with output power of 65 W or above was reached in 2023. In higher-power systems, such as kW-level data center supplies, we believe the cost-parity point was reached even earlier, based on customer feedback.
Although we believe system cost parity for these GaN-based applications was reached in 2023, there are inherent risks that market conditions may change, which include:
•GaN wafer and assembly (packaging) prices may not be reduced by suppliers as fast as expected or committed, especially if global semiconductor shortages occur.
•GaN manufacturing yields, while demonstrated over 90% on a stable, multi-month basis, could deteriorate causing manufacturing costs of GaN ICs to increase.
•The cost of silicon controllers, which are an important complement to GaN power ICs used in all mobile chargers, is expected to decrease, but price increases could occur, particularly if global semiconductor shortages occur. Such costs are not directly controlled by Navitas.
•Passive and mechanical components (inductors, transformers, capacitors, printed circuit boards (PCBs), plastic housings, and others) are an important complement to GaN power ICs, are used in all mobile chargers and contribute to cost reduction as they generally decrease in size, weight and cost as GaN increases charger switching frequency compared to silicon-based chargers. Although we expect these cost reductions for passive and mechanical components to continue, it is possible that they will not materialize as expected, and such costs are not directly controlled by Navitas.
Even in the absence of shortages in the semiconductor industry, corresponding components in silicon-based chargers may increase, allowing GaN-based chargers to achieve expected system cost parity on a relative basis. With respect to SiC, the market has been supply-restricted, and in 2023 Navitas entered into long-term supply agreements to increase raw-material availability and manufacturing capacity.
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
Gallium is produced primarily as a byproduct from the production of bauxite, the chief ore of aluminum. In 2017 world production capacity was estimated at over 1,000 tons (low-grade and refined), and is estimated to be growing at about 15% per year, with a supply potential of over 2,000 tons sourced from many countries. Semiconductor applications dominate the commercial demand for gallium, representing 98% of its use, which includes microwave circuits, ultra high-speed logic chips, LEDs, laser diodes and, as is the case for Navitas GaN power ICs, in power electronics. Gallium is not considered a rare or precious metal. GaN power ICs typically use only 95 µg (micrograms) of gallium per devi in the manufacture of a device. On this basis we estimate Navitas will consume less than .01% of the 2,000 tons estimated annual supply potential by 2026.
Our GaN wafer fab partner since inception has been Taiwan Semiconductor Manufacturing Company (TSMC). We have worked to co-develop GaN-based product manufacturing capabilities with TSMC, which has invested significant capital to develop this capability. Although we have no volume-contracted commitments with TSMC, and purchase wafers on a purchase-order basis, we believe our volumes of GaN products in TSMC wafer fabs are critical to the utilization and efficiency of TSMC’s GaN-specific infrastructure. TSMC operates as a leading global supplier, with significant capacity to meet our growth needs. Our process is compatible with multiple complementary metal-oxide-semiconductor (“CMOS”) foundries with the addition of a small number of GaN-specific process modules. Navitas’ SiC products are manufactured by XFAB Texas, Inc. on 150 mm wafers, with high yields and lead times we believe are around half that of competitors. In 2023, Navitas entered into long-term supply agreements with XFAB and raw wafer suppliers to establish capacity increases.
Research & Development
Navitas has invested its time and effort to carefully develop its proprietary GaN IC chips for power electronics and semiconductor applications. Our experienced teams around the world have made GaN adoption a reality as many end customers in different end markets start to realize the true potential of our GaN power ICs. To protect our market leadership in GaN ICs, we continually look to innovate and improve our GaN ICs, to achieve greater efficiency, integration and speed at lower costs. We evaluate various complementary technologies, look to improve our PDK and hope to keep introducing newer generations of GaN technology. In 2022, Navitas acquired GeneSiC Semiconductor for SiC MOSFETs and diodes with plans to accelerate research and development and adoption of the expansive GeneSiC SiC portfolio. Navitas’ research and development activities are located primarily in the U.S., China and Taiwan.
Sustainability
We believe we are the first company to publish a sustainability report that comprehensively quantifies the positive impact of GaN power semiconductors on climate change based on global standards. Our report includes a third-party Lifecycle Assessment (LCA) of GaN technology according to ISO14040/14044, the international standard for assessing environmental impacts throughout a product’s life cycle—from raw material acquisition through production, use, end-of-

life treatment, recycling and final disposal. The Navitas report also quantifies corporate greenhouse gas (GHG) impacts through 3rd party assessments. We estimate that each GaN power IC shipped saves a net 4 kg of CO2 emissions, and each SiC MOSFET saves 25 kg. Combined, GaN and SiC are estimated to save an aggregate of 6 Gtons of CO2 emissions per year by 2050.
Human Capital Resources
As of December 31, 2023, our worldwide workforce consisted of 314 full and part-time employees. Our approach to compensation attempts to align the interests of every employee with the creation of company value over time. The Company offers a wide variety of benefits for employees around the world and invests in tools and resources that are designed to support employees’ individual growth and development.
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
We sell our power chips to end customers who select our solutions for inclusion in their product offerings. This selection process is typically lengthy and may require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single design win, with no assurance that our solutions will be selected. If we fail to convince our current or prospective end customers to include our products in their product offerings or to achieve a consistent number of design wins, our business, financial condition, and results of operations will be harmed.
Because of our extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded in prior years. It is typical that a design win will not result in meaningful revenue for one year or more or later, if at all. If we do not continue to achieve design wins in the short term, our revenue in the following years will deteriorate.
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

Our products are based on novel design technology and our future success depends on the successful development of high-voltage power switching components and systems based on design technology. There can be no assurance that any development problems we experience in the future related to our products will not cause significant delays or unanticipated costs, or that such development problems can be solved. In addition, we compete in a dynamic environment characterized by rapid technology and product evolution. Our end customers are constantly seeking new products with more features and functionality at lower cost, and our success relies heavily on our ability to continue to develop and market to our end customers new and innovative products and improvements of existing products. In order to respond to new and evolving end customer demands, achieve strong market share and keep pace with new technological, processing and other developments, we must constantly introduce new and innovative products into the market. Our failure to timely develop new technologies or to react quickly to changes in existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenue, and/or a loss of market share to competitors. As we develop new product lines, we must adapt to market conditions that are unfamiliar to us, such as competitors and distribution channels that are different from those we have known in the past. Some of our new product lines require us to re-equip our labs to test parameters we have not tested in the past. If we are unable to adapt rapidly to these new and additional conditions, we may not be able to successfully penetrate new markets, although we strive to respond to end customer preferences and industry expectations in the development of our products. Further, if initial sales volumes for new or enhanced products do not reach anticipated levels within the time periods we expect, we may be required to engage in additional marketing efforts to promote such products and the costs of developing and commercializing such products may be higher than we predict. Moreover, new and enhanced products may not perform as expected. We may also encounter lower manufacturing yields and longer delivery schedules in commencing volume production of new products that we introduce, which could increase our costs and disrupt our supply of such products.
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
We have experienced significant growth in a short period of time. Our net revenue increased from zero in fiscal year 2017, to $23.7 million in fiscal year 2021, to $37.9 million in fiscal year 2022, and to $79.5 million in fiscal year 2023. We may not achieve similar growth rates in future periods. You should not rely upon our revenue growth, gross margins or operating results for any prior quarterly or annual periods as an indication of Navitas’ future operating performance. If we are unable to maintain adequate revenue growth, our financial results could suffer and our stock price could decline.
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
Given our relatively small size and relative inexperience with acquisitions, we expect the challenges involved in this integration to be complex and time consuming. Among other risks that arise from these challenges, we may not be successful in our efforts to: (1) integrate new employees with our existing teams; (2) integrate and align numerous business and work processes, including information technology and cybersecurity systems; (3) demonstrate that the GeneSiC acquisition will not adversely affect our ability to address the needs of existing customers, or result in the loss of attention or focus on our existing businesses; (4) coordinate and integrate research and development and engineering teams across technologies and product platforms; (5) consolidate and integrate corporate, information technology, finance and administrative processes; (6) coordinate sales and marketing efforts to effectively position our capabilities and the direction of product development; and (7) minimize diversion of management attention from important business objectives.
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
We maintain our operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan, Thailand, South Korea, and the Philippines. For the years ended December 31, 2023 and December 31, 2022, approximately 70% and 43%, respectively, of our net sales were to end customers in Asia. We allocate revenue among individual countries based on the location to which the products are initially billed even if our end customers’ revenue is attributable to end customers that are located in a different location. As of December 31, 2023, approximately 60% of our workforce was located outside of the United States. In addition, a substantial majority of our products are manufactured, assembled, tested and packaged by third parties located outside of the United States. Our principal assembly and test facilities are located in Taiwan and the Philippines. We also rely on several other wafer fabrication manufacturing partners located throughout Asia. Any conflict or uncertainty in this region, inducing public health or safety concerns or natural disasters, could have a material adverse effect on our business, financial condition and results of operations. Moreover, the global nature of our business subjects us to a number of additional risks and uncertainties, which could harm our business, financial condition and results of operations, including:
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
We generate a significant portion of our net sales through end customers in China. In the fiscal years ended December 31, 2023 and December 31, 2022, 62% and 38%, respectively, of our net revenues were from sales to end customers in China. We expect that our end customers in China will continue to account for a high percentage of our revenue for the foreseeable future. Thus, our business success depends on our ability to maintain strong relationships with our end customers in China. Any loss of our key end customers for any reason, including because of changes of end customer interest in our products, or a change in the relationship with them, including a significant delay or reduction in their purchases, may cause a significant decrease in our revenue, which we may not be able to recapture, and our business could be harmed.
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
We have in the past identified material weaknesses in our internal control over financial reporting. If we identify such material weaknesses in the future and are unable to remedy these material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.
As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021 and 2022, in connection with the audit of our consolidated financial statements for the years then ended, we identified material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A, Controls and Procedures. In 2022 and into 2023, we began implementing and are continuing to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, specifically by hiring additional accounting personnel to augment existing technical expertise as well as to provide the staffing necessary to maintain effective segregation of duties. In 2023, we hired an external consulting firm to act as our internal audit department and to assist us with the Company’s SOX 404(b) requirements. As part of the Company’s SOX 404(b) requirements, we have identified and implemented additional internal controls to mitigate the material weaknesses identified from the prior year. As disclosed in Part II, Item 9A, we have tested our controls related to the material weaknesses identified from the prior year for a sufficient period of time and have concluded through testing that as of December 31, 2023, these controls were operating effectively. Therefore, we have concluded that the material weaknesses previously identified have been remediated at December 31, 2023.
Risks Related to Taxes
We could be subject to domestic or international changes in tax laws, tax rates or the adoption of new tax legislation, or we could otherwise have exposure to additional tax liabilities, which could adversely affect our business, results of operations, financial condition or future profitability.
The Company and Legacy Navitas are a U.S. corporation for U.S. federal income tax purposes and thus subject to U.S. corporate income tax on our worldwide income. In addition, because Legacy Navitas is also incorporated under Irish law, Legacy Navitas is also subject to Irish income tax on its worldwide income. We, through our foreign subsidiaries, are subject to income taxes in other foreign jurisdictions as a result of foreign operations in such jurisdictions. Thus, new laws and policy relating to either U.S., Irish or other applicable foreign jurisdiction taxes may have an adverse effect on our business and future profitability. Further, existing U.S., Irish or other foreign tax laws, statutes, rules, regulations, ordinances or treaties could be interpreted, changed, modified or applied adversely to us, possibly with retroactive effect. The passage of any legislation resulting in changes in U.S. federal income tax laws could adversely affect our business and future profitability. Further, we could be adversely impacted by changes in tax treaties or the interpretation or enforcement thereof by any tax authority. Such changes could materially and adversely affect the effective tax rate of our business and require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate.
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
We have incurred net operating losses for U.S. federal income tax purposes since our inception. To the extent that we continue to generate U.S. federal net operating losses, amounts which are not used to offset taxable income may carry forward to offset future taxable income, if any, for U.S. federal income tax purposes until such carryforwards expire, if at all. As of December 31, 2023, Navitas had U.S. federal net operating loss carryforwards of approximately $165.0 million.
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
In addition, our U.S. federal net operating loss carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Under Sections 382 and 383 of the Code, the deductibility of our U.S. federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our common stock. Under Section 382 of the Code, if a corporation experiences an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income may be limited. An ownership change pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5 percent of a corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If we have experienced an ownership change at any time since our inception, utilization of the U.S. federal net operating loss carryforwards or other U.S. federal tax attributes would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of our common stock at the time of the ownership change by the applicable long-term tax-

exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of our U.S. federal net operating loss carryforwards before utilization. Additionally, future changes in our stock ownership, which may be outside our control, may trigger an ownership change. Our U.S. federal net operating losses may also be impaired under state tax laws. Accordingly, we may not be able to utilize a material portion of our U.S. federal net operating loss carryforwards. We have not yet determined any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income for U.S. federal income tax purposes in the future, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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
Our industry is subject to foreign direct investment (“FDI”) regulations in many countries, including the United States. Our ability to invest in companies or operations in, and our ability to raise capital from investors affiliated with, those jurisdictions may be subject to review or approval requirements, restrictions, conditions, or prohibitions. Any review and approval of an investment or transaction by an FDI regulator may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. FDI regulatory policies and practices are rapidly evolving, and in the event that an FDI regulator reviews one or more proposed or existing investments, there can be no assurance that we will be able to maintain, or proceed with, such investments on terms acceptable to us. We may be unable to complete commercially desirable acquisitions in such jurisdictions or be subject to material costs or restrictions in connection with such acquisitions. While we strive to comply with all applicable laws and regulations, the application of FDI regulations could also in some circumstances result in financial or other penalties or require divestments, any of which could have a material impact on us.
In the United States, certain investments that involve the acquisition of, or investment in, a U.S. business by an investor subject to foreign control (a “foreign person”) may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved, and the nature of the technology possessed by the U.S. business. For example, investments that result in “control” of a U.S. business, which may include governance rights falling well short of majority control, by a foreign person are always subject to CFIUS jurisdiction. CFIUS’s jurisdiction also extends to investments that do not result in control of a U.S. business by a foreign person, if they afford foreign investors with information or governance rights in a U.S. business that has a nexus to, among other things, “critical technologies.” Transactions involving companies that develop, produce, or test critical technologies may be subject to mandatory filing requirements. In addition, recent U.S. regulatory initiatives have classified certain semiconductor technologies as “critical to national security,” including compound semiconductors and wide-bandgap semiconductors. Both gallium nitride (GaN) and silicon carbide (SiC) are compound semiconductors and wide-bandgap semiconductors. As a result, our company’s exclusive focus on GaN- and SiC-based products, together with our global presence in rapidly growing markets, including China, may subject our company to additional regulatory restrictions or scrutiny, including by CFIUS, in connection with past or future transactions that involve investments in us or by us. Although we believe all of our GaN and SiC products are generally not subject to export controls under the U.S. Export Administration Regulations (EAR), CFIUS could choose to review proposed or past investments in us by foreign persons whether or not our business is deemed to involve “critical technologies.” In the case of such review, CFIUS could prohibit or impose conditions on the relevant investment. Such conditions might include limitations or obligations on our operations that could result in material costs or disruptions of our current or future operations. The prospect of CFIUS review, or any such prohibitions or conditions, could result in material costs or disruptions in our current or future operations or plans, and could also have a negative impact on our stock price. Furthermore, we have had communications with CFIUS with respect to our products, investors and acquisitions, and may have additional communications in the future with respect to these or other matters. Any future communications with CFIUS or other similar regulatory agency with authority over FDI, if not satisfactorily resolved, may result in material restrictions, conditions, prohibitions or penalties on us or our investors.
Finally, U.S. authorities have publicly announced plans to institute an outbound investment review regime, and various legislative proposals to implement such a regime are also pending. For example, on August 9, 2023, the U.S. Treasury Department issued an Advance Notice of Proposed Rulemaking announcing a proposed program that would prohibit certain types of investments by U.S. companies into certain Chinese entities with capabilities or activities related to specified semiconductor technologies, including integrated circuits manufactured from a gallium-based compound semiconductor. The final scope and content of this program remain to be defined through public comment and further rule-making. There can be no assurance that any such regime will not restrict our ability to engage in commercially desirable investments in jurisdictions outside the United States, particularly China, or that any such restrictions will not impose material costs or competitive disadvantages on us.
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
At December 31, 2023, executive officers, directors and their affiliates, including the investment funds they represent, as a group beneficially owned approximately 32.5% of our outstanding Class A Common Stock. As a result, these stockholders are able to exercise a significant level of influence over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. Such influence could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
The issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise by us could dilute the ownership and voting power of our stockholders.
At December 31, 2023, we had 540,991,421 shares of Class A Common Stock authorized but unissued. In addition, our certificate of incorporation authorizes us to issue up to 10,000,000 shares of Class B Common Stock and 1,000,000 shares of preferred stock. The preferred stock can be issued with such rights and preferences as may be determined by our board. Our certificate of incorporation authorizes us to issue shares of Class A Common Stock or other securities convertible into or exercisable or exchangeable for shares of Class A Common Stock from time to time, for the consideration and on the terms and conditions established by our board in its sole discretion, whether in connection with a financing, an acquisition, an investment, stock incentive plans or otherwise. Such additional shares of Class A Common Stock or such other securities may be issued at a discount to the market price of Class A Common Stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of Class A Common Stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for Class A Common Stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of Class A Common Stock. Any issuance of such securities could result in substantial dilution to our then existing stockholders and cause the market price of shares of Class A Common Stock to decline.
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
Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.
In July 2023, the SEC implemented cybersecurity amendments effective for annual reports with fiscal years ending on or after December 15, 2023, which was effective for Navitas beginning in 2023. The board of directors oversees our cybersecurity program, which is managed by our director of IT in collaboration with management of our businesses and functions. During the year ended December 31, 2023, we experienced no material cybersecurity incidents. Our approach to identifying and managing cybersecurity risks involves maintaining an updated firewall, monitored by our director of IT, coupled with annual cybersecurity awareness training for all our employees. We also have email filters to prevent spam and phishing attacks, while anti-virus software on employee computers alerts out IT department to potential threats. We have performed an annual penetration test, conducted by consultants, to ensure the robustness of our cybersecurity. To date, to our knowledge no external entity has successfully breached our system. If a breach is discovered, the director of IT informs our chief financial officer and chief executive officer, who would then communicate the information to our board of directors.

Item 2. Properties.

We do not own any real property. We lease approximately 100,000 square feet of corporate office and research and development space in Torrance, California. We also lease office, research and development, and design center space in Shanghai, Shenzhen and Hangzhou, China; Hsinchu and Taipei, Taiwan; Dublin, Ireland; Mont-Saint-Guibert, Belgium; Campbell, California and Dulles, Virginia; and Seoul, Korea. We believe our present facilities are suitable and adequate for our current operating needs. We intend to procure additional space as we add employees and expand geographically.
Item 3. Legal Proceedings.

The information required by this item is incorporated by reference to the information set forth in Item 15 of Part IV, “Exhibits, Financial Statement Schedules” Note 14 – Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in this report.
Item 4. Mine Safety Disclosures.

Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock has been listed on the Nasdaq Global Market under the ticker symbol “NVTS” since October 20, 2021.

Holders. As of February 26, 2024, there were 27 holders of record of our common stock. The actual number of beneficial owners of our common stock is much greater than the number of record holders and includes stockholders whose shares are held in brokerage accounts or by other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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
Item 6. [Reserved.]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our” refer to the business of Navitas and its subsidiaries. Throughout this section, unless otherwise noted, “Navitas” refers to Navitas Semiconductor Corporation and its consolidated subsidiaries.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs and that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Cautionary Statement About Forward-Looking Statements” sections and elsewhere in this annual report, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
Navitas Semiconductor Corporation, a Delaware holding company, operates through its wholly owned subsidiaries, including Navitas Semiconductor Limited and GeneSiC Semiconductor LLC (“GeneSiC”). Originally founded in 2014 as the legacy Navitas Semiconductor business, we were previously an SEC registrant named Live Oak Acquisition Corp. II (“Live Oak”). On October 19, 2021, we completed a business combination (which we refer to as the “Business Combination”) in which, among other transactions, Live Oak acquired Navitas Semiconductor Limited and its subsidiaries, changed our name to Navitas Semiconductor Corporation, and began trading on Nasdaq under the trading symbol “NVTS.” We acquired GeneSiC Semiconductor in August 2022. Further details about the Business Combination and the acquisition of GeneSiC Semiconductor can be found in our SEC filings.
Founded in 2014, Navitas is a U.S.-based developer of gallium nitride power integrated circuits that provide superior efficiency, performance, size and sustainability relative to existing silicon technology. Our solutions offer faster charging, higher power density and greater energy savings compared to silicon-based power systems with the same output power. By unlocking this speed and efficiency, we believe we are leading a revolution in high-frequency, high-efficiency and high-

density power electronics to electrify our world for a cleaner tomorrow. We maintain operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan, Thailand, South Korea, and the Philippines, with principal executive offices in Torrance, California.
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
In support of our technology leadership, we have formed relationships with numerous Tier 1 manufacturers and suppliers over the past eight years, gaining significant traction in mobile and consumer charging applications. Navitas GaN has entered mass production and is being utilized by 9 out of the top 10 global mobile OEMs for the development of smartphones and laptops, with all 10 out of 10 currently in progress. In addition, our supply chain partners have committed manufacturing capacity in excess of what we consider to be necessary to support our continued growth and expansion.
A core strength of our business lies in our industry leading IP position. In addition to our comprehensive patent portfolio, our biggest proprietary advantage is our process design kit (PDK), the ‘how-to’ guide for Navitas designers to create new GaN based devices and circuits. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, EV, enterprise, and renewables. We evaluate various complementary technologies and look to improve our PDK, in order to keep introducing newer generations of GaN technology. In the years ended December 31, 2023 and 2022, we spent approximately 87% and 133%, respectively, of our revenue on research and development. Navitas’ research and development activities are located primarily in the US and China.

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

Buyout of Elevation Semiconductor

On January 19, 2023, the Company announced an agreement to acquire the remaining minority interest in its silicon control IC joint venture from Halo Microelectronics International Corporation (“Halo”). Total consideration for the joint venture interests and certain intellectual property rights purchased from Halo, and certain other interests and agreements of Halo and joint venture employees, was approximately $22.4 million in Navitas stock. As Navitas was already the majority shareholder, financial results from the joint venture have already been reflected in Navitas’ historical financial statements. The transaction was completed on February 13, 2023. In connection with the purchase of intellectual property, the Company recognized an intangible asset at its estimated fair value of $4.4 million related to acquired intellectual property.

Acquisition of GeneSiC
On August 15, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the outstanding shares of GeneSiC Semiconductor Inc. (“GeneSiC”) for $146.3 million of equity, $97.1 million of cash consideration, and potential future earn-out payments of up to an aggregate of $25.0 million in cash. GeneSiC was a silicon carbide (“SiC”) pioneer with deep expertise in SiC power device design and process, based in Dulles, Virginia. The future earn-out payments were fair valued at $0.6 million, for a total merger consideration of $244.0 million.
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
Acquisition of VDDTech
On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the capital stock of VDDTECH srl, a private Belgian company (“VDDTech”), for approximately $1.9 million in cash and stock. Based in Mont-Saint-Guibert, Belgium, VDDTech creates advanced digital-isolators for next-generation power conversion. VDDTech’s net assets and operating results since the acquisition date are included in the Company’s Consolidated Balance Sheet and Consolidated Statement of Operations for the year ended December 31, 2023.

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
Our product revenue is recognized when the customer obtains control of the product and the timing of recognition is based on the contractual shipping terms of a contract. We provide a non-conformity warranty which is not sold separately and does not represent a separate performance obligation. Our product revenue is diversified across the United States, Europe, and Asia.
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
Research and Development Expense
Costs related to research, design and development of our products are expensed as incurred. Research and development expense consists primarily of pre-production costs related to the design and development of our products and technologies, including costs related to cash and share-based employee compensation, benefits and related costs of sustaining our engineering teams, project material costs, third-party fees paid to consultants, prototype development expenses, and other costs incurred in the product design and development process.
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

Interest Expense
Interest expense primarily consists of interest under our term loan facility, held during the fiscal year 2022. The term loan was paid off as of December 31, 2023.
Income Taxes
Legacy Navitas is a dual domesticated corporation for Ireland and U.S. federal income tax purposes. Refer to Note 13, Provision for Income Taxes, in our accompanying consolidated financial statements elsewhere in this annual report.

Results of Operations
The tables and discussion below present our results for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		Change $	Change %
(dollars in thousands)	2023	2022
Net revenues (including $0 and $1,528 of related party revenues)	$79,456	$37,943	$41,513	109%
Cost of revenues (exclusive of amortization of intangibles included below)	48,392	25,996	22,396	86%
Operating expenses:
Research and development	68,825	50,318	18,507	37%
Selling, general and administrative	61,551	78,353	(16,802)	(21)%
Amortization of intangible assets	18,820	6,913	11,907	172%
Total operating expenses	149,196	135,584	13,612	10%
Loss from operations	(118,132)	(123,637)
Other income (expense), net:
Interest income, net	5,368	1,387	3,981	287%
Gain from change in fair value of warrants	—	51,763	(51,763)	(100)%
Gain (loss) from change in fair value of earnout liabilities	(33,788)	121,709	(155,497)	(128)%
Other income (expense)	84	(1,147)	1,231	(107)%
Total other income (expense), net	(28,336)	173,712	(202,048)	(116)%
Income (loss) before income taxes	(146,468)	50,075
Income tax benefit	(517)	(22,812)	22,295	(98)%
Net income (loss)	$(145,951)	$72,887	$(218,838)	(300)%
LESS: net loss attributable to noncontrolling interest	(518)	(1,026)	508	(50)%
Net income (loss) attributable to controlling interest	$(145,433)	$73,913	$(219,346)	(297)%
Comparison of the Years ended December 31, 2023 and 2022
Revenue
Net revenues for the twelve months ended December 31, 2023 were $79.5 million compared to $37.9 million for the twelve months ended December 31, 2022, an increase of $41.6 million, or 109%. The increase was driven primarily by revenues derived from a full year of operations from the GeneSiC acquisition that closed on August 15, 2022, partially offset by decreased unit sales in the home appliance market.
Cost of Revenues
Cost of revenues for the twelve months ended December 31, 2023 was $48.4 million, an increase of $22.4 million or 86% compared to the twelve months ended December 31, 2022. The increase was primarily driven by revenue growth and the acquisition of GeneSiC.

Research and Development Expense
Research and development expense for the twelve months ended December 31, 2023 of $68.8 million increased by $18.5 million, or 37%, when compared to the twelve months ended December 31, 2022, primarily driven by increases of $7.0 million in stock based compensation and payroll due to growth in headcount as the Company develops new products. We expect research and development expense to continue to increase as we grow our headcount to continue our diversification into new applications.
Selling, General and Administrative Expense
Selling, general and administrative expense for the twelve months ended December 31, 2023 of $61.6 million decreased by $16.8 million, or 21%, when compared to the twelve months ended December 31, 2022. The decrease is primarily driven by decreases of $16.2 million in stock based compensation.
Amortization of Definite-Lived Intangible Assets
Amortization of definite-lived intangible assets for the twelve months ended December 31, 2023 of $18.8 million increased by $11.9 million, or 172%, when compared to the twelve months ended December 31, 2022. The increase is primarily due to having a full year of amortization expense in 2023 compared to 2022, as a result of business acquisitions that occurred during the fiscal year ended December 31, 2022.
Other Income (Expense), net
Net interest income for the twelve months ended December 31, 2023 of $5.4 million compared to expense of $1.4 million for the twelve months ended December 31, 2022, primarily due to higher interest earned on cash equivalents.

During the twelve months ended December 31, 2023, we recognized a $33.8 million loss from an increase in fair value of our earnout liabilities and a $0.1 million loss from equity method investment. The loss of $33.8 million in our earn-out liability was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq, resulting in an increase in the estimated fair value of the earnout shares from $1.47 as of December 31, 2022 to $5.50 as of December 31, 2023.
Income Tax Benefit
Income tax benefit for the twelve months ended December 31, 2023 was $0.5 million while for the twelve months ended December 31, 2022, income tax benefit was $22.8 million. As a result of the GeneSiC Semiconductor Inc. acquisition in 2022, (see Note 17, Business Combinations), the Company released $20.5 million of its U.S. federal valuation allowance . The release was primarily attributable to the $23.1 million of net federal deferred tax liability recorded on GeneSiC’s opening balance sheet that is available to offset most of the U.S. federal deferred tax assets of Navitas. As of December 31, 2023, the Company continues to maintain a valuation allowance on the remaining deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized.
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

As December 31, 2023, we had cash and cash equivalents of $152.8 million. We currently expect to fund our cash requirements through the use of cash and cash equivalents on hand. We believe that our current levels of cash and cash equivalents are sufficient to finance our operations, working capital requirements and capital expenditures for the foreseeable future.
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
Cash Flows
The following table summarizes our consolidated cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(40,098)	$(44,497)
Net cash used in investing activities	(5,782)	(107,608)
Net cash provided by (used in) financing activities	88,382	(5,810)
We derive liquidity primarily from cash on hand, debt, and equity financing activities. As of December 31, 2023, our balance of cash and cash equivalents was $152.8 million, which is an increase of $42.5 million or 39% compared to December 31, 2022. As of December 31, 2023 and 2022, we had no debt outstanding.
Operating Activities
For the year ended December 31, 2023, net cash used in operating activities was $40.1 million, which primarily reflects a net loss of $146.0 million, adjusted for non-cash share-based compensation of $54.0 million, non-cash losses of $33.8 million in earnout due to changes in fair value and an aggregate cash used in operating assets and liabilities of $4.3 million. Specifically, the changes reflect $16.7 million increase in accounts receivable and $4.1 million increase inventory, both as a result of higher revenues, $3.0 million increase in prepaids and $1.2 million increase in other current assets, partially offset by an increase of $12.2 million in accounts payable primarily due to timing of disbursements and higher inventory, and an increase of $10.5 million in deferred revenue.
For the year ended December 31, 2022, net cash used in operating activities was $44.5 million, which primarily reflects net income of $72.9 million, adjusted for non-cash share-based compensation of $63.3 million and non-cash, non-operating losses of $173.5 million in earnout and warrant liabilities due to changes in fair value and an aggregate cash provided by operating assets and liabilities of $2.7 million. Specifically, $1.3 million decrease in account receivable, $4.7 million increase in inventory, and $7.1 million increase in accounts payable, due to increased sales, partially offset by $1.1 million decrease in operating lease liability.

Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 of $5.8 million was primarily due to purchases of fixed assets of $4.8 million and $1.0 million cash funding of a joint venture.
Net cash used in investing activities for the year ended December 31, 2022 of $107.6 million was primarily due to $96.4 million in business acquisitions, $5.2 million cash funding of a joint venture and $4.6 million for purchases of fixed assets.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 of $88.4 million was primarily the result of proceeds from the issuance of common stock in our May 2023 public offering, net of issuance costs, of $86.5 million and proceeds from the issuance of common stock in connection with stock option exercises of $1.9 million.
Net cash used in financing activities for the year ended December 31, 2022 of $5.8 million was primarily the result of $6.9 million repayment of debt, partially offset by $1.7 million from the issuance of common stock in connection with option exercises.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. As of December 31, 2023, our non-cancellable contractual arrangements consisted entirely of lease obligations. Refer to Note 7 - Leases for further information on our minimum future payments related to lease obligations.
Off-Balance Sheet Commitments and Arrangements
As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
There have been no material changes to our critical accounting policies and estimates from the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2022 annual report on Form 10-K, except for our inventory reserve.
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

Valuation of Inventory
We assess inventory to address potential obsolescence and declining values through periodic assessments, considering factors like aging analysis, known risks, and assumptions about future demand. Identified impaired inventory items are adjusted to reflect net realizable values. The valuation of inventory requires management to make significant assumptions and subjective judgments about the future salability of the inventory and the value of obsolete and unmarketable inventory. These assumptions include the assessment of market conditions and trends, sales forecasts, historic usage, expected demand, anticipated sales price, new product development schedules, product obsolescence, customer design activity, customer concentrations, product merchantability and other factors. For example, we adjust our inventory reserve for items that are considered obsolete based on changes in customer demand or new product introductions that may eliminate the demand for such products.

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
Earnout Shares
Certain shareholders of the Company are eligible to receive up to 10,000,000 Earnout Shares of the Company's Class A common stock, contingent upon the fulfillment of Earnout Milestones. These milestones consist of three distinct criteria, with each criterion granting eligible stockholders 3,333,333 earn-out shares upon meeting the specified conditions. Each Earnout Milestone is deemed achieved if, at any time within 150 days following the Business Combination and before

October 19, 2026, the volume-weighted average price of the Company's Class A common stock reaches or exceeds $12.50, $17.00, or $20.00 for any twenty trading days within a thirty trading day period, respectively.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Although we are no longer a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period, we are not required to provide the information required under this item. According to the SEC Manual Topic 5, we may continue utilizing scaled disclosures through our annual report on the Form 10-K and larger company disclosures will be incorporated in the first Form 10-Q of the subsequent fiscal year.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Navitas Semiconductor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Navitas Semiconductor Corporation (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidate financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventory

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s inventory balance was $23.2 million as of December 31, 2023. The Company values inventory at lower of cost (first-in, first-out) or market. The Company periodically reviews inventory for potential obsolescence based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. Inventory items determined to be impaired are reduced to their net realizable values.

The potential obsolescence is subjective and primarily dependent on the estimates of future demand and market conditions for a particular product. Changes in assumptions of product demand could have a significant impact on the amount of write-down recorded. The valuation of inventory requires management to make significant assumptions and subjective judgments about the future salability of the inventory and the value of obsolete and unmarketable inventory. These assumptions include the assessment of market conditions and trends, sales forecasts, historic usage, expected demand, anticipated sales price, the stage in the product life cycle of its customers’ products, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer design activity, customer concentrations, and product merchantability.

We identified the valuation of inventory, in particular the estimate for potential obsolescence to reduce inventory to net realizable value, as a critical audit matter, because of the significant assumptions and subjective judgments used by management, which involved significant audit effort and the use of especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

•Evaluating management’s process used in developing the estimate by:
•Evaluating the methodology used.
•Evaluating the reasonableness of the significant assumptions used, including but not limited to -
◦Performing inquiries with non-financial personnel regarding slow-moving, obsolete or discontinued inventory items; and
◦Examining purchase orders or other audit evidence of future demand.
•Testing the completeness, accuracy, and relevance of the underlying data used.
•Testing the mathematical accuracy of management’s calculations.
•Evaluating audit evidence from transactions occurring after year-end.

/s/ Moss Adams LLP
Los Angeles, CA
March, 6, 2024

We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Navitas Semiconductor Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Navitas Semiconductor Corporation and subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ Deloitte & Touche LLP
Los Angeles, CA
April 3, 2023

We began serving as the Company’s auditor in 2021. In 2023, we became the predecessor auditor.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value)	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152,839	$110,337
Accounts receivable, net	25,858	9,127
Inventories	23,166	19,061
Prepaid expenses and other current assets	6,619	3,623
Total current assets	208,482	142,148
PROPERTY AND EQUIPMENT, net	9,154	6,532
OPERATING LEASE RIGHT OF USE ASSETS	8,268	6,381
INTANGIBLE ASSETS, net	91,099	105,620
GOODWILL	163,215	161,527
OTHER ASSETS	5,328	3,054
Total assets	$485,546	$425,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$26,637	$14,653
Accrued compensation expenses	10,902	3,907
Operating lease liabilities, current	1,892	1,305
Deferred revenue	10,953	486
Total current liabilities	50,384	20,351
OPERATING LEASE LIABILITIES NONCURRENT	6,653	5,263
EARNOUT LIABILITY	46,852	13,064
DEFERRED TAX LIABILITIES	1,040	1,824
Total liabilities	104,929	40,502
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 750,000,000 shares authorized as of December 31, 2023 and 2022, 179,196,418 and 153,628,838 shares issued and outstanding at December 31, 2023 and 2022, respectively	21	18
Additional paid-in capital	680,790	535,875
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(300,187)	(154,754)
Total stockholders’ equity of Navitas Semiconductor Corporation	380,617	381,132
Noncontrolling interest	—	3,628
Total stockholders’ equity	380,617	384,760
Total liabilities and stockholders' equity	$485,546	$425,262
The accompanying notes are an integral part of these consolidated financial statements

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2023	2022
NET REVENUES (including $0 and $1,528 of related party revenues)	$79,456	$37,943
COST OF REVENUES (exclusive of amortization of intangibles included below)	48,392	25,996
OPERATING EXPENSES:
Research and development	68,825	50,318
Selling, general and administrative	61,551	78,353
Amortization of intangible assets	18,820	6,913
Total operating expenses	149,196	135,584
LOSS FROM OPERATIONS	(118,132)	(123,637)
OTHER INCOME (EXPENSE), net:
Interest income	5,368	1,387
Gain from change in fair value of warrants	—	51,763
Gain (loss) from change in fair value of earnout liabilities	(33,788)	121,709
Other income (expense)	84	(1,147)
Total other income (expense), net	(28,336)	173,712
INCOME (LOSS) BEFORE INCOME TAXES	(146,468)	50,075
INCOME TAX BENEFIT	(517)	(22,812)
NET INCOME (LOSS)	$(145,951)	$72,887
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(518)	$(1,026)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(145,433)	$73,913

NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) per share attributable to common stockholders	$(0.86)	$0.55
Diluted net income (loss) per share attributable to common stockholders	$(0.86)	$0.51

WEIGHTED AVERAGE COMMON SHARES USED IN NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic common shares	168,927	133,668
Diluted common shares	168,927	145,743
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2023	2022
Net (loss) income	$(145,951)	$72,887
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	—	(5)
Total other comprehensive income (loss)	—	(5)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTEREST	(145,951)	72,882
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(518)	(1,026)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(145,433)	$73,908
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Stockholder's equity (deficit)
(In thousands)	Common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive income (loss)	Non-controlling Interest	Total
	Shares	Amount
Balance at December 31, 2021	117,751	$15	$294,190	$(228,667)	$(2)	$—	$65,536
Issuance of common stock under employee stock option and stock award plans	7,423	1	3,780	—	—	—	3,781
Stock-based compensation expense related to employee and non-employee stock awards	—	—	60,436	—	—	—	60,436
Repurchase of common stock	(66)	—	(550)	—	—	—	(550)
Exercise of warrants	3,318	—	29,641	—	—	—	29,641
Shares issued for business acquisitions	25,033	2	147,378	—	—	—	147,380
Shares issued for transaction fees	170	—	1,000	—	—	—	1,000
Change in noncontrolling interest	—	—	—	—	—	4,654	4,654
Foreign currency translation adjustment	—	—	—	—	(5)	—	(5)
Net (loss) income	—	—	—	73,913	—	(1,026)	72,887
Balance at December 31, 2022	153,629	$18	$535,875	$(154,754)	$(7)	$3,628	$384,760
Issuance of common stock under employee stock option and stock award plans	9,835	—	5,904				5,904
Stock-based compensation expense related to employee and non-employee stock awards			45,043				45,043
Shares issued in public offering	11,500	3	86,459				86,462
Shares issued in connection with buyout agreement	4,232		7,509			(3,110)	4,399
Net loss				(145,433)		(518)	(145,951)
Balance at December 31, 2023	179,196	$21	$680,790	$(300,187)	$(7)	$—	$380,617
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(145,951)	$72,887
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,160	980
Amortization of intangibles	18,820	6,859
Non-cash lease expense	2,036	1,207
Other	85	4,350
Stock-based compensation expense	54,028	63,288
Amortization of debt discount and issuance costs	—	17
Gain from change in fair value of warrants	—	(51,763)
(Gain) loss from change in fair value of earnout liability	33,788	(121,709)
Deferred income taxes	(784)	(23,294)
Change in operating assets and liabilities:
Accounts receivable	(16,731)	1,253
Inventory	(4,105)	(4,748)
Prepaid expenses and other current assets	(2,996)	100
Other assets	(1,173)	(448)
Accounts payable, accrued compensation and other expenses	12,204	7,138
Operating lease liability	(1,946)	(1,071)
Deferred revenue	10,467	457
Net cash used in operating activities	(40,098)	(44,497)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment purchase	(1,000)	—
Business acquisitions, net of cash acquired	—	(96,357)
Investment in joint venture	—	(5,204)
Investment in preferred stock	—	(1,500)
Purchases of property and equipment	(4,782)	(4,644)
Receipts on notes receivable	—	97
Net cash used in investing activities	(5,782)	(107,608)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of warrants	—	(38)
Repurchase of common stock	—	(550)
Proceeds from issuance of common stock in connection with stock option exercises	1,923	1,711
Proceeds from issuance of common stock in May 2023 public offering	86,941	—
Payment of May 2023 public offering costs	(482)	—
Principal payments on long-term debt	—	(6,933)
Net cash provided by (used in) financing activities	88,382	(5,810)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,502	(157,915)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,337	268,252
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,839	$110,337
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net assets acquired through change in control of joint venture	$—	$3,813
Shares issued for business acquisition	$—	$147,380

Shares issued for transaction fees	$—	$1,000
Capital expenditures in accounts payable	$499	$22

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$160	$193
Cash paid for interest	$—	$290
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
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
The Company was founded in 2014 and has since been developing next-generation power semiconductors including gallium nitride (GaN) power integrated circuits (ICs), silicon carbide (SiC) and associated high-speed silicon system controllers and digital isolators used in power conversion and charging. The Company presently operates as a product design house that contracts the manufacturing of its chips and packaging to partner suppliers. Navitas maintains its operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan, Thailand, South Korea and the Philippines, with principal executive offices in Torrance, California.
Acquisitions
In February 2023, the Company acquired the remaining minority interest in its silicon control IC joint venture from Halo Microelectronics for a purchase price of $22.4 million in Navitas stock. See Note 18, Noncontrolling Interest, for more information.

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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
On an ongoing basis, management evaluates the assumptions used in making estimates, including those related to (i) the collectability of accounts receivable; (ii) write-down for excess and obsolete inventory; (iii) warranty obligations; (iv) the value assigned to and estimated useful lives of long-lived assets; (v) the realization of tax assets and estimates of tax liabilities and tax reserves; (vi) recoverability of intangible assets; (vii) the computation of share-based compensation; (viii) accrued compensation and other expenses; and (ix) the recognition of revenue. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third-party valuation specialists to assist with estimates related to the valuation of intangible assets, stock options, restricted common stock awards, and, earnout shares. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results could differ from those estimates.
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
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

The opening and closing balances of our receivables and contract liabilities from our contracts with customers are as follows (in thousands):

	January 1, 2022	December 31, 2022	December 31, 2023
Accounts receivable, net	$8,263	$9,127	$25,858
Deferred revenue	$29	$486	$10,953

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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
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
The Company has no unrecognized tax benefits at December 31, 2023 and 2022. The Company’s federal and state income tax returns since inception are open and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. When necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet. The Company had no accrued interest and penalties at December 31, 2023 and 2022.
Accounts receivable
Accounts receivable are reported as the amount management expects to collect from outstanding balances. Management performs an analysis of the current status of each individual customer account to determine the appropriate level for the allowance for doubtful accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off against the allowance for doubtful accounts. As of December 31, 2023 and 2022, all receivables were considered collectible.
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

The 8,433,333 warrants issued in connection with Live Oak’s Initial Public Offering (the “Public Warrants”), the 4,666,667 Private Placement Warrants and the Earnout Shares associated with Vested Shares are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments and earnout shares as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The Public Warrant quoted market price was used as the fair value for the Public Warrants and the Private Placement Warrants as of each relevant date. The Earnout shares were valued using a Monte Carlo analysis. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of significant current assets or require the creation of current liabilities. There were no outstanding warrants as of December 31, 2023, and December 31, 2022.

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
Foreign Currency Risk and Foreign Currency Translation
As of December 31, 2023, the Company’s primary transactional currency was U.S. Dollars. Gains and losses arising from the remeasurement of non-functional currency balances are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company realized a foreign currency transaction net loss of $0.4 million and $0.1 million in 2023 and 2022, respectively.
The functional currencies of the Company’s non-U.S. subsidiaries are the U.S. Dollar. Accordingly, all monetary assets and liabilities are translated into U.S. Dollars at the current exchange rates as of the applicable balance sheet date.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
Non-monetary assets and liabilities into U.S. Dollars at the applicable historical rates. Revenues and expenses are translated at either the average exchange rate prevailing during the period or historical rates as applicable.
Advertising
Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. They are not material in 2023 and $0.1 million in 2022.
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
Recently Adopted Accounting Standards
Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) amended guidance related to impairment of financial instruments as part of Accounting Standards Update (ASU) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. This ASU requires entities to measure the impairment of certain financial instruments, including accounts receivable, based on expected losses rather than incurred losses. This ASU was effective for the Company beginning in 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, titled Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments address investor requests for enhanced transparency regarding income tax information. Specifically, they improve income tax disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 becomes effective for fiscal years beginning after December 15, 2024, with early adoption permitted. While we are currently assessing the impact of this standard, we anticipate it will result in disclosure changes only.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
3. INVENTORY
Inventory consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$7,743	$4,314
Work-in-process	10,863	9,166
Finished goods	4,560	5,581
Total	$23,166	$19,061
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Furniture and fixtures	$244	$215
Computers and other equipment	10,339	7,251
Leasehold improvements	2,360	2,054
Construction in Progress	1,114	—
	14,057	9,520
Accumulated depreciation	(4,903)	(2,988)
Total	$9,154	$6,532
For the years ended December 31, 2023 and 2022, depreciation expense was $2.2 million and $1.0 million, respectively, and was determined using the straight-line method over the following estimated useful lives:

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
The short-term nature of the Company’s cash and cash equivalents, accounts receivable, debt and current liabilities causes each of their carrying values to approximate fair value for all periods presented. Cash equivalents classified as Level 1 instruments was $139.0 million for December 31, 2023 and not material for 2022.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$46,852	$46,852

Total	$—	$—	$46,852	$46,852

The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$13,064	$13,064

Total	$—	$—	$13,064	$13,064
The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the years ended December 31, 2023 and 2022.
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
Balance at December 31, 2022	$13,064
Fair value adjustment	33,788
Balance at Balance at December 31, 2023	$46,852

6. GOODWILL AND INTANGIBLES

The following table presents the changes in the Company’s goodwill balance (in thousands):

Goodwill
Balance at December 31, 2022	$161,527
Purchase price adjustment	1,688
Balance at December 31, 2023	$163,215

Refer to Note 17, Business Combinations, for further details.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

The following table presents the Company’s intangible asset balance by asset class for the fiscal year ended December 31, 2023 (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(619)	$281	Straight line	2 years
Developed Technology	53,500	(17,703)	35,797	Straight line	4 years
In-process R&D	1,177	—	1,177	Indefinite	N/A
Patents	34,900	(3,424)	31,476	Straight line	5-15 years
Customer Relationships	24,300	(3,341)	20,959	Straight line	10 years
Non-Competition Agreements	1,900	(523)	1,377	Straight line	5 years
Other	658	(626)	32	Straight line	5 years
Total	$117,335	$(26,236)	$91,099

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
The following table presents the Company’s intangible asset balance by asset class for the fiscal year ended December 31, 2022 (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(169)	$731	Straight line	2 years
Developed Technology	49,100	(4,603)	44,497	Straight line	4 years
In-process R&D	1,177	—	1,177	Indefinite	N/A
Patents	33,900	(848)	33,052	Straight line	5-15 years
Customer Relationships	24,300	(911)	23,389	Straight line	10 years
Non-Competition Agreements	1,900	(143)	1,757	Straight line	5 years
Other	1,842	(825)	1,017	Straight line	5 years
Total	$113,119	$(7,499)	$105,620

The following tables presents the changes in the Company’s intangible asset balance for the fiscal year ended December 31, 2023 and December 31, 2022 (in thousands):

Intangible Assets, net
Balance at December 31, 2021	$170
Additions to intangible assets	112,309
Amortization expense	(6,859)
Balance at December 31, 2022	$105,620
Additions to intangible assets	4,299
Amortization expense	(18,820)
Balance at December 31, 2023	$91,099

The amortization expense was $18.8 million for the fiscal year ended December 31, 2023 and was $6.9 million for the fiscal year ended December 31, 2022.

Total future amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending December 31,	Total
2024	$18,926
2025	18,645
2026	14,042
2027	5,336
2028	4,690
Thereafter	28,301
Total	$89,940

There were no impairment charges during the years ended December 31, 2023 and 2022.

7. LEASES:

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
The Company has entered into operating leases primarily for commercial buildings. These leases have terms which range from 0.3 to 5.8 years. As of December 31, 2023 no operating lease agreements contain economic penalties for the Company to extend the lease, and it is not reasonably certain the Company will exercise these extension options. Additionally, these operating lease agreements do not contain material residual value guarantees or material restrictive covenants. As of December 31, 2023, all leases recorded on the Company’s consolidated balance sheets were operating leases.
Upon adoption of ASC 842 on January 1, 2022, the Company recorded operating lease assets of $1.6 million and lease liabilities of $1.7 million in the Company’s consolidated balance sheets. The adoption of this standard did not have a material impact on retained earnings, the consolidated statement of operations, or cash flows. The Company obtained $3.2 million in additional right-of-use assets in exchange for lease obligations during the fiscal year ended December 31, 2023. The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from nonlease components for real estate; and (ii) exclude leases with an initial term of 12 months or less (“short-term” leases) from the consolidated balance sheets and will recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term. For leases that do not have a readily determinable implicit rate, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.
Rent expense, including short-term lease cost, was $2.7 million and $2.1 million for the fiscal years ended December 31, 2023 and 2022, respectively. In addition to rent payments, the Company’s leases include real estate taxes, common area maintenance, utilities, and management fees, which are not fixed. The Company accounts for these costs as variable payments and does not include such costs as a lease component. Total variable expense was $0.1 million and $0.2 million for the fiscal years ended December 31, 2023 and 2022, respectively.

Information related to the Company right-of-use assets and related operating lease liabilities were as follows (in thousands):

	December 31, 2023	December 31, 2022
Cash paid for operating lease liabilities	$1,919	$1,166
Operating lease cost	$2,036	$1,610
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	$3,230	$5,883
Weighted-average remaining lease term	4.88	5.41
Weight-average discount rate	3.5% - 9.3%	4.25% - 5.5%

Maturities of lease liabilities (in thousands) due in the 12-month period ending December 31,
2024	$2,139
2025	1,863
2026	1,766
2027	1,772
2028	1,687
Thereafter	419
$9,646
Less imputed interest	$1,101
Total lease liabilities	$8,545

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
8. SHARE BASED COMPENSATION
 Equity Incentive Plans
The 2020 Equity Incentive Plan (“2020 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit (RSU) awards, stock appreciation rights, and other stock awards to employees, directors and consultants. Pursuant to the 2020 Plan, the exercise price for incentive stock options and non-statutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.
Under the terms of the 2020 Plan, the Company is authorized to issue 18,899,285 shares of common stock pursuant to awards under the 2020 Plan. As of October 19, 2021, the Company issued an aggregate of 11,276,706 stock options and non-statutory options to its employees and consultants and 4,525,344 shares of restricted stock to employees, directors and consultants under the 2020 Plan. No awards have or will be issued under the 2020 Plan after October 19, 2021. Shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021 will become authorized for issuance pursuant to awards under the 2021 Plan (as defined below).
The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders at the Special Meeting on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of Common Stock; plus (b) up to 15,802,050 shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. As of December 31, 2023, the Company has issued 9,750,000 non-statutory stock options under the 2021 Plan.

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

The following table summarizes the stock-based compensation expense recognized for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(In thousands)	2023	2022
Research and development	$26,806	$19,853
Selling, general and administrative	27,222	43,435
Total stock-based compensation expense	$54,028	$63,288

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
Stock Options
Generally, stock options granted under the Plans have ten year terms and vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter. Stock options with performance vesting conditions begin to vest upon achievement of the performance condition. Expense is recognized beginning in the period in which performance is considered probable.
The fair value of incentive stock options and non-statutory stock options issued was estimated using the Black-Scholes model. The Company did not grant any stock option awards during the years ended December 31, 2023 or 2022, except as discussed below under Long-term Incentive Plan Stock Options.

A summary of stock options outstanding as of December 31, 2023, and activity during the two years then ended, is presented below:

Stock Options	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)
Outstanding at December 31, 2021	11,253	$0.51	6.8
Exercised	(4,356)	0.39
Forfeited or expired	(122)	0.97
Outstanding at December 31, 2022	6,775	$0.59	6.2
Exercised	(3,899)	0.49
Forfeited or expired	(219)	1.06
Outstanding at December 31, 2023	2,657	$0.72	5.7
Vested and exercisable at December 31, 2023	2,314	$0.67	5.5
During the years ended both December 31, 2023 and 2022, the Company recognized $0.5 million of stock-based compensation expense for the vesting of outstanding stock options, excluding $7.9 million and $6.0 million, respectively, related to the LTIP Options described below. At December 31, 2023, unrecognized compensation cost related to unvested options totaled $0.1 million. The weighted-average period over which this remaining compensation cost will be recognized is 0.6 years.
Long-term Incentive Plan Stock Options
The Company awarded a total of 6,500,000 performance stock options (“2021 LTIP Options”) to certain members of senior management on December 29, 2021, pursuant to the 2021 Plan. These non-statutory options are intended to be the only equity awards for the recipients over the duration of the performance period. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $8.13 based on the Black-Scholes model and a Monte Carlo simulation incorporating 500,000 scenarios. The weighted average contractual period remaining is 8.0 years. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2023. The valuation model utilized the following assumptions:

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Risk-free interest rate	1.47%
Expected volatility rates	67.33%
Expected dividend yield	—
Cost of equity (for derived service period)	11.77%
Weighted-average grant date fair value of options	$9.14

In connection with the “2021 LTIP Options”, the Company recognized $6.9 million and $5.7 million of stock-based compensation expense for the years ended December 31, 2023, and 2022 respectively. The unrecognized compensation expense related to these 2021 LTIP Options is $46.9 million as of December 31, 2023, and compensation expense will be recognized over 2.4 years.

The Company awarded a total of 3,250,000 performance stock options (“2022 LTIP Options”) to a member of senior management on August 15, 2022 pursuant to the 2021 Plan. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $10.00 per share and the average fair value on the grant date was $2.51. The weighted average contractual period remaining is 8.6 years. The Black-Scholes model and a Monte Carlo simulation incorporated 100,000 scenarios. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2023.The valuation model utilized the following assumptions:

Risk-free interest rates	2.82%
Expected volatility rates	68.48%
Expected dividend yield	—
Cost of equity (for derived service period)	14.64%
Weighted-average grant date fair value of options	$2.89

In connection with 2022 LTIP Options, the Company recognized $1.1 million and $0.4 million of stock-based compensation expense for the years ended December 31, 2023 and 2022, respectively. The unrecognized compensation expense related to the 2022 LTIP Options is $7.9 million as of December 31, 2023, and compensation expense will be recognized over 3.0 years.
Restricted Stock Units
On August 25, 2021, the Company granted an aggregate of 4,135,000 RSUs under the 2020 Plan to certain members of senior management pursuant to restricted stock unit agreements (collectively, the “RSU Agreements”). Each RSU represents the right to receive one share of common stock of the Company, subject to the vesting and other terms and conditions set forth in the RSU Agreements and the 2020 Plan. Up to 3,500,000 of these RSU awards vest in three equal installments over a three-year period subject to the occurrence of an IPO (which includes the Business Combination) and certain valuation targets, subject to an accelerated vesting schedule based on the satisfaction of certain stock price targets. Up to 500,000 RSUs vest on the six-month anniversary of the grant date, subject to the occurrence of an IPO and certain valuation targets. Up to 52,500 RSUs vest upon the occurrence of an IPO, while the remaining 82,500 RSUs vest as specified by an RSU Agreement over a period of approximately three years. As of October 19, 2021, the IPO performance condition had been met.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
The Company regularly grants RSUs to employees as a component of their compensation. A summary of RSUs outstanding as of December 31, 2023, and activity during the year then ended, is presented below:

Restricted Stock Unit Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	4,525	$9.62
Granted	10,118	7.71
Vested	(2,801)	2.93
Forfeited	(236)	13.85
Outstanding at December 31, 2022	11,606	$5.93
Granted	6,184	6.30
Vested	(4,811)	5.76
Forfeited	(107)	7.47
Outstanding at December 31, 2023	12,872	$6.70
During the years ended December 31, 2023 and 2022, the Company recognized $31.5 million and $41.9 million, respectively, of stock-based compensation expense for the vesting of RSUs. At December 31, 2023, unrecognized compensation cost related to unvested RSU awards totaled $71.2 million. The weighted-average period over which this remaining compensation cost is expected to be recognized is 2.4 years.
The Company implemented a yearly stock-based bonus plan in 2021 and plans to settle accrued bonus liabilities of $7.9 million related to fiscal year 2023 (included in accrued compensation expense liability on the balance sheet), by issuing a variable number of fully-vested restricted stock units to its employees in 2023. Based on the closing share price of the Company’s Class A Common Stock of $8.07 on December 31, 2023, approximately 976,723 shares would be issued, however the actual number of shares will be based on the share price at the date of settlement.
2022 Employee Stock Purchase Plan

In August 2022, the Company’s board of directors adopted the Company’s 2022 Employee Stock Purchase Plan (the “2022 ESPP”), subject to stockholder approval. The 2022 ESPP was approved by stockholders at the Company’s annual stockholders meeting held November 10, 2022. The Company authorized the issuance of 3,000,000 shares of common stock under the 2022 ESPP.

Under the 2022 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of offering or 85% of the fair value at the time of purchase, generally over a six-month period. The first offering period under the 2022 ESPP commenced in February 2023 and the second offering in September 2023. For the year ended December 31, 2023, employees who elected to participate in the ESPP purchased 257,963 shares of common stock under the 2022 ESPP, resulting in cash proceeds to the Company of $1.3 million. The purchase price was $4.96, which was 15% of the fair market value in August 2023. As of December 31, 2023 the Company had 2,742,037 remaining authorized shares available for purchase. As the plan was adopted in 2023, there were no shares issued as of December 31, 2022. During the year ended December 31, 2023 and 2022, the Company recognized $1.2 million and $0.0 million of stock-based compensation expense for the ESPP, respectively.

Other Share Awards
In connection with the acquisition of the remaining minority interest of a silicon control IC joint venture, as described in Note 16, the Company issued 841,729 fully vested shares to certain former employees of the joint venture with a grant date fair value totaling $4.5 million. Such amount has been recognized as stock-based compensation expense during the year ended December 31, 2023.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1.9 million in cash and stock. Among shares issued in the transaction, the Company issued approximately 113,000 restricted shares that are subject to time based vesting and issued approximately 151,000 restricted shares that are subject to time and performance based vesting over the next four and three years, respectively. These restricted shares are subject to certain individuals maintaining employment with the Company and, therefore, are accounted for under ASC 718. The Company recognized $0.9 million and $0.1 million of stock-based compensation expense related to the vesting of these shares during the year ended December 31, 2023 and 2022, respectively.

Unvested Earnout Shares
A portion of the earnout shares may be issued to individuals with unvested equity awards. While the release of these shares require achievement of the Earn-out Milestones, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million (or $11.52 per share). During the year ended December 31, 2023, the Company recognized $0.3 million of stock-based compensation expense for the vesting of earnout shares. As of the beginning of the second quarter of fiscal year 2023, these earnout shares had fully vested. At December 31, 2023, there was no remaining compensation cost related to unvested earnout shares. During the year ended December 31, 2022, the Company recognized $11.9 million of stock-based compensation expense for the vesting of earnout shares. Refer to Note 10, Earnout Liability.
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

the 10 trading days following notice of redemption (the “Redemption Fair Market Value”) and the time period between the redemption date and the original expiration of the Warrants in the absence of redemption.
On February 4, 2022, the Company issued a notice of redemption that it would redeem, at 5:00 p.m. New York City time on March 7, 2022 (the “Redemption Date”), all of the Company’s outstanding Public Warrants and Private Placement Warrants to purchase shares of the Company’s Class A Common Stock that were governed by the Warrant Agreement, dated as of December 2, 2020 (the “Warrant Agreement”), between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”), at a redemption price of $0.10 per Warrant (the “Redemption Price”). On February 22, 2022, the Company issued a notice that the “Redemption Fair Market Value,” determined in accordance with the Warrant Agreement based on the volume weighted average price of the Common Stock for the 10 trading days immediately following the date on which notice of redemption was sent, was $10.33 and, accordingly, that holders exercising Warrants on a “cashless” basis before the Redemption Date would receive 0.261 shares of Common Stock per Warrant exercised. The Warrants were exercisable by their holders until immediately before 5:00 p.m. New York City time on the Redemption Date, either (i) on a cash basis, at an exercise price of $11.50 per share of Common Stock, or (ii) on a “cashless” basis in which the exercising holder would receive 0.261 shares of Common Stock per Warrant exercised. Between December 7, 2021 (the date the Warrants became exercisable) and the Redemption Date, an aggregate of 12,722,773 Warrants were exercised (including 17,785 on a cash basis and 12,704,988 on a “cashless” basis); an aggregate of 3,333,650 shares of Common Stock were issued upon exercise of the Warrants (including 17,785 shares in respect of cash exercises and 3,315,865 shares in respect of “cashless” exercises). A total of 377,187 Warrants remained outstanding and unexercised at the Redemption Date and were redeemed for an aggregate Redemption Price of $38. Prior to the redemption date, the warrants had an aggregate fair value of $81.4 million which resulted in a gain of $51.8 million due to the decrease in the fair value of the warrant liability in fiscal year ended December 31, 2022. There were no outstanding warrants as of December 31, 2022 or December 31, 2023.

10. EARNOUT LIABILITY
Certain of the Company’s stockholders are entitled to receive an aggregate of up to 10,000,000 Earnout Shares of the Company’s Class A common stock if the Earnout Milestones are met. The Earnout Milestones represent three independent criteria, each of which entitles the eligible stockholders to an aggregate of up to 3,333,333 Earnout Shares per milestone met. Each Earnout Milestone is considered met if at any time between March 18, 2022 (150 days following the Business Combination) and October 19, 2026, the volume-weighted average price of the Company’s Class A common stock is greater than or equal to $12.50, $17.00 or $20.00 for any twenty trading days within any thirty trading day period, respectively. Further, the Earnout Milestones are also considered to be met if the Company undergoes a Sale. A Sale is defined as the occurrence of any of the following: (i) engage in a “going private” transaction pursuant to Rule 13e-3 under the Exchange Act or otherwise cease to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act; (ii) Class A common stock cease to be listed on a national security exchange, other than for the failure to satisfy minimum listing requirements under applicable stock exchange rules; or (iii) change of ownership (including a merger or consolidation) or approval of a plan for complete liquidation or dissolution.
These Earnout Shares have been categorized into two components: (i) the “Vested Shares” - those associated with stockholders with vested equity at the closing of the Business Combination that will be earned upon achievement of the Earnout Milestones and (ii) the “Unvested Shares” - those associated with employee stockholders with unvested equity at the closing of the Business Combination that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the Earnout Milestones. The Vested Shares are classified as liabilities in the consolidated balance sheet and the Unvested Shares are equity-classified share-based compensation to be recognized over time (see Note 8 - Share-based Compensation). The earnout liability was initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability is recorded as part of Other income (expense), net in the consolidated statement of operations.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

	December 31, 2023	December 31, 2022
Risk-free interest rate	4.05%	4.13%
Equity volatility rate	70%	65%

As of December 31, 2023 and December 31, 2022, the earnout liability had a fair value of $46.9 million and $13.1 million, respectively which resulted in a loss in the fair value of the earnout liability of $33.8 million and a gain in the fair value of the earnout liability of $121.7 million for the year ended December 31, 2023 and 2022, respectively, due to the fluctuations in the fair value of the earnout liability.

GeneSiC Earnout Liability

In connection with the merger agreement of GeneSiC Semiconductor as discussed in Note 17, the Company will pay additional contingent consideration of up to $25.0 million, in the form of cash earnout payments to the Sellers and certain employees of GeneSiC, conditioned on the achievement of substantial revenue and gross profit margin targets for the GeneSiC business over the four fiscal quarters beginning on October 1, 2022 and ending on September 30, 2023. The estimated fair value of the earnout liability was determined using a Monte Carlo analysis of 20,000 simulations assuming that GeneSiC’s revenue and gross profit margins follow a geometric Browian motion over the earnout period. The valuation model utilized an assumption on the risk-free interest rate of 3.1% and equity volatility rate of 99.9%. As of December 31, 2023, the GeneSiC Earnout was not achieved, and no liability was recorded in earnout liability on the Company’s Consolidated Balance Sheets. As of December 31, 2022, a liability of $0.6 million was recorded in Earnout Liability on the Company’s Consolidated Balance Sheets related to the GeneSiC Earnout.

11. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
A majority of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers.
The following customers represented 10% or more of the Company’s net revenues (in thousands):

	Year Ended December 31,
Customer	2023	2022
Distributor A	45%	*
Distributor B	*	21%
Distributor C	*	16%
Distributor D	*	14%
Distributor E	*	12%
*Total customer net revenues was less than 10% of total net revenues.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
Revenues by Geographic Area
The Company considers the domicile of its end customers, rather than the distributors it sells to directly, to be the basis for attributing revenues from external customers to individual countries. Revenues for the twelve months ended December 31, 2023 and 2022, were attributable to end customers in the following countries:

	Year Ended December 31,
Country	2023	2022
China	62%	38%
Europe*	17%	32%
United States	13%	24%
Asia excluding China	8%	5%
All others	—%	1%
Total	100%	100%
*Impractical to disclose revenue percentages by individual countries within Europe and therefore is presented in total.
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
The following customers represented 10% or more of the Company’s accounts receivable:

	As of December 31,
Customer	2023	2022
Distributor A	77%	*
Distributor B	*	25%
Distributor C	*	19%
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
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
A summary of the net income (loss) per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Weighted-average common shares - basic common stock	168,927	133,668
Stock options and other dilutive awards	—	12,075
Weighted-average common shares - diluted common stock	168,927	145,743

Shares excluded from diluted weighted-average shares: ¹
Dilutive shares excluded ²	9,809	—
Earnout shares (potentially issuable common shares)	10,000	10,000
Unvested restricted stock units and restricted stock awards	250	376
Stock options potentially exercisable for common shares	9,750	9,750
Shares excluded from diluted weighted average shares	29,809	20,126

¹ The Company’s potentially dilutive securities, which include unexercised stock options, unvested shares, and earnout shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for the fiscal year ended December 31, 2023.
² We exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive.

13. PROVISION FOR INCOME TAXES
Income Taxes
Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, utilizing the tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
U.S. and foreign components of income (loss) before income taxes were (in thousands):

	Year Ended December 31,
	2023	2022
U.S. operations	$(56,198)	$125,500
Foreign operations	(90,270)	(75,425)
Total income (loss) before income taxes	$(146,468)	$50,075
The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current provision (benefit):
Federal	$—	$—
State	47	335
Foreign	226	154
	$273	$489
Deferred provision (benefit):
Federal	$(1,149)	$(21,666)
State	232	(1,603)
Foreign	127	(32)
	$(790)	$(23,301)
Total	$(517)	$(22,812)
The provision (benefit) for income taxes differs from the amount that would result by applying the applicable federal income tax rate to income before income taxes, as follows:

	Year Ended December 31,
	2023	2022
Provision computed at Federal statutory rate	21.0%	21.0%
Change in valuation allowance	(19.0)%	15.6%
Return to provision adjustments	—%	(7.6)%
Foreign income tax rate and benefit	7.7%	(18.8)%
Effect of permanent differences	(0.1)%	0.2%
Non deductible executive compensation	(2.3)%	3.9%
Non deductible expenses - mark to market liabilities	(4.8)%	(72.8)%
Stock based compensation	0.3%	8.9%
State tax, net of federal	(2.7)%	3.3%
Other	0.2%	0.7%
Total	0.3%	(45.6)%

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2023 and 2022, deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$59,953	$50,084
Benefit of tax credit carry-forwards	207	208
Start up costs	1,262	1,457
Capitalized software	11,629	2,029
Stock compensation	9,005	6,625
Lease Liabilities	1,602	—
Other	2,315	1,654
Valuation allowance	(66,663)	(40,177)
	$19,310	$21,880
Deferred tax liabilities:
Right of Use Asset	(1,528)	—
Depreciation	$(178)	$(231)
Intangibles	(18,644)	(23,473)
	$(20,350)	$(23,704)
Net deferred tax balance	$(1,040)	$(1,824)
During the fiscal years ended December 31, 2023 and 2022, the valuation allowance increased by $26.5 million and $7.8 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income. In the event that the Company determines, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, the Company would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position.
The Company has approximately $165.0 million and $146.9 million of federal net operating loss (“NOL”) carryforwards and approximately $0.2 million and $4.6 million of tax-effected state NOL carryforwards as of December 31, 2023 and 2022, respectively, expiring in varying amounts through 2038, with the exception Federal NOLs arising from the years ended after December 31, 2017 that may be carried forward indefinitely. Realization of the NOL carryforwards is dependent on the Company generating sufficient taxable income prior to expiration of the NOL carryforwards and these NOLs could also potentially be subject to usage limitations to the extent there are future changes in the Company’s ownership. As of December 31, 2023, the Company had a full valuation allowance on its net deferred tax assets. As a result of the 2022 acquisition of GeneSiC Semiconductor Inc. (see Note 17, Business Combinations), during 2022, the Company released $20.5 million of its U.S. federal valuation allowance. The release was primarily attributable to the $23.1 million of net federal deferred tax liability recorded on GeneSiC’s opening balance sheets that is available to offset most of the U.S. federal deferred tax assets of Navitas. As of December 31, 2023, the Company continues to maintain a valuation allowance on the remaining deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. The Company also has foreign net operating loss carry forwards of $199.7 million and $111.9 million

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
as of December 31, 2023 and 2022, respectively. Of the foreign NOLs, $198.6 million are in Ireland and the deferred tax asset has a full valuation allowance as a result of the historical losses in the country.

The Company had no unrecognized tax benefits for the years ended December 31, 2023 or December 31, 2022. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the years ended December 31, 2023 and 2022. The Company is treated as a corporation for U.S. federal income tax purposes and is a tax resident in both Ireland and the United States.

14. COMMITMENTS and CONTINGENCIES
Purchase Obligations
At December 31, 2023, the Company had no non-cancellable contractual agreements that were due beyond one year apart from lease obligations.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2023. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
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
15. EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company contributes a certain percentage of employee annual salaries on a discretionary basis, not to exceed

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
an established threshold. For the fiscal years ended December 31, 2023 and 2022, the Company made $0.6 million and $0.5 million, respectively, in matching contributions to the 401(k) plan.
16. RELATED PARTY TRANSACTIONS
Notes Receivable
The Company had outstanding interest-bearing notes receivable from an employee. The notes had various maturity dates through May 1, 2023 and bore interest at rates ranging from 1% to 2.76%. As of December 31, 2022, Note 1 has been forgiven for a loss of $0.1 million and Note 2 has been paid off in the amount of $0.1 million. The Company did not recognize significant interest income from the notes for the fiscal years ended December 31, 2023 or 2022.
Joint Venture
In 2021, Navitas entered into a silicon control IC joint venture with Halo Microelectronics Co., Ltd. (“Halo”), a manufacturer of power management ICs, to develop products and technology relating to AC/DC converters. Navitas’ initial contribution to the joint venture was the commitment to sell its GaN integrated circuit die at prices representing cost plus insignificant handling fees, in exchange for a minority interest, with the right to acquire the balance of the joint venture based on the future results of the venture (among other rights and obligations). On January 19, 2023, the Company announced an agreement to acquire the remaining minority interest in the joint venture as well as rights to certain intellectual property from Halo and its U.S. affiliate for a total purchase price of $22.4 million in Navitas stock. Total related party revenues recognized by the Company as a result of arrangements with its joint venture were $0.0 million for year ended December 31, 2023, and $0.7 million and for the year ended December 31, 2022, respectively, and are included in Net Revenues in the Condensed Consolidated Statements of Operations. See Note 18, Noncontrolling Interest, for more information.

Related Party License Revenue

During the second quarter of 2022, Navitas entered into a Patent License Agreement with an entity under common control with the Company’s partner in the joint venture described above. In consideration of the license rights granted, the Company recorded license fee revenue of $0.9 million during the fiscal year ended December 31, 2022. Such amounts are included in Net Revenues in the Consolidated Statement of Operations. There was no license fee revenue during the fiscal year ended December 31, 2023.

Related Party Investment

During the third quarter of 2022, Navitas made a $1.5 million investment in preferred interests of an entity under common control with the Company’s partner in the joint venture described above (“Related Party Investment”). During the first quarter of 2023 the Company made an additional investment of $1.0 million in the entity. The Related Party Investment was $2.5 million and $1.5 million as of December 31, 2023 and December 31, 2022, respectively, and is included in Other Assets in the Condensed Consolidated Balance Sheets. The Related Party Investment is accounted for as an equity investment under ASC 321 Investments - Equity Securities. In accordance with ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any.

Related Party Advance
During the third quarter of 2022, Navitas made a $1.0 million advance to its partner in the joint venture described above in order to facilitate orders of raw materials. There was no outstanding amount as of December 31, 2023.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

Related Party Lease
The Company leases certain property from an entity that it is owned by an executive of the Company, which expired in September 2023 and is now a month to month lease. Rental payments in relation to this lease was $0.1 million and $36 thousand for the years ended December 31, 2023 and December 31, 2022, respectively. These payments were made at standard market rates in the ordinary course of business.
The Company leases certain property from the family member of a senior executive of the Company, which expires in March 2024. During the year 2023, the Company paid an immaterial amount in rental payments in relation to this lease. These payments were made at standard market rates in the ordinary course of business. The total rent obligation as of December 31, 2023 was $11 thousand through March 31, 2024.

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

Acquisition of GeneSiC Semiconductor Inc.

On August 15, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the outstanding shares of GeneSiC Semiconductor Inc., a silicon carbide (“SiC”) pioneer with deep expertise in SiC power device design and process, based in Dulles, Virginia. Total merger consideration was $244.0 million and consisted of approximately $146.3 million of common stock, $97.1 million of cash consideration, and potential future cash earn-out payments of up to an aggregate of $25.0 million which were fair valued at $0.6 million. The acquisition was accounted for as a business combination in accordance with ASC 805, “Business Combinations”. The Company has determined fair values of the assets acquired and liabilities assumed.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
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
The Company’s cumulative purchase price allocation adjustment through December 31, 2023 was $1.6 million, primarily due to sales returns discussed above, inventory reserve, working capital adjustment and employee bonuses.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
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
December 31, 2023 and 2022
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
The following unaudited pro forma financial information presented in the table below is provided for illustrative purposes only and is based on the historical financial statements of the Company and presents the Company’s results as if the business combination had occurred as of January 1, 2022 (in thousands):

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Year Ended December 31,
2022
Revenue	$48,615
Net income (loss)	$72,279
Basic net income (loss) per share	$0.54
Diluted net income (loss) per share	$0.50

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
On August 19, 2022, the Company obtained control of the joint venture, and no consideration was paid pursuant to the Change of Control Agreement. The Company consolidated the fair value of the net assets of the joint venture as of August 19, 2022, and the Company reports noncontrolling interests of the joint venture as a component of equity separate from the Company’s equity. The fair value of the noncontrolling interest and net assets is based on estimates. The Company’s net income (loss) excludes income (loss) attributable to the noncontrolling interests. The fair value of the joint venture was determined based on a multiple of future annual revenues with a discount rate of 30%. In connection with the consolidation, the Company reacquired a patent license, which was fair valued at $1.0 million based on comparable transactions during the year, and is amortized over a five year term. Goodwill of $3.1 million was recorded in connection with this transaction.
On January 19, 2023, the Company completed the acquisition of the remaining minority interest in the joint venture as well as rights to certain intellectual property from Halo and its U.S. affiliate for a total purchase price of $22.4 million in Navitas stock. In connection with the purchase of intellectual property, the Company recognized developed technology as an intangible asset at its estimated fair value of $4.4 million. As a result of this transaction, the Company recorded a net increase to additional paid in capital of $7.5 million representing the difference between the fair value of share consideration related to the acquisition of the remaining noncontrolling interest and the carrying value of the noncontrolling interest at the date of the transaction.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022
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

19. SUBSEQUENT EVENTS
On January 3, 2024, the Company made an additional investment of $2.5 million in preferred interests of an entity under common control with the Company’s partner in the joint venture as discussed in Note 16, Related Party Transactions. The Company’s new ownership percentage increased to 15.48%. There were no other material subsequent events as of March 6, 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on that evaluation, our management, including our chief executive and chief financial officer, concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide a reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was reported within the time periods specified by SEC rules and regulations, and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding the required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013), or the COSO Report. Based on this assessment, management concluded that our internal control over financial reporting is effective as of December 31,, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Moss Adams LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Material Weaknesses

As disclosed in our annual report on Form 10-K for the year ended December 31, 2022, management concluded that a material weakness existed in our internal control over financial reporting. Specifically we determined that due to a lack of sufficient number of trained professional with technical accounting expertise to identify, evaluate, value and account for complex and non-routine transactions, including revenue and stock-based compensation. We also found we have insufficient accounting resources to maintain appropriate segregation of duties, including to ensure journal entries are reviewed by personnel independent of the preparer during our year ended December 31, 2022.

During the twelve months ended December 31, 2023, management has evaluated the design and operating effectiveness of internal controls over financial reporting and has taken the following steps to remediate the identified material weaknesses:

•Management has added a SEC reporting manager, a staff accountant and two accounts payable accountant.
•For complex transactions and to the extent there is a lack of knowledge within the current accounting team, management engaged external professional firms to assist with the applicable transactions as they arise.

•Management hired a consulting firm to act as the Company’s co-sourced internal audit department and assist with the Company’s SOX 404(b) requirements.
•As part of the Company’s SOX 404(b) requirements, management has identified and implemented additional internal controls to mitigate the material weaknesses identified from the prior year.

During the twelve months ended December 31, 2023, management tested the remediated controls related to the material weakness described above for a sufficient period of time, and management has concluded, through testing, that as of December 31, 2023, these controls were operating effectively. Therefore, management has concluded that the material weaknesses previously identified in the Company’s internal control over financial reporting has been remediated at December 31, 2023.
Regardless of the previously identified and now remediated material weaknesses, management has concluded that the Company’s consolidated financial statements included in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), except as discussed above, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the proxy statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with our 2024 annual stockholders' meeting within 120 days of the fiscal year ended December 31, 2023 (our “Proxy Statement”).

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement and Plan of Reorganization, dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Live Oak Merger Sub Inc. and Navitas Semiconductor Limited, including as domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC (“Legacy Navitas”)	S-4	333-256880	2.1	6/8/2021

2.2	Agreement and Plan of Merger, dated as of August 15, 2022, by and among Navitas Semiconductor Corporation, Gemini Acquisition LLC, GeneSiC Semiconductor Inc., Ranbir Singh and The Ranbir Singh Irrevocable Trust dated February 4, 2022	10-Q	001-39755	2.1	11/14/2022

3.1	Second Amended and Restated Certificate of Incorporation of Navitas Semiconductor Corporation	8-K	001-39755	3.1	10/25/2021

3.2	Amended and Restated Bylaws of Navitas Semiconductor Corporation	8-K	001-39755	3.2	10/25/2021

4.1*	Description of Registrant’s Securities

10.1†	Navitas Semiconductor Corporation 2021 Equity Incentive Plan	8-K/A	001-39755	10.5	11/15/2021

10.2†	Form of Restricted Stock Unit Agreement	8-K	001-39755	10.6	10/25/2021

10.3†	Form of Stock Option Agreement	8-K	001-39755	10.7	10/25/2021

10.4†	Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan	S-4/A	333-256880	10.16	8/23/2021

10.5	Warrant Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39755	4.1	12/8/2020

10.6	Private Placement Warrants Purchase Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.4	12/8/2020

10.7	Registration Rights Agreement, dated December 2, 2020, among Live Oak Acquisition Corp. II, Live Oak Sponsor Partners II, LLC and certain other security holders named therein	8-K	001-39755	10.3	12/8/2020

10.8†	Form of Indemnification Agreement	8-K	001-39755	10.4	10/25/2021

10.9	Lock-Up Agreement (Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.2	5/7/2021

10.10	Lock-Up Agreement (VPs), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.3	5/7/2021

10.11	Lock-Up Agreement (Non-Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.4	5/7/2021

10.12	Letter Agreement, dated December 2, 2020, among Live Oak Acquisition Corp. II, its officers and directors and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.1	12/8/2020

10.13	Sponsor Letter Agreement, dated May 6, 2021, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	5/7/2021

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
10.14	Amendment to Letter Agreement, dated May 6, 2021. among Live Oak Acquisition Corp. II, its officers and directors and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	5/7/2021

10.15†	Employment Agreement of Gene Sheridan, dated as of May 6, 2021	S-4/A	333-256880	10.14	8/23/2021

10.16†	Employment Agreement of Daniel Kinzer, dated as of May 6, 2021	S-4/A	333-256880	10.15	8/23/2021

10.17†	Employment Agreement of Todd Glickman, dated as of May 6, 2021	8-K	001-39755	10.2	10/25/2021

10.18	Sponsor Letter Agreement, dated October 6, 2021, among Live Oak Sponsor Partners II, LLC, Live Oak Acquisition Corp. II and Navitas Semiconductor Limited	8-K	001-39755	10.3	10/7/2021

10.19†	Stock Repurchase Agreement, dated March 4, 2022, between Todd Glickman and Navitas Semiconductor Corporation	10-Q	001-39755	10.5	5/16/2022

10.20†	Employment Offer Letter, dated May 17, 2022, between Ron Shelton and Navitas Semiconductor Corporation	10-Q	001-39755	10.1	8/15/2022

10.21†	Registration Rights Agreement, dated August 15, 2022, among Navitas Semiconductor Corporation, Ranbir Singh and The Ranbir Singh Irrevocable Trust dated February 4, 2022	10-Q	001-39755	10.1	11/14/2022

10.22†	Employment Offer Letter, dated August 15, 2022, among Navitas Semiconductor Corporation, Navitas Semiconductor USA, Inc. and Ranbir Singh	10-K/A	001-39755	10.31	4/14/2023

10.23†*	Navitas Semiconductor 2022 Employee Stock Purchase Plan

10.24†	Navitas Semiconductor Executive Severance Plan	8-K	001-39755	10.1	1/3/2024

10.25†*	Employment Offer Letter, dated December 1, 2023, between Navitas Semiconductor USA, Inc. and Janet Chou

10.26†*	Letter Agreement, dated January 9, 2024, among Navitas Semiconductor USA, Inc., Navitas Semiconductor Corporation and Ron Shelton

19.1*	Insider Trading Policy

19.2*	Equity Grant Policy and Procedures
21.1*	List of Subsidiaries

23.1*	Consent of Moss Adams LLP

23.2*	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350

97.1*	Navitas Semiconductor Dodd-Frank Clawback Policy

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________________________
†    Management contract or compensatory arrangement.
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Name:	Gene Sheridan
Title:	President and Chief Executive Officer

Date:	March 6, 2024

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

Signature	Title	Date
/s/ Gene Sheridan Gene Sheridan	President, Chief Executive Officer and Director (principal executive officer)	March 6, 2024
/s/ Ron Shelton Ron Shelton	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 6, 2024
/s/ Daniel Kinzer Daniel Kinzer	Chief Operating Officer, Chief Technology Officer and Director	March 6, 2024
/s/ Richard J. Hendrix Richard J. Hendrix	Director	March 6, 2024
/s/ Brian Long Brian Long	Director	March 6, 2024
/s/ David Moxam David Moxam	Director	March 6, 2024
/s/ Dipender Saluja Dipender Saluja	Director	March 6, 2024
/s/ Gary K. Wunderlich, Jr. Gary K. Wunderlich, Jr.	Director	March 6, 2024