Form 10-Q
period 2024-03-31
Navitas Semiconductor Corp
filed 2024-05-15
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,100,829 shares of Class A Common Stock were outstanding at May 13, 2024.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,682	$152,839
Accounts receivable, net	22,199	25,858
Inventories	33,176	23,166
Prepaid expenses and other current assets	6,024	6,619
Total current assets	191,081	208,482
PROPERTY AND EQUIPMENT, net	11,773	9,154
OPERATING LEASE RIGHT OF USE ASSETS	7,805	8,268
INTANGIBLE ASSETS, net	86,325	91,099
GOODWILL	163,215	163,215
OTHER ASSETS	7,690	5,328
Total assets	$467,889	$485,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$24,450	$26,637
Accrued compensation expenses	7,591	10,902
Operating lease liabilities, current	1,857	1,892
Customer deposit	8,074	10,953
Total current liabilities	41,972	50,384
OPERATING LEASE LIABILITIES NONCURRENT	6,307	6,653
EARNOUT LIABILITY	20,653	46,852
DEFERRED TAX LIABILITIES	1,040	1,040
Total liabilities	69,972	104,929
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 750,000,000 shares authorized as of March 31, 2024 and December 31, 2023, and 182,996,785 and 179,196,418 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	21	21
Additional paid-in capital	701,771	680,790
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(303,868)	(300,187)
Total stockholders’ equity	397,917	380,617
Total liabilities and stockholders’ equity	$467,889	$485,546
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2024	2023
NET REVENUES	$23,175	$13,358
COST OF REVENUES (exclusive of amortization of intangible assets included below)	13,660	7,873
OPERATING EXPENSES:
Research and development	20,229	17,394
Selling, general and administrative	16,087	19,058
Amortization of intangible assets	4,774	4,499
Total operating expenses	41,090	40,951
LOSS FROM OPERATIONS	(31,575)	(35,466)
OTHER INCOME (EXPENSE), net:
Interest income	1,682	903
Gain (loss) from change in fair value of earnout liabilities	26,199	(27,752)
Other income	83	11
Total other income (expense), net	27,964	(26,838)
LOSS BEFORE INCOME TAXES	(3,611)	(62,304)
INCOME TAX PROVISION	70	61
NET LOSS	(3,681)	(62,365)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(518)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(3,681)	$(61,847)

NET LOSS PER COMMON SHARE:
Basic net loss per share attributable to common stockholders	$(0.02)	$(0.39)
Diluted net loss per share attributable to common stockholders	$(0.02)	$(0.39)

WEIGHTED AVERAGE COMMON SHARES USED IN NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic common shares	179,779	156,792
Diluted common shares	179,779	156,792
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
NET LOSS	$(3,681)	$(62,365)
Other comprehensive income	—	—
COMPREHENSIVE LOSS	(3,681)	(62,365)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(518)
TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(3,681)	$(61,847)
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Stockholders' Equity
THREE MONTHS ENDED MARCH 31, 2024	Common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Noncontrolling interest	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	179,196	$21	$680,790	$(300,187)	$(7)	$—	$380,617
Issuance of common stock under employee stock option and stock award plans	3,801	—	10,734	—	—	—	10,734
Stock-based compensation expense related to employee and non-employee stock awards	—	—	10,247	—	—	—	10,247
Net loss	—	—	—	(3,681)	—	—	(3,681)
BALANCE AT MARCH 31, 2024	182,997	$21	$701,771	$(303,868)	$(7)	$—	$397,917

	Stockholders' Equity
THREE MONTHS ENDED MARCH 31, 2023	Common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Noncontrolling interest	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	153,629	$18	$535,875	$(154,754)	$(7)	$3,628	$384,760
Issuance of common stock under employee stock option and stock award plans	3,083	—	2,925	—	—	—	2,925
Stock-based compensation expense related to employee and non-employee stock awards	—	—	14,884	—	—	—	14,884
Shares issued in connection with buyout agreement	4,232	—	7,509	—	—	(3,110)	4,399
Net loss	—	—	—	(61,847)	—	(518)	(62,365)
BALANCE AT MARCH 31, 2023	160,944	$18	$561,193	$(216,601)	$(7)	$—	$344,603

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,681)	$(62,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	722	506
Amortization of intangible assets	4,774	4,536
Non-cash lease expense	601	512
Other	—	86
Stock-based compensation expense	13,548	17,160
(Gain) loss from change in fair value of earnout liability	(26,199)	27,752
Deferred income taxes	—	5
Change in operating assets and liabilities:
Accounts receivable	3,659	1,704
Inventories	(10,010)	188
Prepaid expenses and other current assets	595	743
Other assets	138	(1,612)
Accounts payable, accrued compensation and other accrued expenses	(532)	3,376
Operating lease liability	(519)	(511)
Customer deposit	(2,879)	—
Net cash used in operating activities	(19,783)	(7,920)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment purchases	(2,500)	(1,000)
Purchases of property and equipment	(2,898)	(815)
Net cash used in investing activities	(5,398)	(1,815)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection stock option exercises	236	221
Proceeds from employee stock purchase plan	1,788	—
Net cash provided by financing activities	2,024	221
NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,157)	(9,514)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	152,839	110,337
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$129,682	$100,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$27	$10
Shares issued in connection with buyout agreement	$—	$22,400
Capital expenditures in accounts payable	$942	$228

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION
Navitas Semiconductor Corporation (“the Company”) designs, develops and markets next-generation power semiconductors including gallium nitride (“GaN”) power integrated circuits (“ICs”), silicon carbide (“SiC”) devices and associated high-speed silicon system controllers, and digital isolators used in power conversion and charging. Power supplies incorporating the Company’s products may be used in a wide variety of applications including fast chargers for mobile phones and laptops, consumer electronics, data centers, solar products, electric vehicles and infrastructure, among numerous other applications. The Company’s products provide superior efficiency, performance, size, cost and sustainability relative to existing silicon technology. The Company presently operates as a product design house that contracts the manufacturing of its chips and packaging to partner suppliers. Navitas maintains its operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan, Thailand, South Korea and the Philippines, with principal executive offices in Torrance, California.

Investment in Third Party
On January 3, 2024, the Company made an additional investment of $2.5 million in preferred interests in a third party . The Company’s new ownership percentage increased to 15.48%. The investment is $5.0 million and $2.5 million as of March 31, 2024 and December 31, 2023, respectively. Such investment is included in Other Assets in the Condensed Consolidated Balance Sheets and is accounted for as an equity investment under ASC 321 Investments - Equity Securities. In accordance with ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any.

May 2023 Public Offering
On May 26, 2023, the Company completed an underwritten public offering (the “May 2023 Public Offering”) of 10,000,000 shares of its Class A Common Stock at a public offering price of $8.00 per share, before deducting underwriting discounts and commissions. In connection with the May 2023 Public Offering, the Company granted the underwriters of the offering a 30-day option to purchase up to an additional 1,500,000 shares of the Company’s Class A Common Stock (the “Option Shares”) from the Company at the same public offering price. On June 1, 2023, the underwriters exercised in full their option to purchase the Option Shares. The sale of the Option Shares closed on June 5, 2023. After deducting underwriting discounts and commissions and before deducting offering expenses payable by the Company, the Company received net proceeds of $75.6 million and $11.3 million from the May 2023 Public Offering and sale of the Option Shares, respectively. The total net proceeds received by the Company after deducting offering expenses was $86.5 million. The Company intends to use the net proceeds for working capital and other general corporate purposes, including potential acquisitions or strategic manufacturing investments.
Acquisitions
In January 2023, the Company announced an agreement to acquire the remaining minority interest in its silicon control IC joint venture from Halo Microelectronics International Corporation for a purchase price of $22.4 million in Navitas stock. The transaction was completed in February 2023. See Note 15, Noncontrolling Interest, for more information.

Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are in the opinion of management, necessary for a fair presentation of such condensed consolidated financial statements. Operating results for the three months ended March 31, 2024, are not necessarily indicative of results to be expected for the full year ending December 31, 2024. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

31, 2023, filed with the SEC on March 6, 2024. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Form 10-K filed with the SEC on March 6, 2024.
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
This Form 10-Q does not include any other newly implemented accounting standards or pronouncements beyond those detailed above. Such exclusions were made because they either do not apply to our company or are not anticipated to materially impact the condensed consolidated financial statements.
3. INVENTORIES
Inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$4,576	$7,743
Work-in-process	23,000	10,863
Finished goods	5,600	4,560
Total	$33,176	$23,166

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Furniture and fixtures	$277	$244
Computers and other equipment	12,778	10,339
Leasehold improvements	3,964	2,360
Construction in Progress	390	1,114
	17,409	14,057
Accumulated depreciation	(5,636)	(4,903)
Total	$11,773	$9,154
The depreciation expense was $0.7 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively, and was determined using the straight-line method over the following estimated useful lives:

Furniture and fixtures	3 — 7 years
Computers and other equipment	2 — 5 years
Leasehold improvements	2 — 6 years
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
The short-term nature of the Company’s cash and cash equivalents, accounts receivable and current liabilities causes each of their carrying values to approximate fair value for all periods presented. Cash equivalents classified as Level 1 instruments were $113.0 million as of March 31, 2024 and $139.0 million for December 31, 2023.

The following table presents the Company’s fair value hierarchy for financial liabilities as of March 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$20,653	$20,653

Total	$—	$—	$20,653	$20,653
The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2023 (in thousands):

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$46,852	$46,852

Total	$—	$—	$46,852	$46,852
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
Balance at December 31, 2023	$46,852
Fair value adjustment	(26,199)
Balance at March 31, 2024	$20,653
The Company did not transfer any investments between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2024.

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

The following table presents the Company’s intangible asset balance by asset class as of March 31, 2024 (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(731)	$169	Straight line	2 years
Developed Technology	53,500	(21,047)	32,453	Straight line	4-10 years
In-process R&D	1,177	—	1,177	Indefinite	N/A
Patents	34,900	(4,039)	30,861	Straight line	5-15 years
Customer Relationships	24,300	(3,949)	20,351	Straight line	10 years
Non-Competition Agreements	1,900	(618)	1,282	Straight line	5 years
Other	658	(626)	32	Straight line	5 years
Total	$117,335	$(31,010)	$86,325

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the changes in the Company’s intangible asset balance (in thousands):

Intangible Assets, net
Balance at December 31, 2023	$91,099
Additions to intangible assets	—
Amortization expense	(4,774)
Balance at March 31, 2024	$86,325

The amortization expense was $4.8 million and $4.5 million for the three months ended March 31, 2024 and 2023, respectively.

Total future amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending December 31,	Total
2024 (remainder of fiscal 2024)	$14,153
2025	18,645
2026	14,042
2027	5,336
2028	4,690
Thereafter	28,301
Total	$85,167
There were no impairment charges during the three months ended March 31, 2024 and 2023.

7. LEASES:
The Company has entered into operating leases primarily for commercial buildings. These leases have remaining terms which range from 0.2 to 5.6 years. As of March 31, 2024, no operating lease agreements contain economic penalties for the Company to extend the lease, and it is not reasonably certain the Company will exercise these extension options. Additionally, these operating lease agreements do not contain material residual value guarantees or material restrictive covenants. As of March 31, 2024, all leases recorded on the Company’s consolidated balance sheets were operating leases.
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
Rent expense, including short-term lease cost, was $0.8 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. In addition to rent payments, the Company’s leases include real estate taxes, common area maintenance, utilities, and management fees, which are not fixed. The Company accounts for these costs as

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

variable payments and does not include such costs as a lease component. Total variable expense was $0.1 million for the three months ended March 31, 2024 and not material for the three months ended March 31, 2023.
Information related to the Company right-of-use assets and related operating lease liabilities were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for operating lease liabilities	$566	$454
Operating lease cost	$601	$512
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	$28	$590
Weighted-average remaining lease term	4.71	4.96
Weight-average discount rate	3.45% - 9.25%	4.25% - 7.75%

Maturities of lease liabilities are as follows (in thousands):
Remainder of fiscal year 2024	$1,574
Fiscal year 2025	1,876
Fiscal year 2026	1,766
Fiscal year 2027	1,772
Fiscal year 2028	1,687
Thereafter	486
9,161
Less imputed interest	997
Total lease liabilities	$8,164

8. SHARE BASED COMPENSATION:
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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of Common Stock; plus (b) up to 15,802,050 shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. As of March 31, 2024 the Company has issued 9,750,000 non-statutory stock options under the 2021 Plan.

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
The following table summarizes the stock-based compensation expense recognized for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Research and development	$7,370	$7,177
Selling, general and administrative	6,178	9,983
Total stock-based compensation expense	$13,548	$17,160

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
The fair value of incentive stock options and non-statutory stock options issued was estimated using the Black-Scholes model. The Company did not grant any stock option awards during the three months ended March 31, 2024 or 2023.
A summary of stock options outstanding, excluding LTIP Options as of March 31, 2024, and activity during the three months then ended, is presented below:

Stock Options	Shares (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In years)
Outstanding at December 31, 2023	2,657	$0.72	5.7
Exercised	(423)	0.55	0
Forfeited or expired	(14)	1.06	0
Outstanding at March 31, 2024	2,220	$0.76	5.6
Vested and Exercisable at March 31, 2024	2,050	$0.73	5.6

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During both the three months ended March 31, 2024 and 2023, the Company recognized $0.1 million of stock-based compensation expense for the vesting of outstanding stock options, excluding $1.9 million and $2.5 million, respectively, related to the LTIP Options described below. At March 31, 2024, unrecognized compensation cost related to unvested options totaled $0.1 million. The weighted-average period over which this remaining compensation cost will be recognized is 0.5 years.

Long-term Incentive Plan Stock Options
The Company awarded a total of 6,500,000 LTIP Options (“2021 LTIP Options”) to certain members of senior management on December 29, 2021 pursuant to the 2021 Plan. These non-statutory options are intended to be the only equity incentive awards for the recipients over the duration of the performance period. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven-year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $9.14 based on the Black-Scholes model and a Monte Carlo simulation incorporating 500,000 scenarios. The weighted average contractual period remaining is 7.8 years. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2023. The valuation model utilized the following assumptions:

Risk-free interest rates	1.47%
Expected volatility rates	67.33%
Expected dividend yield	—
Cost of equity (for derived service period)	11.77%
Weighted-average grant date fair value of options	$9.14

In connection with the “2021 LTIP Options”, the Company recognized $1.6 million and $2.2 million of stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively. The unrecognized compensation expense related to these LTIP Options is $4.7 million as of March 31, 2024, and compensation expense will be recognized over 0.8 years. On a quarterly basis, after evaluating the 2021 LTIP Options based on the probability of achieving certain market and performance conditions, the Company may true up the 2021 LTIP Options expense as needed.
The Company awarded a total of 3,250,000 performance stock options (“2022 LTIP Options”) to a member of senior management on August 15, 2022 pursuant to the 2021 Plan. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $10.00 per share and the average fair value on the grant date was $2.89. The weighted average contractual period remaining is 8.3 years. The Black-Scholes model and a Monte Carlo simulation incorporated 100,000 scenarios. The valuation model utilized the following assumptions:

Risk-free interest rates	2.82%
Expected volatility rates	68.48%
Expected dividend yield	—
Cost of equity (for derived service period)	14.64%
Weighted-average grant date fair value of options	$2.89
In connection with the “2022 LTIP Options”, the Company recognized $0.3 million of stock-based compensation expense for both the three months ended March 31, 2024 and 2023, respectively. The unrecognized compensation expense related to the LTIP Options is $1.5 million as of March 31, 2024, and compensation expense will be recognized over 1.7 years. On a quarterly basis, after evaluating the 2022 LTIP Options based on the probability of achieving certain market and performance conditions, the Company may true up the 2022 LTIP Options expense as needed.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restricted Stock Units
The Company regularly grants RSUs to employees as a component of their compensation. A summary of RSUs outstanding as of March 31, 2024, and activity during the three months then ended, is presented below:

Restricted Stock Unit Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	12,872	$6.70
Granted	4,346	5.66
Vested	(2,985)	6.43
Forfeited	(27)	6.04
Outstanding at March 31, 2024	14,206	$6.43

During the three months ended March 31, 2024 and 2023, the Company recognized $8.2 million and $7.1 million of stock-based compensation expense for the vesting of RSUs, respectively. As of March 31, 2024, unrecognized compensation cost related to unvested RSU awards totaled $79.2 million. The weighted-average period over which this remaining compensation cost is expected be recognized is 2.5 years.
The Company’s annual bonus plan of $2.5 million related to fiscal year 2024 (included in accrued compensation expense liability on the condensed consolidated balance sheets), will be issued with a variable number of fully-vested restricted stock units to its employees and is expected to be settled in the first quarter of 2025. Based on the closing share price of the Company’s Class A Common Stock of $4.77 on March 28, 2024, approximately 518,942 shares would be issued, however the actual number of shares will be based on the share price at the date of settlement.

2022 Employee Stock Purchase Plan
In August 2022, the Company’s board of directors adopted the Company’s 2022 Employee Stock Purchase Plan (the “2022 ESPP”), subject to stockholder approval. The 2022 ESPP was approved by stockholders at the Company’s annual stockholders’ meeting held November 10, 2022. The Company authorized the issuance of 3,000,000 shares of common stock under the 2022 ESPP.
Under the 2022 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of offering or 85% of the fair value at the time of purchase, generally over a six-month period. The first offering period under the 2022 ESPP commenced in February 2023 and the second offering in September 2023. For the three months ended March 31, 2024, employees who elected to participate in the ESPP purchased 393,139 shares of common stock under the 2022 ESPP, resulting in cash proceeds to the Company of $1.8 million. The purchase price was $4.55, which was 15% of the fair market value in March 2024. As of March 31, 2024, the Company had 2,348,898 remaining authorized shares available for purchase. As the plan was newly adopted in 2023, there were no shares issued or stock-based compensation expense for the 2022 ESPP as of March 31, 2023. During the three months ended March 31, 2024, the Company recognized $0.8 million of stock-based compensation expense for the 2022 ESPP.

Other Share Awards
In connection with the acquisition of the remaining minority interest of a silicon control IC joint venture, as described in Note 15, the Company issued 841,729 fully vested shares to certain former employees of the joint venture with a grant date fair value totaling $4.5 million. Such amount has been recognized as stock-based compensation expense during the three months ended March 31, 2023.

On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1.9 million in cash and stock. Among shares issued in the transaction, the Company issued approximately 113,000 restricted shares that are subject to time based vesting and issued approximately 151,000 restricted shares that are subject to time and performance based vesting over the four and three years, respectively, following the date of issue. These restricted shares are subject to certain individuals maintaining employment with the Company and, therefore, are accounted for under ASC 718. The Company

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

recognized $0.1 million and $0.4 million of stock-based compensation expense related to the vesting of these shares during the three months ended March 31, 2024 and 2023, respectively.
Unvested Earnout Shares
A portion of the earnout shares (discussed in Note 9 below) may be issued to individuals with unvested equity awards. While the payout of these shares requires achievement of share price targets based on the volume weighted average price of the Company’s common stock, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million or $11.52 per share. As of the beginning of the second quarter of fiscal year 2023, these earnout shares had fully vested. At March 31, 2024, there was no remaining compensation cost related to unvested earnout shares. During the three months ended March 31, 2023, the Company recognized $0.3 million of stock-based compensation expense for the vesting of earnout shares. Refer to Note 9, Earnout Liability.

9. EARNOUT LIABILITY
Certain of the Company’s stockholders are entitled to receive up to an aggregate of 10,000,000 “earnout shares” of the Company’s Class A Common Stock if earnout milestones are met. The earnout milestones represent three independent criteria, each of which entitles the eligible stockholders to 3,333,333 aggregate earn-out shares if the milestone is met.
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

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.48%	4.05%
Equity volatility rate	80.00%	70.00%

As of March 31, 2024 and December 31, 2023, the earnout liability had a fair value of $20.7 million and $46.9 million, respectively, which resulted in a gain in the fair value of the earnout liability of $26.2 million. The loss in the earnout liability was $27.8 million for the three month period ended March 31, 2023.
10. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
A majority of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers.
The following customers represented 10% or more of the Company’s net revenues for the three months ended March 31, 2024 and 2023:

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
Customer	2024	2023
Distributor A	68%	*
Distributor B	*	35%
Distributor C	*	19%
Distributor D	*	17%

*Total customer net revenues were less than 10% of total net revenues.

Revenues by Geographic Area
The Company considers the domicile of its end customers, rather than the distributors it sells to directly, to be the basis for attributing revenues from external customers to individual countries. Revenues for the three months ended March 31, 2024 and 2023 were attributable to end customers in the following countries or regions:

	Three Months Ended March 31,
Country	2024	2023
China	74%	57%
Europe*	10	28
United States	9	11
Asia excluding China	7	4
Total	100%	100%

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
The following customers represented 10% or more of the Company’s accounts receivable.

Customer	March 31, 2024	December 31, 2023
Distributor A	78%	77%
*Total customer accounts receivable was less than 10% of total net accounts receivable.
The Company has a customer deposit from a primary customer of $8.1 million and the Company intends to apply a portion of the customer deposit to outstanding accounts receivable from time-to-time.

Concentration of Supplier Risk
The Company currently relies on a single foundry to produce wafers for GaN ICs and a separate single foundry to produce wafers for SiC MOSFETs. Loss of the relationship with either of these suppliers could have a substantial negative effect on the Company. Additionally, the Company relies on a limited number of third-party subcontractors and suppliers

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The Company entered into an agreement to purchase raw materials from a supplier from September 29, 2022 through December 31, 2025, and accordingly made a $2.0 million refundable deposit. The Company is not obligated to purchase from this supplier, however, if the Company does not meet minimum purchase requirements during the term, the Company may forfeit all or a portion of its $2.0 million deposit.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11. NET LOSS PER SHARE:
Basic loss per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding restricted stock units and restricted stock awards, the assumed issuance of awards for contingently issuable performance-based awards, as computed using the treasury stock method. Performance-based restricted stock units and restricted stock awards are included in the number of shares used to calculate diluted earnings per share after evaluating the applicable performance criteria as of period end and under the assumption the end of the reporting period was the end of the contingency period, and the effect is dilutive. Restricted stock awards (but not restricted stock unit awards) are eligible to receive all dividends declared on the Company’s common shares during the vesting period; however, such dividends are not paid until the restrictions lapse. The Company has no plans to declare dividends.

	Three Months Ended March 31,
	2024	2023
Weighted-average common shares - basic common stock	179,779	156,792
Stock options and other dilutive awards	—	—
Weighted-average common shares - diluted common stock	179,779	156,792

Shares excluded from diluted weighted-average shares: ¹
Dilutive shares excluded ²	5,317	9,083
Earnout shares (potentially issuable common shares)	10,000	10,000
Unvested restricted stock units and restricted stock awards	100	376
Stock options potentially exercisable for common shares	9,750	9,750
Shares excluded from diluted weighted average shares	25,167	29,209

¹ The Company’s potentially dilutive securities, which include unexercised stock options, unvested shares, and earnout shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for both the three months ended March 31, 2024 and 2023.
² We exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive.

12. PROVISION FOR INCOME TAXES

The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during the quarter. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was (1.93)% and (0.03)%, respectively. The effective tax rate for 2024 differs from the prior year primarily due to tax expense in foreign as a result of tax expense in foreign jurisdictions not impacted by valuation allowance. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative adjustment is recorded in that quarter. The Company's quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including our ability to accurately predict the proportion of our loss before provision for income taxes in multiple jurisdictions, the tax effects of our stock-based compensation, and the effects of its foreign entities.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company had no unrecognized tax benefits for the three months ended March 31, 2024 and 2023. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the three months ended March 31, 2024 and 2023.
13. COMMITMENTS and CONTINGENCIES

Purchase Obligations
At March 31, 2024, the Company had no non-cancelable contractual arrangements that were due beyond one year besides lease obligations.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2024. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
Release and license agreement
In March 2023, the Company entered into a Release and License Agreement (the “Agreement”) with a university. The Agreement stipulates the Company pay the university a total of $1.0 million over a period of three years, with the final payment by March 1, 2026. The agreement licenses the Company to sell certain products covered by a patent owned by the university, subject to the Company paying a royalty fee on revenues for covered products sold during the term. Based on an indemnity agreement entered into in connection with the Company’s acquisition of GeneSiC Semiconductor Inc. in August 2022, the Company expects to be indemnified by the sellers in that transaction for the royalty amounts up to approximately $1.0 million.

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

14. RELATED PARTY TRANSACTIONS
Joint Venture
In 2021, Navitas entered into a silicon control IC joint venture with Halo Microelectronics Co., Ltd. (“Halo”), a manufacturer of power management ICs, to develop products and technology relating to AC/DC converters. Navitas’ initial

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

contribution to the joint venture was the commitment to sell its GaN integrated circuit die at prices representing cost plus insignificant handling fees, in exchange for a minority interest, with the right to acquire the balance of the joint venture based on the future results of the venture (among other rights and obligations). On January 19, 2023, the Company announced an agreement to acquire the remaining minority interest in the joint venture as well as rights to certain intellectual property from Halo and its U.S. affiliate for a total purchase price of $22.4 million in Navitas stock. See Note 15, Noncontrolling Interest, for more information.

Related Party Leases
The Company leases certain property from an entity that it is owned by an executive of the Company, which expired in September 2023 and is now a month-to-month lease. During the three months ended March 31, 2024, the Company paid an immaterial amount in rental payments in relation to this lease. These payments were made at standard market rates in the ordinary course of business.
The Company leases certain property from the family member of a senior executive of the Company, which expired in March 2024, and is now a month-to-month lease. During the three months ended March 31, 2024, the Company paid an immaterial amount in rental payments in relation to this lease. These payments were made at standard market rates in the ordinary course of business. There was no rent obligation as of March 31, 2024.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. NONCONTROLLING INTEREST

In July 2021, the Company formed a joint venture for the purpose of conducting research and development on technology in the area of AC/DC converters for chargers and adapters. Refer to Note 14.
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

16. SUBSEQUENT EVENTS
The Company evaluated material subsequent events from the consolidated balance sheet date of March 31, 2024, through May 15, 2024, the date the condensed consolidated financial statements were issued. There were no material subsequent events as of May 15, 2024.

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
A core strength of our business lies in our industry leading IP position. In addition to our comprehensive patent portfolio, our biggest proprietary advantage is our process design kit (PDK), the ‘how-to’ guide for Navitas designers to create new GaN based devices and circuits. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, EV, enterprise, and renewables. We evaluate various complementary technologies and look to improve our PDK, in order to keep introducing newer generations of GaN technology. In the three months ended March 31, 2024 and 2023, we spent approximately 87% and 130%, respectively, of our revenue on research and development. Navitas’ research and development activities are located primarily in the US and China.

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
Our product revenue is recognized when the customer obtains control of the product and the timing of recognition is based on the contractual shipping terms of a contract less estimated returns. We provide a non-conformity warranty which is not sold separately and does not represent a separate performance obligation.
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
Income Taxes
Legacy Navitas is a dual domesticated corporation for Ireland and U.S. federal income tax purposes. Refer to Note 12, Provision for Income Taxes, in our accompanying condensed consolidated financial statements elsewhere in this quarterly report.
Results of Operations
The tables and discussion below present our results for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Change $	Change %
	2024	2023
Net revenues	$23,175	$13,358	$9,817	73%
Cost of revenues (exclusive of amortization of intangible assets included below)	13,660	7,873	5,787	74%
Operating expenses:
Research and development	20,229	17,394	2,835	16%
Selling, general and administrative	16,087	19,058	(2,971)	(16)%
Amortization of intangible assets	4,774	4,499	275	6%
Total operating expenses	41,090	40,951	139	—%
Loss from operations	(31,575)	(35,466)	3,891	(11)%
Other income (expense), net:
Interest income	1,682	903	779	86%
Gain (loss) from change in fair value of earnout liabilities	26,199	(27,752)	53,951	(194)%
Other income	83	11	72	655%
Total other income (expense), net	27,964	(26,838)	54,802	(204)%
Loss before income taxes	(3,611)	(62,304)	58,693	(94)%
Income tax provision	70	61	9	15%
Net loss	(3,681)	(62,365)	58,684	(94)%
Less: Net loss attributable to noncontrolling interests	—	(518)	518	—%
Net loss attributable to controlling interests	$(3,681)	$(61,847)	58,166	(94)%

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Revenue
Revenue for the three months ended March 31, 2024 was $23.2 million compared to $13.4 million for the three months ended March 31, 2023, an increase of $9.8 million, or 73%. The increase is primarily due to increased sales within the mobile/consumer market.

Cost of Revenues
Cost of revenues for the three months ended March 31, 2024 was $13.7 million compared to $7.9 million for the three months ended March 31, 2023, an increase of $5.8 million or 74%. The increase was primarily driven by significant revenue growth.
Research and Development Expense
Research and development expense for the three months ended March 31, 2024 of $20.2 million increased by $2.8 million, or 16%, when compared to the three months ended March 31, 2023, primarily driven by an increase in research and development materials by approximately $1.4 million since March 31, 2023 and an increase in research and development stock compensation expense by approximately $0.2 million reflecting increases in research and development personnel.
Selling, General and Administrative Expense
Selling, general and administrative expense for the three months ended March 31, 2024 of $16.1 million decreased by $3.0 million, or 16%, when compared to the three months ended March 31, 2023, primarily driven by lower stock compensation expense in selling, general and administrative compared to March 2023 by around $3.8 million given the stock grant in March 2023 related to the acquisition of the minority interest of the Joint Venture as discussed in Note 15 Noncontrolling Interest.

Amortization of Intangible Assets
Amortization of intangible assets for the three months ended March 31, 2024 of $4.8 million increased by $0.3 million, or 6%, when compared to the three months ended March 31, 2023. The increase is primarily due to business acquisitions resulting in more intangible assets.

Other Income (Expense), net
Net interest income for the three months ended March 31, 2024 was $1.7 million compared to $0.9 million net interest income for the three months ended March 31, 2023, primarily due to the higher interest rate received on money markets funds.
During the three months ended March 31, 2024, we recognized a $26.2 million gain from the change in fair value of our earn-out liabilities. Subsequent to the recognition of the earnout liability upon the consummation of the Business Combination on October 19, 2021, we remeasure the fair value of this liability at each reporting date. The increase in fair value of our earn-out liability of $26.2 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq, resulting in the decrease in the estimated fair value of the earnout shares from $4.76 as of March 31, 2023 to $2.42 as of March 31, 2024.
Income Tax Provision
Income tax provision for the three months ended March 31, 2024 increased $0.0 million when compared to the income tax expense of $0.1 million for the three months ended March 31, 2023. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

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

As of March 31, 2024, we had cash and cash equivalents of $129.7 million. We currently expect to fund our cash requirements through the use of cash on hand. We believe that our current levels of cash and cash equivalents are sufficient to finance our operations, working capital requirements and capital expenditures for the foreseeable future.
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
Cash Flows
The following table summarizes our consolidated cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31, 2024	March 31, 2023

Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(19,783)	$(7,920)
Net cash used in investing activities	$(5,398)	$(1,815)
Net cash provided by financing activities	$2,024	$221
We derive liquidity primarily from equity financing activities. As of March 31, 2024, our balance of cash and cash equivalents was $129.7 million, which is a decrease of $23.2 million or 15% compared to December 31, 2023.
Operating Activities
For the three months ended March 31, 2024, net cash used in operating activities was $19.8 million, which primarily reflects a net loss of $3.7 million. This decrease to operating cash flows are partially offset by adjustments for non-cash share-based compensation of $13.5 million, non-cash gains of $26.2 million in earnout liabilities, amortization of intangible assets of $4.8 million, and an aggregate cash used in operating assets and liabilities of $7.8 million. Specifically, increases in inventories of $10 million due to wafer purchases, decreases in customer deposits of $2.9 million partially offset by a $3.7 million decrease in accounts receivable and a decrease in accounts payable, accrued compensation and other expenses of $0.5 million.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 of $5.4 million was primarily due to $2.5 million cash funding of a joint venture and $2.9 million for purchases of fixed assets.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 of $2.0 million was primarily due to proceeds from stock option exercises of $0.2 million and proceeds from our employee stock purchase plan of $1.8 million.

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. As of March 31, 2024, our non-cancellable contractual arrangements consisted entirely of lease obligations. Refer to Note 7 - Leases for further information.

Off-Balance Sheet Commitments and Arrangements
As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
There have been no material changes to our critical accounting policies and estimates from the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2023 annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Conditions
Adverse changes in the global economic landscape have impacted, and may continue to affect, the demand for our products. This impact includes alterations in customer order behaviors, such as cancellations, and shifts in vendor inventory levels.

Commodity Risk
We face exposure to market price fluctuations of specific commodity raw materials, notably gold, which are integrated into our end products or utilized by our suppliers in production. Rising commodity prices result in increased costs passed on to us by suppliers, either through general price hikes or commodity surcharges. While our interactions with suppliers typically occur through purchase orders rather than long-term contracts, we strive to secure firm pricing aligned with planned production volumes.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and involvement of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2024, as a result of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses in the control environment based on the COSO Framework and control activities have been identified:

•The Company did not maintain a sufficient complement of personnel with appropriate levels of knowledge, experience, and training in accounting for complex and non-routine transactions, and internal control matters to perform assigned responsibilities and have appropriate accountability for the design and operation of internal control over financial reporting.

The control environment material weaknesses contributed to other material weaknesses within the Company’s system of internal control over financial reporting in the following COSO Framework components such that the Company did not design and implement effective controls as follows:

•Control activities and monitoring - The Company did not design and implement effective controls over the accounting for share-based payments, including the long-term incentive plan awards, as well as the accounting for the Company’s license and release agreement. Additionally, the Company did not have effective ongoing evaluation to ascertain whether the components of internal controls are present and functioning.

Management is in the process of evaluating resources throughout the organization where current resources should be assigned and where additional resources are needed to consistently timely execute internal control activities. For complex transactions, management plans to utilize external professional firms to assist with such transactions as they may arise.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness described above, there have been no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.
Item 1A. Risk Factors.
See risk factors disclosed in Part I—Item 1A, “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 6, 2024. We have no identified additional risks that could materially adversely affect our operating results, financial condition or future business as of March 31, 2024.
Item 5. Other Information.
Adoption of 10b5-1 Trading Plans by Directors and Executive Officers

On March 13, 2024, Gene Sheridan, chair of the board and president and chief executive officer, adopted a Rule 10b5-1 trading plan covering up to 800,000 shares held directly and 912,000 shares underlying restricted stock units (“RSUs”) held by Mr. Sheridan. The plan is scheduled to remain in effect until December 13, 2024. Of the shares held directly, a minimum of 400,000 shares will be sold under the plan. All shares to be issued to Mr. Sheridan upon vesting of the RSUs, following automatic sales to cover withholding taxes incurred upon settlement, will be sold under the plan. The proceeds of all sales under the plan will be used solely to satisfy tax obligations of Mr. Sheridan. Prior to any sales under the plan, Mr. Sheridan beneficially owns a total of 4,937,007 shares of common stock and 912,000 shares underlying RSUs.

The plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934. Rule 10b5-1 plans allow corporate executives to establish prearranged plans to buy or sell company stock at predetermined times or prices, regardless of any material non-public information they may possess when the prearranged trades are executed, and regardless of any trading restrictions imposed by company policy that would otherwise apply. Such plans are designed to provide an affirmative defense against insider trading liability, provided the plans satisfy the conditions of Rule 10b5-1(c), including, but not limited to, a condition which requires executive officers of public companies to observe a waiting period of at least 90 days, after the plan adoption date, before any trades can be executed under the plan.

The company does not undertake any obligation to report the establishment, modification or termination of any Rule 10b5-1 plans by officers or directors, except to the extent required by law.

Item 6. Exhibits.

EXHIBIT INDEX
Exhibit	Description

10.1
Letter Agreement, dated January 9, 2024, among Navitas Semiconductor USA, Inc., Navitas Semiconductor Corporation and Ron Shelton (incorporated by reference to Exhibit 10.26 of the company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024)

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

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Gene Sheridan
President and Chief Executive Officer (principal executive officer)

Date:	May 15, 2024

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Janet Chou
Janet Chou
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date:	May 15, 2024