Form 10-K/A
period 2023-12-31
Navitas Semiconductor Corp
filed 2024-07-23
CIK 1821769

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, was $1,219,930,904.
The number of shares outstanding of each of the registrant’s classes of common stock as of February 27, 2024 was 179,253,182 shares of Class A Common Stock and 0 shares of Class B Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2024 annual meeting of stockholders are incorporated into Part III herein.

EXPLANATORY NOTE

We filed our quarterly report on Form 10-Q for the quarter ended March 31, 2024 (the “Form 10-Q”) on May 15, 2024, where we identified certain material weaknesses as outlined in our Form 10-Q. Further, in May 2024, the Public Company Accounting Oversight Board conducted an inspection of our fiscal year 2023 audit conducted by Moss Adams LLP (“Moss Adams”), our independent registered public accounting firm, which had originally resulted in an unqualified opinion on the effectiveness of our internal controls over financial reporting. As a result of the material weaknesses identified in our Form 10-Q and queries raised during the inspection process, Moss Adams reevaluated certain of our internal controls and its previous conclusions with respect to the effectiveness of our internal controls over financial reporting as of December 31, 2023 and determined that the material weaknesses that were identified in the Form 10-Q as well as certain additional material weaknesses related to journal entries, the earnout liability and segments/reporting units existed as of December 31, 2023. As a result, we have also reevaluated our previous conclusions and have determined that we had material weaknesses related to such internal controls as of December 31, 2023, which we are in the process of addressing.

The material weaknesses did not result in any misstatement of our consolidated financial statements for the year ended December 31, 2023. No restatement of prior period financial statements and no change in previously released financial results are required as a result of the identification of the material weaknesses.

We are filing this amendment no. 1 on Form 10‑K/A (this “Amendment”) to our annual report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on March 6, 2024 (the “Original Filing”) in order to (i) revise Moss Adams’ previous report regarding the audit of our consolidated financial statements as of and for the year ended December 31, 2023 and the effectiveness of our internal control over financial reporting as of December 31, 2023 (the “Auditors Report”) contained in Item 8 (Financial Statements and Supplementary Data); (ii) revise Item 8 solely to reflect the inclusion of two items: (a) Moss Adams’ revised report on the effectiveness of internal control over financial reporting as of December 31, 2023, and (b) Moss Adams’ updated audit report on the consolidated financial statements as of and for the year ended December 31, 2023; (iii) revise Item 9A (Controls and Procedures) to reflect management’s conclusion that our disclosure controls and procedures and internal control over financial reporting were not effective at December 31, 2023 due to the material weaknesses identified after the Original Filing; and (iv) revise the risk factor regarding our internal control over financial reporting in Item 1A (Risk Factors). We are also amending Item 15 (Exhibits, Financial Statement Schedules) and the Exhibit Index to include updated auditor consents and updated certifications of our CEO and CFO.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment includes the entire text of the amended items. However, except as described above, there are no changes to the text or figures in any of the amended items, nor are there any changes to the XBRL data in Exhibit 101 of the Original Filing.

Except for the revisions in this Amendment as specifically described above, information in the Original Filing remains unchanged and reflects the disclosures made at the time of the Original Filing. Also, except as specifically described above, this Amendment does not describe events occurring after the Original Filing, including exhibits, or modify or update disclosures affected by such subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Securities and Exchange Commission, including without limitation those made after the Original Filing. Information in such subsequent filings may update or supersede information contained in the Original Filing.
(i)

(ii)

Part I

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
We operate in industries characterized by rapidly changing technologies as well as technological obsolescence. The introduction of new products by our competitors, the delay or cancellation of any of our end customers’ product offerings for which our solutions are designed, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products noncompetitive, obsolete, and otherwise unmarketable. Our failure to anticipate or timely develop new or enhanced products or technologies in response to changing market demand, whether due to technological shifts or otherwise, could result in the loss of end customers and decreased revenue and have an adverse effect on our business, financial condition, and results of operations.

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

We have identified material weaknesses in our internal control over financial reporting and may identify other material weaknesses in the future. If we are unable to remedy these material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.
As disclosed in Item 9A of this annual report for the year ended December 31, 2023, as amended, and as previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022, in connection with the audit of our consolidated financial statements for the years then ended, we identified material weaknesses in our internal control over financial reporting (see Part II, Item 9A (Controls and Procedures) of this annual report on Form 10-K/A for the year ended December 31, 2023 and our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on July 23, 2024 and April 3, 2023, respectively). We began implementing and are continuing to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, specifically by hiring additional accounting personnel to augment existing technical expertise as well as to provide the staffing necessary to maintain effective segregation of duties. In 2023, we hired an external consulting firm to act as our internal audit department and to assist us with the Company’s SOX 404(b) requirements. The Company utilizes an external accounting firm to assist with technical accounting issues as they arise. The Company hired a Director of Information Technology at the end of 2023, to segregate financial accounting systems access and system changes between the IT and accounting departments. The Company will continue to review and modify system access for accounting personnel to ensure proper segregation of duties around manual journal entries and at least on an annual basis or warranted due to organizational changes, perform a segment/reporting unit analysis.
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

Part II
Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Navitas Semiconductor Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Navitas Semiconductor Corporation (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2024, except for the effect of the material weaknesses described in that report, as to which the date is July 23, 2024, expressed an adverse opinion on the Company’s internal control over financial reporting due to material weaknesses.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

The potential obsolescence is subjective and primarily dependent on the estimates of future demand and market conditions for a particular product. Changes in assumptions of product demand could have a significant impact on the amount of the write-down recorded. The valuation of inventory requires management to make significant assumptions and subjective judgments about the future salability of the inventory and the value of obsolete and unmarketable inventory. These assumptions include the assessment of market conditions and trends, sales forecasts, historic usage, expected demand, anticipated sales price, new product development schedules, product obsolescence, customer design activity, and product merchantability.

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

The primary procedures we performed to address this critical audit matter included:
•Evaluating management’s process used in developing the estimate by:
◦Evaluating the methodology used.
◦Evaluating the reasonableness of the significant assumptions used, including but not limited to -
▪Performing inquiries with non-financial personnel regarding slow-moving, obsolete, or discontinued inventory items; and
▪Examining purchase orders or other audit evidence of future demand.
◦Testing the completeness, accuracy, and relevance of the underlying data used.
◦Testing the mathematical accuracy of management’s calculations.
•Evaluating audit evidence from transactions occurring after year-end.

/s/ Moss Adams LLP
Los Angeles, CA
March, 6, 2024, except for the effect of the material weaknesses described in the second paragraph of the Opinion on the Financial Statements above, as to which the date is July 23, 2024.

We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Navitas Semiconductor Corporation

Opinion on Internal Control over Financial Reporting

We have audited Navitas Semiconductor Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

In our report dated March 6, 2024, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria. Management has subsequently identified deficiencies in internal controls and has further concluded that such deficiencies represented material weaknesses as of December 31, 2023; these material weaknesses are described within management’s Item 9A. As a result, management has revised its assessment, as presented in the accompanying Management's Annual Report on Internal Control over Financial Reporting, to conclude that the Company's internal control over financial reporting was not effective as of December 31, 2023. Accordingly, our present opinion on the effectiveness of Navitas Semiconductor Corporation's internal control over financial reporting as of December 31, 2023, as expressed herein, is different from that expressed in our previous report.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of Navitas Semiconductor Corporation as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 6, 2024, except for the effect of the material weaknesses described below, as to which the date is July 23, 2024, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified:

•The Company did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, and monitoring activities components, relating to: (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives across the entity, (ii) sufficiency of competent personnel with appropriate levels of knowledge, experience, and training in accounting for complex and non-routine transactions, and internal control matters to perform assigned responsibilities and have appropriate accountability for the design and operation of internal control over financial reporting; (iii) performing control activities in accordance with established policies in a timely manner, and (iv) performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning.

The entity level material weaknesses contributed to other material weaknesses within the Company’s system of internal control over financial reporting as follows:

•The Company did not design and implement effective controls, such that, personnel within the Company have incompatible duties which allow for the creation, review and processing of journal entries without independent review and authorization, which affects substantially all financial statement account balances and disclosures.
•The Company did not design and implement effective controls over the accounting for share-based payments, including the long-term incentive plan awards and earnout liability.
•The Company did not design and implement effective controls over the accounting for its license and release agreement.
•The Company did not design and implement effective controls over the inputs and assumptions used in the valuation of the earnout liability and information utilized to classify awards as either equity or liability.
•The Company did not maintain effective controls over its determination of reportable segments for purposes of segment reporting and reporting units for purposes of goodwill.

We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2023, and our opinion on such consolidated financial statements was not affected.

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

/s/ Moss Adams LLP

Los Angeles, California
March 6, 2024, except for the effect of the material weaknesses described in the second paragraph above, as to which the date is July 23, 2024.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2023. We first filed our annual report on Form 10-K for the year ended December 31, 2023, before the determination of the material weaknesses described below. (We refer to our initial Form 10-K filing on March 6, 2024, as the “Original Filing”.) In the Original Filing, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were operating effectively. However, after the determination of the material weaknesses described below, our CEO and CFO concluded that our disclosure controls and procedures were not effective, as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control-Integrated Framework (2013), or the COSO Report. In Management’s Report on Internal Control Over Financial Reporting included in our Original Filing, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2023. Following the Public Company Accounting Oversight Board's inspection of Moss Adams LLP’s audit of our December 31, 2023 financial statements and internal controls over financial reporting, management conducted a reassessment and subsequently concluded that the material weaknesses described below existed as of December 31, 2023, and also concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified:

•The Company did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, and monitoring activities components, relating to: (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives across the entity, (ii) sufficiency of competent personnel with appropriate levels of knowledge, experience, and training in accounting for complex and non-routine transactions, and internal control matters to perform assigned responsibilities and have appropriate accountability for the design and operation of internal control over financial reporting; (iii) performing control activities in accordance with established policies in a timely manner, and (iv) performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning.

The entity level material weaknesses contributed to other material weaknesses within the Company’s system of internal control over financial reporting as follows:

•The Company did not design and implement effective controls, such that, personnel within the Company have incompatible duties which allow for the creation, review and processing of journal entries without independent review and authorization, which affects substantially all financial statement account balances and disclosures.
•The Company did not design and implement effective controls over the accounting for share-based payments, including the long-term incentive plan awards and earnout liability.
•The Company did not design and implement effective controls over the accounting for its license and release agreement.
•The Company did not design and implement effective controls over the inputs and assumptions used in the valuation of the earnout liability and information utilized to classify awards as either equity or liability.
•The Company did not maintain effective controls over its determination of reportable segments for purposes of segment reporting and reporting units for purposes of goodwill.

Our independent registered public accounting firm, Moss Adams LLP, has issued a revised attestation report on our internal control over financial reporting. This report appears on page F-4.

Remediation Plan

We have immediately commenced developing a plan to enhance the design and operating effectiveness of our internal controls over financial reporting, including maintaining sufficient contemporaneous documentation of management review controls over accounting for share-based payments, including the long-term incentive plan awards, earnout liability, as well as the accounting for the Company’s license and release agreement, which we believe will address the material weakness described above. At least on an annual basis or as warranted due to organizational changes, we will perform a segment/reporting unit analysis. We expect our remediation will be complete prior to the end of the fourth quarter of fiscal 2024.

We have hired a Director of Information Technology at the end of 2023 to, among other responsibilities, segregate financial accounting systems access and system changes between IT and accounting department. The Company will continue to review and modify system access for accounting personnel to ensure proper segregation of duties around manual journal entries.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement and Plan of Reorganization, dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Live Oak Merger Sub Inc. and Navitas Semiconductor Limited, including as domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC (“Legacy Navitas”)	S-4	333-256880	2.1	6/8/2021

2.2	Agreement and Plan of Merger, dated as of August 15, 2022, by and among Navitas Semiconductor Corporation, Gemini Acquisition LLC, GeneSiC Semiconductor Inc., Ranbir Singh and The Ranbir Singh Irrevocable Trust dated February 4, 2022	10-Q	001-39755	2.1	11/14/2022

3.1	Second Amended and Restated Certificate of Incorporation of Navitas Semiconductor Corporation	8-K	001-39755	3.1	10/25/2021

3.2	Amended and Restated Bylaws of Navitas Semiconductor Corporation	8-K	001-39755	3.2	10/25/2021

4.1*	Description of Registrant’s Securities

10.1†	Navitas Semiconductor Corporation 2021 Equity Incentive Plan	8-K/A	001-39755	10.5	11/15/2021

10.2†	Form of Restricted Stock Unit Agreement	8-K	001-39755	10.6	10/25/2021

10.3†	Form of Stock Option Agreement	8-K	001-39755	10.7	10/25/2021

10.4†	Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan	S-4/A	333-256880	10.16	8/23/2021

10.5	Warrant Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39755	4.1	12/8/2020

10.6	Private Placement Warrants Purchase Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.4	12/8/2020

10.7	Registration Rights Agreement, dated December 2, 2020, among Live Oak Acquisition Corp. II, Live Oak Sponsor Partners II, LLC and certain other security holders named therein	8-K	001-39755	10.3	12/8/2020

10.8†	Form of Indemnification Agreement	8-K	001-39755	10.4	10/25/2021

10.9	Lock-Up Agreement (Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.2	5/7/2021

10.10	Lock-Up Agreement (VPs), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.3	5/7/2021

10.11	Lock-Up Agreement (Non-Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.4	5/7/2021

10.12	Letter Agreement, dated December 2, 2020, among Live Oak Acquisition Corp. II, its officers and directors and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.1	12/8/2020

10.13	Sponsor Letter Agreement, dated May 6, 2021, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	5/7/2021

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
10.14	Amendment to Letter Agreement, dated May 6, 2021. among Live Oak Acquisition Corp. II, its officers and directors and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	5/7/2021

10.15†	Employment Agreement of Gene Sheridan, dated as of May 6, 2021	S-4/A	333-256880	10.14	8/23/2021

10.16†	Employment Agreement of Daniel Kinzer, dated as of May 6, 2021	S-4/A	333-256880	10.15	8/23/2021

10.17†	Employment Agreement of Todd Glickman, dated as of May 6, 2021	8-K	001-39755	10.2	10/25/2021

10.18	Sponsor Letter Agreement, dated October 6, 2021, among Live Oak Sponsor Partners II, LLC, Live Oak Acquisition Corp. II and Navitas Semiconductor Limited	8-K	001-39755	10.3	10/7/2021

10.19†	Stock Repurchase Agreement, dated March 4, 2022, between Todd Glickman and Navitas Semiconductor Corporation	10-Q	001-39755	10.5	5/16/2022

10.20†	Employment Offer Letter, dated May 17, 2022, between Ron Shelton and Navitas Semiconductor Corporation	10-Q	001-39755	10.1	8/15/2022

10.21†	Registration Rights Agreement, dated August 15, 2022, among Navitas Semiconductor Corporation, Ranbir Singh and The Ranbir Singh Irrevocable Trust dated February 4, 2022	10-Q	001-39755	10.1	11/14/2022

10.22†	Employment Offer Letter, dated August 15, 2022, among Navitas Semiconductor Corporation, Navitas Semiconductor USA, Inc. and Ranbir Singh	10-K/A	001-39755	10.31	4/14/2023

10.23†*	Navitas Semiconductor 2022 Employee Stock Purchase Plan

10.24†	Navitas Semiconductor Executive Severance Plan	8-K	001-39755	10.1	1/3/2024

10.25†*	Employment Offer Letter, dated December 1, 2023, between Navitas Semiconductor USA, Inc. and Janet Chou

10.26†*	Letter Agreement, dated January 9, 2024, among Navitas Semiconductor USA, Inc., Navitas Semiconductor Corporation and Ron Shelton

19.1*	Insider Trading Policy

19.2*	Equity Grant Policy and Procedures
21.1*	List of Subsidiaries

23.1+	Consent of Moss Adams LLP

23.2+	Consent of Deloitte & Touche LLP

24.1*	Power of Attorney

31.1+	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2+	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1++	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350

97.1*	Navitas Semiconductor Dodd-Frank Clawback Policy

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________________________

†    Management contract or compensatory arrangement.
*    Included in the original filing of our annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 6, 2024.
+    Filed herewith.
++    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Name:	Gene Sheridan
Title:	President and Chief Executive Officer

Date:	July 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene Sheridan Gene Sheridan	President, Chief Executive Officer and Director (principal executive officer)	July 23, 2024
/s/ Janet Chou Janet Chou	Chief Financial Officer and Treasurer (principal financial and accounting officer)	July 23, 2024

* Daniel Kinzer	Chief Operating Officer, Chief Technology Officer and Director	July 23, 2024
* Richard J. Hendrix	Director	July 23, 2024
* Brian Long	Director	July 23, 2024
* David Moxam	Director	July 23, 2024
* Dipender Saluja	Director	July 23, 2024
* Gary K. Wunderlich, Jr.	Director	July 23, 2024

*By: /s/ Paul D. Delva Paul D. Delva, as attorney-in-fact