Form 10-Q
period 2024-06-30
Navitas Semiconductor Corp
filed 2024-08-05
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,457,686 shares of Class A Common Stock were outstanding at August 2, 2024.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,995	$152,839
Accounts receivable, net	22,679	25,858
Inventories	25,159	22,234
Prepaid expenses and other current assets	4,747	6,178
Total current assets	164,580	207,109
PROPERTY AND EQUIPMENT, net	13,259	9,154
OPERATING LEASE RIGHT OF USE ASSETS	7,820	8,268
INTANGIBLE ASSETS, net	81,563	91,099
GOODWILL	163,215	163,215
OTHER ASSETS	8,613	6,701
Total assets	$439,050	$485,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$13,113	$24,740
Accrued compensation expenses	7,749	10,902
Operating lease liabilities, current	1,886	1,892
Customer deposit and deferred revenue	6,204	10,953
Total current liabilities	28,952	48,487
OPERATING LEASE LIABILITIES NONCURRENT	6,286	6,653
EARNOUT LIABILITY	13,103	46,852
DEFERRED TAX LIABILITIES	1,040	1,040
ACCRUED ROYALTIES NONCURRENT	1,569	1,897
Total liabilities	50,950	104,929
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 750,000,000 shares authorized as of June 30, 2024 and December 31, 2023, and 183,502,186 and 179,196,418 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	21	21
Additional paid-in capital	714,282	680,790
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(326,196)	(300,187)
Total stockholders’ equity	388,100	380,617
Total liabilities and stockholders’ equity	$439,050	$485,546
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
NET REVENUES	$20,468	$18,062	$43,643	$31,420
COST OF REVENUES (exclusive of amortization of intangible assets included below)	12,478	10,572	26,138	18,445
OPERATING EXPENSES:
Research and development	18,971	16,791	39,200	34,186
Selling, general and administrative	15,382	13,151	31,469	32,209
Amortization of intangible assets	4,774	4,773	9,548	9,272
Total operating expenses	39,127	34,715	80,217	75,667
LOSS FROM OPERATIONS	(31,137)	(27,225)	(62,712)	(62,692)
OTHER INCOME (EXPENSE), net:
Interest income (expense), net	(72)	347	(70)	1,250
Dividend income	1,361	459	3,041	459
Gain (loss) from change in fair value of earnout liabilities	7,550	(32,224)	33,749	(59,976)
Other income	31	20	114	31
Total other income (expense), net	8,870	(31,398)	36,834	(58,236)
LOSS BEFORE INCOME TAXES	(22,267)	(58,623)	(25,878)	(120,928)
INCOME TAX PROVISION (BENEFIT)	61	(96)	131	(35)
NET LOSS	(22,328)	(58,527)	(26,009)	(120,893)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(518)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(22,328)	$(58,527)	$(26,009)	$(120,375)

NET LOSS PER COMMON SHARE:
Basic net loss per share attributable to common stockholders	$(0.12)	$(0.35)	$(0.14)	$(0.75)
Diluted net loss per share attributable to common stockholders	$(0.12)	$(0.35)	$(0.14)	$(0.75)

WEIGHTED AVERAGE COMMON SHARES USED IN NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic common shares	183,127	165,606	181,493	161,086
Diluted common shares	183,127	165,606	181,493	161,086
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
NET LOSS	$(22,328)	$(58,527)	$(26,009)	$(120,893)
Other comprehensive income	—	—	—	—
COMPREHENSIVE LOSS	(22,328)	(58,527)	(26,009)	(120,893)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	—	(518)
TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(22,328)	$(58,527)	$(26,009)	$(120,375)
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Stockholders' Equity (Deficit)
SIX MONTHS ENDED JUNE 30, 2024	Common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Noncontrolling interest	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	179,196	$21	$680,790	$(300,187)	$(7)	$—	$380,617
Issuance of common stock under employee stock option and stock award plans	3,801	—	10,734	—	—	—	10,734
Stock-based compensation expense related to employee and non-employee stock awards	—	—	10,247	—	—	—	10,247
Net loss	—	—	—	(3,681)	—	—	(3,681)
BALANCE AT MARCH 31, 2024	182,997	$21	$701,771	$(303,868)	$(7)	$—	$397,917
Issuance of common stock under employee stock option and stock award plans	505	—	1,123	—	—	—	1,123
Stock-based compensation expense related to employee and non-employee stock awards	—	—	11,388	—	—	—	11,388
Net loss	—	—	—	(22,328)	—	—	(22,328)
BALANCE AT JUNE 30, 2024	183,502	$21	$714,282	$(326,196)	$(7)	$—	$388,100

	Stockholders' Equity (Deficit)
SIX MONTHS ENDED JUNE 30, 2023	Common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Noncontrolling interest	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	153,629	$18	$535,875	$(154,754)	$(7)	$3,628	$384,760
Issuance of common stock under employee stock option and stock award plans	3,082	—	2,925	—	—	—	2,925
Stock-based compensation expense related to employee and non-employee stock awards	—	—	14,884	—	—	—	14,884
Shares issued in connection with buyout agreement	4,232	—	7,509	—	—	(3,110)	4,399
Net loss	—	—	—	(61,847)	—	(518)	(62,365)
BALANCE AT MARCH 31, 2023	160,943	$18	$561,193	$(216,601)	$(7)	$—	$344,603
Issuance of common stock under employee stock option and stock award plans	1,207	—	633	—	—	—	$633
Shares issued in May 2023 public offering, including underwriter's exercise of option to purchase shares, net of issuance costs	11,500	1	86,458	—	—	—	$86,459
Stock-based compensation expense related to employee and non-employee stock awards	—	—	10,246	—	—	—	$10,246
Net loss	—	—	—	(58,527)	—	—	(58,527)
BALANCE AT JUNE 30, 2023	173,650	$19	$658,530	$(275,128)	$(7)	$—	$383,414

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,009)	$(120,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,449	981
Amortization of intangible assets	9,548	9,272
Non-cash lease expense	1,178	512
Stock-based compensation expense	26,639	29,731
Amortization of debt discount and issuance costs	—	85
(Gain) loss from change in fair value of earnout liability	(33,749)	59,976
Deferred income taxes	—	5
Change in operating assets and liabilities:
Accounts receivable	3,179	(6,026)
Inventories	(2,925)	166
Prepaid expenses and other current assets	1,431	(668)
Other assets	576	(1,644)
Accounts payable, accrued compensation and other accrued expenses	(10,373)	11,832
Operating lease liability	(1,103)	(527)
Customer deposit and deferred revenue	(4,749)	—
Net cash used in operating activities	(34,908)	(17,198)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment purchases	(2,500)	(1,000)
Purchases of property and equipment	(5,639)	(1,704)
Net cash used in investing activities	(8,139)	(2,704)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection stock option exercises	415	854
Proceeds from issuance of common stock in May 2023 public offering	—	86,941
Payment of May 2023 public offering costs	—	(482)
Proceeds from employee stock purchase plan	1,788	—
Net cash provided by financing activities	2,203	87,313
NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,844)	67,411
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	152,839	110,337
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$111,995	$177,748

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$116	$—
Cash paid for interest	$—	$10
Shares issued in connection with buyout agreement	$—	$22,400
Capital expenditures in accounts payable	$414	$180

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

Investment in Third Party
On January 3, 2024, the Company made an additional investment of $2.5 million in preferred interests in a third party. The Company’s new ownership percentage increased to 15.48%. The investment is $5.0 million and $2.5 million as of June 30, 2024 and December 31, 2023, respectively. Such investment is included in Other Assets in the Condensed Consolidated Balance Sheets and is accounted for as an equity investment under ASC 321 Investments - Equity Securities. In accordance with ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any.

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are in the opinion of management, necessary for a fair presentation of such condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of results to be expected for the full year ending December 31, 2024. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K/A filed for the fiscal year ended December 31, 2023, filed with the SEC on July 23, 2024. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Form 10-K filed with the SEC on March 6, 2024.
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
2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Valuation of Contingent Consideration Resulting from a Business Combination
In connection with certain acquisitions, the Company may be required to pay future consideration that is contingent upon the achievement of specified milestone events. The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. Each quarter thereafter, the Company revalues these obligations and record increases or decreases in their fair value within the Company’s Condensed Consolidated Statements of Operations until such time as the specified milestone achievement period is complete.
Increases or decreases in fair value of the contingent consideration liabilities can result from updates to assumptions such as the expected timing or probability of achieving the specified milestones. Significant judgment is employed in determining these assumptions as of the acquisition date and for each subsequent period. Updates to assumptions could have a significant impact on the Company’s results of operations in any given period. Actual results may differ from estimates.

Reclassifications
Certain items in the prior period’s condensed consolidated balance sheets and condensed consolidated statements of operations have been reclassified to conform to the presentation for the three and six months ended June 30, 2024. Dividend income was previously included within interest income (expense), net. Additionally, for the prior period, the Company reclassed $0.9 million from inventories to prepaids and other current assets related to the sales returns inventory. Lastly, the Company reclassed $1.4 million from prepaids and other current assets to other assets and $1.9 million from accounts payable and other accrued expenses to its own line for accrued royalties related to an indemnity asset and royalty liability, respectively. There was no impact to net loss and retained earnings as a result of the reclassifications.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, titled Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments address investor requests for enhanced transparency regarding income tax information. Specifically, they improve income tax disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 becomes effective for fiscal years beginning after December 15, 2024, with early adoption permitted. While the Company is currently assessing the impact of this standard, anticipate it will result in disclosure changes only.
This Form 10-Q does not include any other newly implemented accounting standards or pronouncements beyond those detailed above. Such exclusions were made because they either do not apply to the Company or are not anticipated to materially impact the condensed consolidated financial statements.
3. INVENTORIES
Inventories consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$4,920	$7,743
Work-in-process	15,370	10,863
Finished goods	4,869	3,628
Total	$25,159	$22,234
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Furniture and fixtures	$449	$244
Computers and other equipment	13,037	10,339
Leasehold improvements	4,060	2,360
Construction in Progress	2,086	1,114
	19,632	14,057
Accumulated depreciation	(6,373)	(4,903)
Total	$13,259	$9,154
The depreciation expense was $0.7 million and $1.4 million for the three and six months ended June 30, 2024 and $0.5 million and $1.0 million for three and six months ended June 30, 2023, respectively, and was determined using the straight-line method over the following estimated useful lives:

Furniture and fixtures	3 — 7 years
Computers and other equipment	2 — 5 years
Leasehold improvements	2 — 6 years

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The short-term nature of the Company’s cash and cash equivalents, accounts receivable and current liabilities causes each of their carrying values to approximate fair value for all periods presented. Cash equivalents classified as Level 1 instruments were $96.3 million as of June 30, 2024 and $139.0 million for December 31, 2023.

The following table presents the Company’s fair value hierarchy for financial liabilities as of June 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$13,103	$13,103

Total	$—	$—	$13,103	$13,103
The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$46,852	$46,852

Total	$—	$—	$46,852	$46,852
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
Balance at December 31, 2023	$46,852
Fair value adjustment	(33,749)
Balance at June 30, 2024	$13,103
The Company did not transfer any investments between Level 1 and Level 2 of the fair value hierarchy during the three months ended June 30, 2024.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The following table presents the Company’s intangible asset balance by asset class as of June 30, 2024 (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(844)	$56	Straight line	2 years
Developed Technology	53,500	(24,391)	29,109	Straight line	4-10 years
In-process R&D	1,177	—	1,177	Indefinite	N/A
Patents	34,900	(4,604)	30,296	Straight line	5-15 years
Customer Relationships	24,300	(4,556)	19,744	Straight line	10 years
Non-Competition Agreements	1,900	(719)	1,181	Straight line	5 years
Other	658	(658)	—	Straight line	5 years
Total	$117,335	$(35,772)	$81,563

The following table presents the changes in the Company’s intangible asset balance (in thousands):

Intangible Assets, net
Balance at Balance at December 31, 2023	$91,099
Other adjustments	12
Amortization expense	(9,548)
Balance at June 30, 2024	$81,563
The amortization expense was $4.8 million and $9.5 million for the three and six months ended June 30, 2024, and $4.8 million and $9.3 million for the three and six months ended June 30, 2023, respectively.

Total future amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending December 31,	Total
2024 (remainder of fiscal 2024)	$9,372
2025	18,645
2026	14,042
2027	5,336
2028	4,690
Thereafter	28,301
Total	$80,386
There were no impairment charges during the three and six months ended June 30, 2024 and 2023.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. LEASES:
The Company has entered into operating leases primarily for commercial buildings. These leases have remaining terms which range from 0.3 to 5.3 years. As of June 30, 2024, no operating lease agreements contain economic penalties for the Company to extend the lease, and it is not reasonably certain the Company will exercise these extension options. Additionally, these operating lease agreements do not contain material residual value guarantees or material restrictive covenants. As of June 30, 2024, all leases recorded on the Company’s consolidated balance sheets were operating leases.
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
Rent expense, including short-term lease cost, was $0.6 million and $1.4 million for the three and six months ended June 30, 2024, respectively. Rent expense, including short-term lease cost, was $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively. In addition to rent payments, the Company’s leases include real estate taxes, common area maintenance, utilities, and management fees, which are not fixed. The Company accounts for these costs as variable payments and does not include such costs as a lease component. Total variable expense was $0.1 million and $0.2 million for three and six months ended June 30, 2024 and not material for the three and six months ended June 30, 2023.
Information related to the Company right-of-use assets and related operating lease liabilities were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for operating lease liabilities	$1,122	$933
Operating lease cost	$1,178	$930
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	$530	$560
Weighted-average remaining lease term in years	4.42	4.83
Weight-average discount rate	3.45% - 9.25%	4.25% - 8.25%

Maturities of lease liabilities are as follows (in thousands):
Remainder of fiscal year 2024	$1,109
Fiscal year 2025	2,063
Fiscal year 2026	1,960
Fiscal year 2027	1,841
Fiscal year 2028	1,687
Thereafter	436
9,096
Less imputed interest	924
Total lease liabilities	$8,172

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of Common Stock; plus (b) up to 15,802,050 shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. As of June 30, 2024 the Company has issued 9,750,000 non-statutory stock options under the 2021 Plan.

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes the stock-based compensation expense recognized for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$249	$—	$249	$—
Research and development	6,438	6,947	13,808	14,124
Selling, general and administrative	6,404	5,624	12,582	15,607
Total stock-based compensation expense	$13,091	$12,571	$26,639	$29,731

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
The fair value of incentive stock options and non-statutory stock options issued was estimated using the Black-Scholes model. The Company did not grant any stock option awards during the three and six months ended June 30, 2024 or 2023.
A summary of stock options outstanding, excluding LTIP Options as of June 30, 2024, and activity during the three months then ended, is presented below:

Stock Options	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)
Outstanding at December 31, 2023	2,657	$0.72	5.72
Exercised	(423)	0.55	—
Forfeited or expired	(14)	1.06	—
Outstanding at March 31, 2024	2,220	$0.76	5.55
Exercised	(192)	0.93	—
Outstanding at June 30, 2024	2,028	$0.74	5.33
Vested and Exercisable at June 30, 2024	1,953	$0.73	5.29
During the three and six months ended June 30, 2024, the Company recognized $0.0 million and $0.1 million of stock-based compensation expense for the vesting of outstanding stock options, excluding $1.0 million and $2.9 million, respectively, related to the LTIP Options described below. During the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.2 million of stock-based compensation expense for the vesting of outstanding stock options, excluding $1.9 million and $4.3 million related to the LTIP Options. At June 30, 2024, unrecognized compensation cost related to unvested options was immaterial. The weighted-average period over which this remaining compensation cost will be recognized is 0.3 years.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-term Incentive Plan Stock Options
The Company awarded a total of 6,500,000 LTIP Options (“2021 LTIP Options”) to certain members of senior management on December 29, 2021 pursuant to the 2021 Plan. These non-statutory options are intended to be the only equity incentive awards for the recipients over the duration of the performance period. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven-year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $9.14 based on the Black-Scholes model and a Monte Carlo simulation incorporating 500,000 scenarios. The weighted average contractual period remaining is 7.6 years. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2023. The valuation model utilized the following assumptions:

Risk-free interest rates	1.47%
Expected volatility rates	67.33%
Expected dividend yield	—
Cost of equity (for derived service period)	11.77%
Weighted-average grant date fair value of options	$9.14

In connection with the “2021 LTIP Options”, the Company recognized $0.8 million and $2.4 million of stock-based compensation expense for the three and six months ended June 30, 2024, respectively. The Company recognized $1.6 million and $3.7 million of stock-based compensation expense for three and six months ended June 30, 2023, respectively. The unrecognized compensation expense related to these LTIP Options is $3.8 million as of June 30, 2024, and compensation expense will be recognized over 3.0 years. On a quarterly basis, after evaluating the 2021 LTIP Options based on the probability of achieving certain market and performance conditions, the Company may true up the 2021 LTIP Options expense as needed.
The Company awarded a total of 3,250,000 performance stock options (“2022 LTIP Options”) to a member of senior management on August 15, 2022 pursuant to the 2021 Plan. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $10.00 per share and the average fair value on the grant date was $2.89. The weighted average contractual period remaining is 8.1 years. The Black-Scholes model and a Monte Carlo simulation incorporated 100,000 scenarios. The valuation model utilized the following assumptions:

Risk-free interest rates	2.82%
Expected volatility rates	68.48%
Expected dividend yield	—
Cost of equity (for derived service period)	14.64%
Weighted-average grant date fair value of options	$2.89
In connection with the “2022 LTIP Options”, the Company recognized $0.2 million and $0.5 million of stock-based compensation expense for the three and six months ended June 30, 2024, respectively. The Company recognized $0.3 million and $0.6 million of stock-based compensation expense for three and six months ended June 30, 2023, respectively. The unrecognized compensation expense related to the LTIP Options is $1.3 million as of June 30, 2024, and compensation expense will be recognized over 3.0 years. On a quarterly basis, after evaluating the 2022 LTIP Options based on the probability of achieving certain market and performance conditions, the Company may true up the 2022 LTIP Options expense as needed.

Restricted Stock Units
The Company regularly grants RSUs to employees as a component of their compensation. A summary of RSUs outstanding as of June 30, 2024, and activity during the six months then ended, is presented below:

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restricted Stock Unit Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	12,872	$6.70
Granted	4,346	5.66
Vested	(2,985)	6.43
Forfeited	(27)	6.04
Outstanding at March 31, 2024	14,206	$6.43
Granted	557	4.27
Vested	(314)	7.80
Forfeited	(179)	4.45
Outstanding at June 30, 2024	14,270	$6.37

During the three and six months ended June 30, 2024, the Company recognized $9.7 million and $17.9 million of stock-based compensation expense for the vesting of RSUs, respectively. During three and six months ended June 30, 2023, the Company recognized $8.1 million and $15.4 million of stock-based compensation expense for the vesting of RSUs, respectively. As of June 30, 2024, unrecognized compensation cost related to unvested RSU awards totaled $71.5 million. The weighted-average period over which this remaining compensation cost is expected be recognized is 2.3 years.
The Company’s annual bonus plan of $4.2 million and related to fiscal year 2024 (included in accrued compensation expense liability on the condensed consolidated balance sheets), will be issued with a variable number of fully-vested restricted stock units to its employees and is expected to be settled in the first quarter of 2025. Based on the closing share price of the Company’s Class A Common Stock of $3.93 on June 28, 2024, approximately 1,063,276 shares would be issued, however the actual number of shares will be based on the share price at the date of settlement.

2022 Employee Stock Purchase Plan
In August 2022, the Company’s board of directors adopted the Company’s 2022 Employee Stock Purchase Plan (the “2022 ESPP”), subject to stockholder approval. The 2022 ESPP was approved by stockholders at the Company’s annual stockholders’ meeting held November 10, 2022. The Company authorized the issuance of 3,000,000 shares of common stock under the 2022 ESPP.
Under the 2022 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of offering or 85% of the fair value at the time of purchase, generally over a six-month period. The first offering period under the 2022 ESPP commenced in February 2023 and the second offering in September 2023. For the three and six months ended June 30, 2024, employees who elected to participate in the ESPP purchased 393,139 shares of common stock under the 2022 ESPP, resulting in cash proceeds to the Company of $1.8 million. The purchase price was $4.55, which was 15% of the fair market value in March 2024. As of June 30, 2024, the Company had 2,348,898 remaining authorized shares available for purchase. During the three and six months ended June 30, 2024, the Company recognized $0.3 million and $1.1 million of stock-based compensation expense for the 2022 ESPP, respectively. During the three and six months ended June 30, 2023, the Company recognized $0.5 million and $0.5 million of stock-based compensation expense for the 2022 ESPP, respectively.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1.9 million in cash and stock. Among shares issued in the transaction, the Company issued approximately 113,000 restricted shares that are subject to time based vesting and issued approximately 151,000 restricted shares that are subject to time and performance based vesting over the four and three years, respectively, following the date of issue. These restricted shares are subject to certain individuals maintaining employment with the Company and, therefore, are accounted for under ASC 718. The Company recognized $0.2 million and $0.3 million of stock-based compensation expense related to the vesting of these shares during three and six months ended June 30, 2024, respectively. The Company recognized $0.1 million and $0.6 million of stock-based compensation expense related to the vesting of these shares during the three and six months ended June 30, 2023, respectively.
Unvested Earnout Shares
A portion of the earnout shares (discussed in Note 9 below) may be issued to individuals with unvested equity awards. While the payout of these shares requires achievement of share price targets based on the volume weighted average price of the Company’s common stock, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million or $11.52 per share. The Company recognized $0.1 million and $0.1 million of stock-based compensation expense related to the vesting of these shares during three and six months ended June 30, 2024, respectively. The Company recognized $0.0 million and $0.3 million of stock-based compensation expense related to the vesting of these shares during the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and there was no remaining compensation cost related to unvested earnout shares, except for forfeitures. Refer to Note 9, Earnout Liability.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.65%	4.05%
Equity volatility rate	80.00%	70.00%

As of June 30, 2024 and December 31, 2023, the earnout liability had a fair value of $13.1 million and $46.9 million, respectively, which resulted in a gain in the fair value of the earnout liability of $7.6 million and $33.7 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2023, the earnout liability had a fair value of $73.0 million, which resulted in a loss in the fair value of the earnout liability of $32.6 million and $60.0 million for the three and six months ended June 30, 2023, respectively.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
A majority of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers.
The following customers represented 10% or more of the Company’s net revenues for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2024	2023	2024	2023
Distributor A	55%	14%	63%	*

*Total customer net revenues were less than 10% of total net revenues.

Revenues by Geographic Area
The Company considers the domicile of its end customers, rather than the distributors it sells to directly, to be the basis for attributing revenues from external customers to individual countries. Revenues for the three and six months ended June 30, 2024 and 2023 were attributable to end customers in the following countries or regions:

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2024	2023	2024	2023
China	66%	50%	70%	53%
Europe*	8	31	9	30
United States	14	9	11	10
Asia excluding China	12	10	10	7
Total	100%	100%	100%	100%

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
The following customers represented 10% or more of the Company’s accounts receivable.

Customer	June 30, 2024	December 31, 2023
Distributor A	73%	77%
The Company has a customer deposit from a primary customer of $6.1 million and $11.0 million, as of June 30, 2024 and December 31, 2023, respectively, and the Company intends to apply a portion of the customer deposit to outstanding accounts receivable from time-to-time.

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
The Company entered into an agreement to purchase raw materials from a supplier from September 29, 2022 through December 31, 2025, and accordingly made a $2.0 million deposit to be received as invoice credits toward future purchases. The Company is not obligated to purchase from this supplier, however, if the Company does not meet minimum purchase requirements during the term, the Company may forfeit all or a portion of its $2.0 million deposit.

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

	Three Months Ended June 30,		Six months ended June 30, 2024
	2024	2023	2024	2023
Weighted-average common shares - basic common stock	183,127	165,606	181,493	161,086
Stock options and other dilutive awards	—	—	—	—
Weighted-average common shares - diluted common stock	183,127	165,606	181,493	161,086

Shares excluded from diluted weighted-average shares: ¹
Dilutive shares excluded ²	4,334	10,803	5,163	10,245
Earnout shares (potentially issuable common shares)	10,000	10,000	10,000	10,000
Unvested restricted stock units and restricted stock awards	50	376	50	376
Stock options potentially exercisable for common shares	8,775	9,750	8,775	9,750
Shares excluded from diluted weighted average shares	23,159	30,929	23,988	30,371
¹ The Company’s potentially dilutive securities, which include unexercised stock options, unvested shares, and earnout shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for both the three and six months ended June 30, 2024 and 2023.
² The Company exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive.

12. PROVISION FOR INCOME TAXES

The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during the quarter. The Company’s effective tax rate for the three and six months ended June 30, 2024 was (0.27)% and (0.5)%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2023 was 0.2% and 0.0%, respectively. The effective tax rate for 2024 differs from the prior year primarily due to tax expense in foreign as a result of tax expense in foreign jurisdictions not impacted by valuation allowance. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative adjustment is recorded in that quarter. The Company's quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including the Company’s ability to accurately predict the proportion of the Company’s loss before provision for income taxes in multiple jurisdictions, the tax effects of the Company’s stock-based compensation, and the effects of its foreign entities.

The Company had no unrecognized tax benefits for the three and six months ended June 30, 2024 and 2023. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the three and six months ended June 30, 2024 and 2023.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
13. COMMITMENTS and CONTINGENCIES

Purchase Obligations
At June 30, 2024, the Company had no non-cancelable contractual arrangements that were due beyond one year besides lease obligations.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2024. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Related Party Leases
The Company leases certain property from the family member of a senior executive of the Company, which expired in March 2024, and is now a month-to-month lease. During the three and six months ended June 30, 2024, the Company paid an immaterial amount in rental payments in relation to this lease. These payments were made at standard market rates in the ordinary course of business. There was no rent obligation as of June 30, 2024.
The Company leases certain property from an entity that it is owned by an executive of the Company, which expired in September 2023, and was on a month-to-month lease through May 2024, and then was terminated. During the three and six months ended June 30, 2023, the Company paid an immaterial amount in rental payments in relation to this lease. These payments were made at standard market rates in the ordinary course of business.

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

16. SUBSEQUENT EVENTS
The Company evaluated material subsequent events from the consolidated balance sheet date of June 30, 2024, through August 5, 2024, the date the condensed consolidated financial statements were issued. There were no material subsequent events as of August 5, 2024, except as discussed below.
On July 31, 2024, the Company entered into a letter agreement with an executive of the Company in which the executive transitioned from Executive Vice President, GeneSiC Business to Executive Vice President, Corporate Development. This transition did not change the terms of the executive’s LTIP or RSU compensation. See Item 5. Other Information, Departure of Directors or Certain Officers; Compensatory Arrangements of Certain Officers, included in this Form 10-Q for more information. In connection with the Company’s acquisition of GeneSiC in August 2022, the Company recorded non-competition agreements with a fair value of $1.9 million and a useful life of five years in connection with this executive, along with other employees. As of June 30, 2024, the non-competition agreements have a net book value of $1.2 million and is included in Intangible Assets, net on the Company’s condensed consolidated balance sheets. There is no change to the net book value of the non-competition agreements as of June 30, 2024, and the Company is evaluating the impact of the letter agreement on the non-competition agreements recorded intangible assets after the Q2 2024 Form 10-Q consolidated balance sheet date.

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
A core strength of our business lies in our industry leading IP position. In addition to our comprehensive patent portfolio, our biggest proprietary advantage is our process design kit (PDK), the ‘how-to’ guide for Navitas designers to create new GaN based devices and circuits. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, EV, enterprise, and renewables. We evaluate various complementary technologies and look to improve our PDK, in order to keep introducing newer generations of GaN technology. In the three and six months ended June 30, 2024, we spent approximately 93% and 90%, respectively, of our revenue on research and development. In the three and six months ended June 30, 2023, we spent approximately 93% and 109%, respectively, of our revenue on research and development. Navitas’ research and development activities are located primarily in the US and China.

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
Interest Income (Expense), net
Interest income (expense), net primarily consists of interest earned from our cash on hand.

Income Taxes
Legacy Navitas is a dual domesticated corporation for Ireland and U.S. federal income tax purposes. Refer to Note 12, Provision for Income Taxes, in our accompanying condensed consolidated financial statements elsewhere in this quarterly report.
Results of Operations
The tables and discussion below present our results for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Change $	Change %
	2024	2023
Net revenues	$20,468	$18,062	$2,406	13%
Cost of revenues (exclusive of amortization of intangible assets included below)	12,478	10,572	1,906	18%
Operating expenses:
Research and development	18,971	16,791	2,180	13%
Selling, general and administrative	15,382	13,151	2,231	17%
Amortization of intangible assets	4,774	4,773	1	—%
Total operating expenses	39,127	34,715	4,412	13%
Loss from operations	(31,137)	(27,225)	(3,912)	14%
Other income (expense), net:
Interest income (expense), net	(72)	347	(419)	(121)%
Dividend income	1,361	459	902	197%
Gain (loss) from change in fair value of earnout liabilities	7,550	(32,224)	39,774	(123)%
Other income	31	20	11	55%
Total other income (expense), net	8,870	(31,398)	40,268	(128)%
Loss before income taxes	(22,267)	(58,623)	36,356	(62)%
Income tax provision (benefit)	61	(96)	157	(164)%
Net loss	(22,328)	(58,527)	36,199	(62)%
Less: Net loss attributable to noncontrolling interests	—	—	—	—%
Net loss attributable to controlling interests	$(22,328)	$(58,527)	36,199	(62)%

	Six Months Ended June 30,		Change $	Change %
(dollars in thousands)	2024	2023
Net revenues	$43,643	$31,420	$12,223	39%
Cost of revenues (exclusive of amortization of intangible assets included below)	26,138	18,445	7,693	42%
Operating expenses:
Research and development	39,200	34,186	5,014	15%
Selling, general and administrative	31,469	32,209	(740)	(2)%
Amortization of intangible assets	9,548	9,272	276	3%
Total operating expenses	80,217	75,667	4,550	6%
Loss from operations	(62,712)	(62,692)	(20)	—%
Other income (expense), net:
Interest income (expense), net	(70)	1,250	(1,320)	(106)%
Dividend income	3,041	459	2,582	563%
Gain (loss) from change in fair value of earnout liabilities	33,749	(59,976)	93,725	(156)%
Other income	114	31	83	268%
Total other income (expense), net	36,834	(58,236)	95,070	(163)%
Loss before income taxes	(25,878)	(120,928)	95,050	(79)%
Income tax provision (benefit)	131	(35)	166	(474)%
Net loss	(26,009)	(120,893)	94,884	(78)%
Less: Net loss attributable to noncontrolling interests	—	(518)	518	—%
Net loss attributable to controlling interests	$(26,009)	$(120,375)	94,366	(78)%

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Revenue
Revenue for the three months ended June 30, 2024 was $20.5 million compared to $18.1 million for the three months ended June 30, 2023, an increase of $2.4 million, or 13%. Sales have increased due to strong mobile and consumer markets.
Cost of Revenues
Cost of revenues for the three months ended June 30, 2024 was $12.5 million compared to $10.6 million for the three months ended June 30, 2023, an increase of $1.9 million or 18%. The increase was primarily driven by revenue slightly offset by lower gross margin mobile sales.
Research and Development Expense
Research and development expense for the three months ended June 30, 2024 of $19.0 million increased by $2.2 million, or 13%, when compared to the three months ended June 30, 2023. This is primarily driven by an increase in product development by approximately $1.2 million since June 30, 2023 as it relates to EV, enterprise and solar. Additionally, salaries and benefits have increased as we build out our target end markets.
Selling, General and Administrative Expense
Selling, general and administrative expense for the three months ended June 30, 2024 of $15.4 million increased by $2.2 million, or 17%, when compared to the three months ended June 30, 2023, primarily driven by higher stock compensation expense in selling, general and administrative compared to June 2023 by around $0.8 million reflecting increases in personnel. Additionally, salaries and benefits have increased as we build out a worldwide sales force.

Amortization of Intangible Assets
Amortization of intangible assets remained the same as we did not acquire new intangible assets.

Other Income (Expense), net
Net interest (expense) income for the three months ended June 30, 2024 was $(0.1) million compared to $0.3 million net interest income (expense), net for the three months ended June 30, 2023, primarily due to the higher interest rate received on money markets funds in the prior year three months ended June 30, 2023.
Dividend income consists of income earned on our money market treasury funds that are recorded as cash equivalents on our consolidated balance sheet. Increase of $0.9 million is primarily due to a full quarter of dividend income for the three months ended June 30, 2024 compared to only one month of dividend income for the three months ended June 30, 2023.
During the three months ended June 30, 2024, we recognized a $7.6 million gain from the change in fair value of our earn-out liabilities. The increase in the gain of our earn-out liabilities of $39.8 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq, resulting in the decrease in the estimated fair value of the earnout shares from $8.58 as of June 30, 2023 to $1.53 as of June 30, 2024.
Income Tax Provision (Benefit)
Income tax provision for the three months ended June 30, 2024 increased $0.2 million when compared to the income tax benefit of $0.1 million for the three months ended June 30, 2023. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Revenue
Revenue for the six months ended June 30, 2024 was $43.6 million compared to $31.4 million for the six months ended June 30, 2023, an increase of $12.2 million, or 39%. Sales have increased due to strong mobile and consumer markets.
Cost of Revenues
Cost of revenues for the six months ended June 30, 2024 was $26.1 million compared to $18.4 million for the six months ended June 30, 2023, an increase of $7.7 million or 42%. The increase was primarily driven by revenue slightly offset by lower gross margin mobile sales.

Research and Development Expense
Research and development expense for the six months ended June 30, 2024 of $39.2 million increased by $5.0 million, or 15%, when compared to the six months ended June 30, 2023. This is primarily driven by an increase in product development by approximately $2.2 million since June 30, 2023 as it relates to EV, enterprise and solar. Additionally, salaries and benefits have increased as we build out our target end markets.
Selling, General and Administrative Expense
Selling, general and administrative expense for the six months ended June 30, 2024 of $31.5 million decreased by $0.7 million, or 2%, when compared to the six months ended June 30, 2023. Salaries and benefits have increased as we build out a worldwide sales force.

Amortization of Intangible Assets
Amortization of intangible assets remained fairly consistent as we did not acquire new intangible assets.

Other Income (Expense), net
Net interest (expense) income for the six months ended June 30, 2024 was $(0.1) million compared to $1.3 million net interest income (expense) for the six months ended June 30, 2023, primarily due to the higher interest rate received on money markets funds in the prior year.
Increase of $2.6 million in dividend income is primarily due to two quarters of dividend income for the six months ended June 30, 2024 compared to only one month of dividend income for the six months ended June 30, 2023.
During the six months ended June 30, 2024, we recognized a $33.7 million gain from the change in fair value of our earn-out liabilities. The increase in the gain of our earn-out liabilities of $93.7 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq, resulting in the decrease in the estimated fair value of the earnout shares from $8.58 as of June 30, 2023 to $1.53 as of June 30, 2024.
Income Tax Provision (Benefit)
Income tax provision for the six months ended June 30, 2024 increased $0.2 million when compared to the income tax benefit of $0.0 million for the six months ended June 30, 2023. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

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
As of June 30, 2024, we had cash and cash equivalents of $112.0 million. We currently expect to fund our cash requirements through the use of cash on hand. We believe that our current levels of cash and cash equivalents are sufficient to finance our operations, working capital requirements and capital expenditures for the foreseeable future.
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
Cash Flows
The following table summarizes our consolidated cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	June 30, 2024	June 30, 2023
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(34,908)	$(17,198)
Net cash used in investing activities	$(8,139)	$(2,704)
Net cash provided by financing activities	$2,203	$87,313
We derive liquidity primarily from equity financing activities. As of June 30, 2024, our balance of cash and cash equivalents was $112.0 million, which is a decrease of $40.8 million or 27% compared to December 31, 2023.

Operating Activities
For the six months ended June 30, 2024, net cash used in operating activities was $34.9 million, which primarily reflects a net loss of $26.0 million. This decrease to operating cash flows is partially offset by adjustments for non-cash share-based compensation of $26.6 million, depreciation of $1.4 million, non-cash gains of $33.7 million in earnout liabilities, amortization of intangible assets of $9.5 million, and an aggregate cash used in operating assets and liabilities of $14.0 million. Specifically, increases in inventories of $3.0 million due to sales increases coupled with decreases in accounts payable, accrued compensation and other expenses of $10.4 million and customer deposits and deferred revenue of $4.7 million, partially offset by an decreases in accounts receivable of $3.2 million and prepaid expenses and other current assets of $1.4 million.
For the six months ended June 30, 2023, net cash used in operating activities was $17.2 million, which primarily reflects a net loss of $120.9 million. This decrease to operating cash flows are partially offset by adjustments for non-cash share-based compensation of $29.7 million, non-cash losses of $60.0 million in earnout liabilities, amortization of intangible assets of $9.3 million, and an aggregate cash provided by operating assets and liabilities of $3.2 million. Specifically, a $11.9 million increase in accounts payable-trade, accrued compensation, and other expenses primarily due to an increase in accrued compensation expense as a result of timing, partially offset by a $6.0 million increase in account receivable and $1.6 million increase in other assets, a $0.7 million increase in prepaid expenses and other, and a decrease in operating lease liabilities of $0.5 million.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 of $8.1 million was primarily due to $2.5 million cash funding of a joint venture and $5.6 million for purchases of fixed assets.
Net cash used in investing activities for the six months ended June 30, 2023 of $2.7 million was primarily due to $1.0 million cash funding of a joint venture and $1.7 million for purchases of fixed assets.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 of $2.2 million was primarily due to proceeds from stock option exercises of $0.4 million and proceeds from our employee stock purchase plan of $1.8 million.
Net cash provided by financing activities for the six months ended June 30, 2023 of $87.3 million was primarily due to proceeds from the issuance of common stock in May 2023 of $86.9 million and proceeds from stock option exercises of $0.9 million, offset by the payment of May 2023 public offering costs of $0.5 million.
Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. As of June 30, 2024, our non-cancellable contractual arrangements consisted entirely of lease obligations. Refer to Note 7 - Leases for further information.

Off-Balance Sheet Commitments and Arrangements
As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and involvement of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2024, as a result of the material weaknesses in our internal control over financial reporting discussed below and filed in our amended annual report on Form 10-K for the year ended December 31, 2023 on July 23, 2024 with the SEC, our disclosure controls and procedures were not effective.

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

These material weaknesses did not result in a misstatement to the consolidate financial statements or disclosures. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with principles generally accepted in the United States.

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

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses described above, there have been no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.
Item 1A. Risk Factors.
There are no material changes from the risk factors previously disclosed in Part I—Item 1A, “Risk Factors,” of our annual report on Form10-K/A for the fiscal year ended December 31, 2023, filed with the SEC on July 23, 2024, and in Part II—Item 1A, “Risk Factors,” of our quarterly report on Form 10‑Q for the quarter ended March 31, 2024, filed with the SEC on May 15, 2024.

Item 5. Other Information.
Adoption and Termination of 10b5-1 Trading Plans of Directors and Executive Officers

On June 10, 2024, David Moxam, a member of the board of directors, adopted a Rule 10b5‑1 trading plan covering up to 605,000 shares of common stock. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Securities Exchange Act of 1934. The plan is scheduled to be effective from September 16, 2024 until February 14, 2025. All, some, or none of the shares covered by the plan could be sold under the terms of the plan. On April 1, 2024, an earlier 10b5‑1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c), entered into by Mr. Moxam on December 13, 2023 and covering up to 605,000 shares, terminated automatically by its terms. No shares were sold under that trading plan.

Rule 10b5‑1 plans are generally in the form of prearranged written plans to buy or sell company stock at predetermined times or prices. Such plans are designed to provide an affirmative defense against insider trading liability, provided they satisfy the conditions of Rule 10b5‑1(c), including, but not limited to, a condition requiring directors and executive officers of public companies to observe a waiting period of at least 90 days, after the plan adoption date, before any trades can be executed under the plan.

The company does not undertake any obligation to report the establishment, modification or termination of any Rule 10b5‑1 trading plans by directors or executive officers, except to the extent required by law.

Departure of Directors or Certain Officers; Compensatory Arrangements of Certain Officers.

On July 31, 2024, we entered into a letter agreement with Ranbir Singh, an executive officer of the Company, pursuant to which Dr. Singh will transition from Executive Vice President, GeneSiC Business to Executive Vice President, Corporate Development. In his new role Dr. Singh will be responsible, among other duties, for identifying and leading corporate initiatives relating to new businesses, technologies, operational capabilities, university and academic partnerships, and government partnerships and programs. Although he remains a Navitas senior executive, Dr. Singh will no longer be an executive officer (as defined in Rule 3b-7 under the Exchange Act) of the Company as of July 31, 2024.

Under the letter agreement, Dr. Singh will devote approximately half of his professional time to the corporate development role at 50% of his base annual salary in effect before the transition. Dr. Singh will continue to be eligible for an annual bonus under the Company’s annual incentive bonus program, at a target participation level of at least 60% of his base salary, with the opportunity to earn a bonus up to 150% of the target amount depending on the extent to which corporate and individual performance goals reflecting his corporate development role are achieved or exceeded. Dr. Singh will also remain eligible to participate in the Company’s group health care plan and for other benefits available to executives of the Company.

Dr. Singh’s long-term incentive performance award of non-qualified options to purchase up to 3,250,000 shares of our common stock, dated August 15, 2022 (“LTIP Award”), is not affected by the change to his role. Under the letter agreement, if the Company amends or replaces the LTIP Award, the terms and conditions of Dr. Singh’s replacement LTIP Award would be the same as those awarded to other holders of LTIP Awards.

Dr. Singh also remains eligible for payments and benefits available to employees at the rank of executive vice president under the Navitas Semiconductor Executive Severance Plan (“Severance Plan”) or under his employment letter dated August 15, 2022, to the extent any separate component of severance payments or benefits under his employment letter is more favorable to Dr. Singh. Under the letter agreement, the occurrence of a “Good Reason” termination event and corresponding obligations to provide notice and an opportunity to cure will be governed solely by reference to the definition of “Good Reason” and related terms and conditions of the Severance Plan. Further, Dr. Singh will have until December 1, 2024 to provide notice that the new role constitutes a Good Reason event as so defined. For purposes of calculating any amount of severance to which Dr. Singh is entitled, the value of his annual salary for such purposes will be based on the full amount of his salary as in effect prior to the salary reduction reflecting the new role.

In connection with Dr. Singh’s corporate development role and reduced time commitment to Navitas, the Company and Dr. Singh agreed to certain conditions and clarifications to Dr. Singh’s non-competition agreement, entered into in connection with the acquisition of GeneSiC Semiconductor Inc. in 2022. Specifically, the letter agreement confirms the parties’ understanding that such non-competition obligations do not apply to gallium nitride or silicon carbide technologies operating above 100 MHz operating frequency. As to technologies operating below that frequency, the agreement provides that the Company may waive compliance with the non-competition obligations before they otherwise expire on August 15, 2027, provided Dr. Singh complies with certain notice and other obligations, as set forth in the agreement, with respect to employment or other opportunities that may arise.

The foregoing summary of the letter agreement with Dr. Singh is qualified in its entirety by reference to the complete text of the agreement, which is filed as Exhibit 10.1 to this report and incorporated by reference herein.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Description

10.1*	Letter agreement with Ranbir Singh dated July 31, 2024

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith ** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Gene Sheridan
President and Chief Executive Officer (principal executive officer)

Date:	August 5, 2024

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Janet Chou
Janet Chou
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date:	August 5, 2024