Form 10-Q
period 2024-09-30
Navitas Semiconductor Corp
filed 2024-11-05
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 186,796,500 shares of Class A Common Stock and 0 shares of Class B Common Stock were outstanding at November 1, 2024.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,614	$152,839
Accounts receivable, net of allowance of $211 and $0, respectively	21,091	25,858
Inventories	21,284	22,234
Prepaid expenses and other current assets	4,161	6,178
Total current assets	145,150	207,109
ACCOUNTS RECEIVABLE NONCURRENT, net of allowance of $773 and $0, respectively	5,211	—
PROPERTY AND EQUIPMENT, net	13,057	9,154
OPERATING LEASE RIGHT OF USE ASSETS	7,266	8,268
INTANGIBLE ASSETS, net	76,856	91,099
GOODWILL	163,215	163,215
OTHER ASSETS	8,654	6,701
Total assets	$419,409	$485,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$13,593	$24,740
Accrued compensation expenses	8,497	10,902
Operating lease liabilities, current	1,868	1,892
Customer deposit and deferred revenue	2,006	10,953
Total current liabilities	25,964	48,487
OPERATING LEASE LIABILITIES NONCURRENT	5,993	6,653
EARNOUT LIABILITY	3,932	46,852
DEFERRED TAX LIABILITIES	1,040	1,040
ACCRUED ROYALTIES NONCURRENT	1,652	1,897
Total liabilities	38,581	104,929
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.0001 par value, 750,000,000 shares authorized as of September 30, 2024 and December 31, 2023, and 186,788,292 and 179,196,418 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	22	21
Class B common stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023, and 0 shares issued and outstanding at both September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	725,739	680,790
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(344,926)	(300,187)
Total stockholders’ equity	380,828	380,617
Total liabilities and stockholders’ equity	$419,409	$485,546
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
NET REVENUES	$21,681	$21,978	$65,324	$53,399
COST OF REVENUES (exclusive of amortization of intangible assets included below)	13,069	14,878	39,207	33,322
OPERATING EXPENSES:
Research and development	17,828	16,553	57,028	50,740
Selling, general and administrative	15,040	14,419	46,509	46,629
Amortization of intangible assets	4,717	4,774	14,265	14,046
Total operating expenses	37,585	35,746	117,802	111,415
LOSS FROM OPERATIONS	(28,973)	(28,646)	(91,685)	(91,338)
OTHER INCOME (EXPENSE), net:
Interest income (expense), net	(39)	47	(109)	1,298
Dividend income	1,210	1,648	4,251	2,107
Gain (loss) from change in fair value of earnout liabilities	9,171	34,473	42,920	(25,503)
Other income	26	20	140	50
Total other income (expense), net	10,368	36,188	47,202	(22,048)
INCOME (LOSS) BEFORE INCOME TAXES	(18,605)	7,542	(44,483)	(113,386)
INCOME TAX PROVISION (BENEFIT)	125	23	256	(13)
NET INCOME (LOSS)	(18,730)	7,519	(44,739)	(113,373)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	(518)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$(18,730)	$7,519	$(44,739)	$(112,855)

NET INCOME (LOSS) PER COMMON SHARE:
Basic net income (loss) per share attributable to common stockholders	$(0.10)	$0.04	$(0.25)	$(0.68)
Diluted net income (loss) per share attributable to common stockholders	$(0.10)	$0.04	$(0.25)	$(0.68)

WEIGHTED AVERAGE COMMON SHARES USED IN NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic common shares	184,672	175,103	182,551	165,719
Diluted common shares	184,672	185,626	182,551	165,719
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
NET INCOME (LOSS)	$(18,730)	$7,519	$(44,739)	$(113,373)
Other comprehensive income	—	—	—	—
COMPREHENSIVE INCOME (LOSS)	(18,730)	7,519	(44,739)	(113,373)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	—	(518)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$(18,730)	$7,519	$(44,739)	$(112,855)
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Stockholders' Equity
NINE MONTHS ENDED SEPTEMBER 30, 2024	Class A common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Noncontrolling interest	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	179,196	$21	$680,790	$(300,187)	$(7)	$—	$380,617
Issuance of common stock under employee stock option and stock award plans	3,801	—	10,734	—	—	—	10,734
Stock-based compensation expense related to employee and non-employee stock awards	—	—	10,247	—	—	—	10,247
Net loss	—	—	—	(3,681)	—	—	(3,681)
BALANCE AT MARCH 31, 2024	182,997	$21	$701,771	$(303,868)	$(7)	$—	$397,917
Issuance of common stock under employee stock option and stock award plans	505	—	1,123	—	—	—	1,123
Stock-based compensation expense related to employee and non-employee stock awards	—	—	11,388	—	—	—	11,388
Net loss	—	—	—	(22,328)	—	—	(22,328)
BALANCE AT JUNE 30, 2024	183,502	$21	$714,282	$(326,196)	$(7)	$—	$388,100
Issuance of common stock under employee stock option and stock award plans	3,337	1	789	—	—	—	790
Stock-based compensation expense related to employee and non-employee stock awards	—	—	10,668	—	—	—	10,668
Net loss	—	—	—	(18,730)	—	—	(18,730)
BALANCE AT SEPTEMBER 30, 2024	186,839	$22	$725,739	$(344,926)	$(7)	$—	$380,828

	Stockholders' Equity
NINE MONTHS ENDED SEPTEMBER 30, 2023	Class A common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Noncontrolling interest	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	153,629	$18	$535,875	$(154,754)	$(7)	$3,628	$384,760
Issuance of common stock under employee stock option and stock award plans	3,082	—	2,925	—	—	—	2,925
Stock-based compensation expense related to employee and non-employee stock awards	—	—	14,884	—	—	—	14,884
Shares issued in connection with buyout agreement	4,232	—	7,509	—	—	(3,110)	4,399
Net loss	—	—	—	(61,847)	—	(518)	(62,365)
BALANCE AT MARCH 31, 2023	160,943	$18	$561,193	$(216,601)	$(7)	$—	$344,603
Issuance of common stock under employee stock option and stock award plans	1,207	—	633	—	—	—	633
Shares issued in May 2023 public offering, including underwriter's exercise of option to purchase shares, net of issuance costs	11,500	1	86,458	—	—	—	86,459
Stock-based compensation expense related to employee and non-employee stock awards	—	—	10,246	—	—	—	10,246
Net loss	—	—	—	(58,527)	—	—	(58,527)
BALANCE AT JUNE 30, 2023	173,650	$19	$658,530	$(275,128)	$(7)	$—	$383,414
Issuance of common stock under employee stock option and stock award plans	4,934	—	2,178	—	—	—	2,178
Stock-based compensation expense related to employee and non-employee stock awards	—	—	10,239	—	—	—	10,239
Net income	—	—	—	7,519	—	—	7,519
BALANCE AT SEPTEMBER 30, 2023	178,584	$19	$670,947	$(267,609)	$(7)	$—	$403,350

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,739)	$(113,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,197	1,550
Amortization of intangible assets	14,265	14,046
Non-cash lease expense	1,716	1,449
Other	—	85
Stock-based compensation expense	38,011	41,810
Allowance for expected credit losses	1,053	—
(Gain) loss from change in fair value of earnout liability	(42,920)	25,503
Deferred income taxes	—	5
Change in operating assets and liabilities:
Accounts receivable	(1,496)	(8,446)
Inventories	950	3,157
Prepaid expenses and other current assets	2,017	(888)
Other assets	525	(1,649)
Accounts payable, accrued compensation and other accrued expenses	(9,867)	20,761
Operating lease liability	(1,398)	(1,452)
Customer deposit and deferred revenue	(8,947)	—
Net cash used in operating activities	(48,633)	(17,442)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment purchases	(2,500)	(1,000)
Purchases of property and equipment	(6,209)	(3,410)
Net cash used in investing activities	(8,709)	(4,410)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection stock option exercises	434	1,754
Proceeds from issuance of common stock in May 2023 public offering	—	86,941
Payment of May 2023 public offering costs	—	(482)
Proceeds from employee stock purchase plan	2,683	—
Net cash provided by financing activities	3,117	88,213
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,225)	66,361
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	152,839	110,337
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$98,614	$176,698

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$198	$64
Shares issued in connection with buyout agreement	$—	$22,400
Capital expenditures in accounts payable	$391	$764

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

Investment in Third Party
On January 3, 2024, the Company made an additional investment of $2.5 million in preferred interests in a third party. The Company’s new ownership percentage increased to 15.48%. The investment is $5.0 million and $2.5 million as of September 30, 2024 and December 31, 2023, respectively. Such investment is included in Other Assets in the Condensed Consolidated Balance Sheets and is accounted for as an equity investment under ASC 321 Investments - Equity Securities. In accordance with ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any.

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

Acquisitions
In January 2023, the Company announced an agreement to acquire the remaining minority interest in its silicon control IC joint venture from Halo Microelectronics International Corporation for a purchase price of $22.4 million in Navitas stock. The transaction was completed in February 2023. See Note 16, Noncontrolling Interest, for more information.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are in the opinion of management, necessary for a fair presentation of such condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of results to be expected for the full year ending December 31, 2024. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K/A filed for the fiscal year ended December 31, 2023, filed with the SEC on July 23, 2024. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Form 10-K filed with the SEC on March 6, 2024.
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

Reclassifications
Certain items in the prior period’s condensed consolidated balance sheets and condensed consolidated statements of operations have been reclassified to conform to the presentation for the three and nine months ended September 30, 2024. Dividend income was previously included within interest income (expense), net. Additionally, for the prior period, the Company reclassed $0.9 million from inventories to prepaids and other current assets related to the sales returns inventory. Lastly, the Company reclassed $1.4 million from prepaids and other current assets to other assets and $1.9 million from accounts payable and other accrued expenses to its own line for accrued royalties related to an indemnity asset and royalty liability, respectively. There was no impact to net loss and retained earnings as a result of the reclassifications.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (FASB) introduced Accounting Standard Update (ASU) 2023-07, titled Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update mandates that all public entities, including those with a single reportable segment, disclose one or more measures of segment profit or loss that the chief operating decision maker (CODM) uses to allocate resources and assess performance during interim and annual reporting periods. Furthermore, the standard requires the disclosure of significant segment expenses, other relevant segment items, and additional qualitative information. The new guidance will be effective for fiscal years starting after December 15, 2023, and for interim periods following December 15, 2024. The Company is currently assessing how this update will impact its disclosures.
In December 2023, FASB issued ASU 2023-09, titled Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments address investor requests for enhanced transparency regarding income tax information. Specifically, they improve income tax disclosures related to rate reconciliation and income taxes paid. ASU 2023-09 becomes effective for fiscal years beginning after December 15, 2024, with early adoption permitted. While the Company is currently assessing the impact of this standard, anticipate it will result in disclosure changes only.
This Form 10-Q does not include any other newly implemented accounting standards or pronouncements beyond those detailed above. Such exclusions were made because they either do not apply to the Company or are not anticipated to materially impact the condensed consolidated financial statements.
3. ACCOUNTS RECEIVABLE
Accounts receivable trade, net consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable, gross	$26,206	$25,411
Unbilled receivables	1,080	447
Allowance for credit losses	(984)	—
Accounts receivable (current and noncurrent), net	$26,302	$25,858

Allowance for credit losses activity (in thousands):

Allowance for Credit Losses
Balance at December 31, 2022	$—
Provision for credit losses	(314)
Accounts written-off	314
Balance at December 31, 2023	$—
Provision for credit losses	(1,053)
Accounts written-off	69
Balance at September 31, 2024	$(984)

4. INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$4,712	$7,743
Work-in-process	13,446	10,863
Finished goods	3,126	3,628
Total	$21,284	$22,234

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Furniture and fixtures	$450	$244
Computers and other equipment	13,562	10,339
Leasehold improvements	4,240	2,360
Construction in Progress	1,941	1,114
	20,193	14,057
Accumulated depreciation	(7,136)	(4,903)
Total	$13,057	$9,154
The depreciation expense was $0.8 million and $2.2 million for the three and nine months ended September 30, 2024 and $0.6 million and $1.6 million for three and nine months ended September 30, 2023, respectively, and was determined using the straight-line method over the following estimated useful lives:

Furniture and fixtures	3 — 7 years
Computers and other equipment	2 — 5 years
Leasehold improvements	2 — 6 years
6. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
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
The short-term nature of the Company’s cash and cash equivalents, accounts receivable and current liabilities causes each of their carrying values to approximate fair value for all periods presented. Cash equivalents classified as Level 1 instruments were $85.5 million as of September 30, 2024 and $139.0 million for December 31, 2023.

The following table presents the Company’s fair value hierarchy for financial liabilities as of September 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$3,932	$3,932

Total	$—	$—	$3,932	$3,932
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
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
Balance at December 31, 2023	$46,852
Fair value adjustment	(42,920)
Balance at September 30, 2024	$3,932
The Company did not transfer any investments between Level 1 and Level 2 of the fair value hierarchy during the three months ended September 30, 2024.

7. GOODWILL AND INTANGIBLES
Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the acquisition date and may be subject to adjustment within the measurement period, which may be up to one year from the acquisition date. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. As of the annual measurement date of September 30, 2024, the fair market value of the Company’s stock price remains above carrying value, and no indicators of impairment are present.

The following table presents the Company’s intangible asset balance by asset class as of September 30, 2024 (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(900)	$—	Straight line	2 years
Developed Technology	53,500	(27,730)	25,770	Straight line	4-10 years
In-process R&D	1,177	—	1,177	Indefinite	N/A
Patents	34,900	(5,219)	29,681	Straight line	5-15 years
Customer Relationships	24,300	(5,164)	19,136	Straight line	10 years
Non-Competition Agreements	1,900	(808)	1,092	Straight line	5 years
Other	658	(658)	—	Straight line	5 years
Total	$117,335	$(40,479)	$76,856

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the changes in the Company’s intangible asset balance (in thousands):

Intangible Assets, net
Balance at December 31, 2023	$91,099
Other adjustments	22
Amortization expense	(14,265)
Balance at September 30, 2024	$76,856
The amortization expense was $4.7 million and $14.3 million for the three and nine months ended September 30, 2024, and $4.8 million and $14.0 million for the three and nine months ended September 30, 2023, respectively.

Total future amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending December 31,	Total
2024 (remainder of fiscal 2024)	$4,665
2025	18,645
2026	14,042
2027	5,336
2028	4,690
Thereafter	28,301
Total	$75,679
There were no impairment charges during the three and nine months ended September 30, 2024 and 2023.

8. LEASES:
The Company has entered into operating leases primarily for commercial buildings. As of September 30, 2024, no operating lease agreements contain economic penalties for the Company to extend the lease, and it is not reasonably certain the Company will exercise these extension options. Additionally, these operating lease agreements do not contain material residual value guarantees or material restrictive covenants. As of September 30, 2024, all leases recorded on the Company’s consolidated balance sheets were operating leases.
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
Rent expense, including short-term lease cost, was $0.6 million and $2.0 million for the three and nine months ended September 30, 2024, respectively. Rent expense, including short-term lease cost, was $0.5 million and $1.5 million for the three and nine months ended September 30, 2023, respectively. In addition to rent payments, the Company’s leases include real estate taxes, common area maintenance, utilities, and management fees, which are not fixed. The Company accounts for these costs as variable payments and does not include such costs as a lease component. Total variable expenses were

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
$0.1 million and $0.2 million for the three and nine months ended September 30, 2024 and they were not material for the three and nine months ended September 30, 2023.
Information related to the Company right-of-use assets and related operating lease liabilities were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for operating lease liabilities	$1,716	$1,426
Operating lease cost	$1,773	$1,449
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	$535	$776
Weighted-average remaining lease term in years	4.24	4.64
Weight-average discount rate	4.97%	5.53%

Maturities of lease liabilities were as follows (in thousands):
Fiscal Year Ending December 31,
2024 (remainder of fiscal 2024)	$594
2025	2,083
2026	1,985
2027	1,869
2028	1,711
Thereafter	458
8,700
Less imputed interest	(839)
Total lease liabilities	$7,861
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
Under the terms of the 2020 Plan, the Company is authorized to issue 18,899,285 shares of Class A common stock pursuant to awards under the 2020 Plan. As of October 19, 2021, the Company had issued an aggregate of 11,276,706 stock options and non-statutory options to its employees and consultants and 4,525,344 RSUs to employees, directors and consultants under the 2020 Plan. No awards have or will be issued under the 2020 Plan after October 19, 2021. Shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021 will become authorized for issuance pursuant to awards under the 2021 Plan (as defined below).

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of Common Stock; plus (b) up to 15,802,050 shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. As of September 30, 2024 the Company has issued 9,750,000 non-statutory stock options under the 2021 Plan.

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
The following table summarizes the stock-based compensation expense recognized for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$76	$—	$325	$—
Research and development	6,267	6,013	20,075	20,137
Selling, general and administrative	5,029	6,066	17,611	21,673
Total stock-based compensation expense	$11,372	$12,079	$38,011	$41,810

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
The fair value of incentive stock options and non-statutory stock options issued was estimated using the Black-Scholes model. The Company did not grant any stock option awards during the three and nine months ended September 30, 2024 or 2023.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A summary of stock options outstanding, excluding LTIP Options as of September 30, 2024, and activity during the three months then ended, is presented below:

Stock Options	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)
Outstanding at December 31, 2023	2,657	$0.72	5.72
Exercised	(423)	0.55	—
Forfeited or expired	(14)	1.06	—
Outstanding at March 31, 2024	2,220	$0.76	5.55
Exercised	(192)	0.93	—
Outstanding at June 30, 2024	2,028	$0.74	5.33
Exercised	(27)	0.67	—
Forfeited or expired	(1)	1.06	—
Outstanding at September 30, 2024	2,000	$0.74	5.03
Vested and Exercisable at September 30, 2024	1,979	$0.74	5.02
During the three and nine months ended September 30, 2024, the Company recognized $0.0 million and $0.1 million of stock-based compensation expense for the vesting of outstanding stock options, excluding $1.0 million and $3.8 million, respectively, related to the LTIP Options described below. During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.4 million of stock-based compensation expense for the vesting of outstanding stock options, excluding $1.8 million and $6.1 million related to the LTIP Options. At September 30, 2024, unrecognized compensation cost related to unvested options was immaterial. The weighted-average period over which this remaining compensation cost will be recognized is 0.2 years.

Long-term Incentive Plan Stock Options
The Company awarded a total of 6,500,000 LTIP Options (“2021 LTIP Options”) to certain members of senior management on December 29, 2021 pursuant to the 2021 Plan. These non-statutory options are intended to be the only equity incentive awards for the recipients over the duration of the performance period. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven-year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $9.14 based on the Black-Scholes model and a Monte Carlo simulation incorporating 500,000 scenarios. The weighted average contractual period remaining is 7.4 years. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2023. The valuation model utilized the following assumptions:

Risk-free interest rates	1.47%
Expected volatility rates	67.33%
Expected dividend yield	—
Cost of equity (for derived service period)	11.77%
Weighted-average grant date fair value of options	$9.14

In connection with the “2021 LTIP Options”, the Company recognized $0.8 million and $3.2 million of stock-based compensation expense for the three and nine months ended September 30, 2024, respectively. The Company recognized $1.6 million and $5.3 million of stock-based compensation expense for three and nine months ended September 30, 2023, respectively. The unrecognized compensation expense related to these LTIP Options is $3.0 million as of September 30, 2024, and compensation expense will be recognized over 2.7 years. On a quarterly basis, after evaluating the 2021 LTIP Options based on the probability of achieving certain market and performance conditions, the Company may true up the 2021 LTIP Options expense as needed.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company awarded a total of 3,250,000 performance stock options (“2022 LTIP Options”) to a member of senior management on August 15, 2022 pursuant to the 2021 Plan. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $10.00 per share and the average fair value on the grant date was $2.89. The weighted average contractual period remaining is 7.9 years. The Black-Scholes model and a Monte Carlo simulation incorporated 100,000 scenarios. The valuation model utilized the following assumptions:

Risk-free interest rates	2.82%
Expected volatility rates	68.48%
Expected dividend yield	—
Cost of equity (for derived service period)	14.64%
Weighted-average grant date fair value of options	$2.89
In connection with the “2022 LTIP Options”, the Company recognized $0.2 million and $0.6 million of stock-based compensation expense for the three and nine months ended September 30, 2024, respectively. The Company recognized $0.3 million and $0.8 million of stock-based compensation expense for three and nine months ended September 30, 2023, respectively. The unrecognized compensation expense related to the LTIP Options is $1.1 million as of September 30, 2024, and compensation expense will be recognized over 2.7 years. On a quarterly basis, after evaluating the 2022 LTIP Options based on the probability of achieving certain market and performance conditions, the Company may true up the 2022 LTIP Options expense as needed.

Restricted Stock Units
The Company regularly grants RSUs to employees as a component of their compensation. A summary of RSUs outstanding as of September 30, 2024, and activity during the nine months then ended, is presented below:

Restricted Stock Unit Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	12,872	$6.70
Granted	4,346	5.66
Vested	(2,985)	6.43
Forfeited	(27)	6.04
Outstanding at March 31, 2024	14,206	$6.43
Granted	557	4.27
Vested	(314)	7.80
Forfeited	(179)	4.45
Outstanding at June 30, 2024	14,270	$6.37
Granted	114	3.68
Vested	(2,876)	4.64
Forfeited	(115)	6.49
Outstanding at September 30, 2024	11,393	$6.77

During the three and nine months ended September 30, 2024, the Company recognized $9.1 million and $27.0 million of stock-based compensation expense for the vesting of RSUs, respectively. During three and nine months ended September 30, 2023, the Company recognized $8.1 million and $23.5 million of stock-based compensation expense for the vesting of RSUs, respectively. As of September 30, 2024, unrecognized compensation cost related to unvested RSU awards totaled $62.4 million. The weighted-average period over which this remaining compensation cost is expected be recognized is 2.4 years.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Of the Company’s $5.2 million bonus plan for the fiscal year 2024 (included in accrued compensation expense liability on the condensed consolidated balance sheets), $4.9 million will be distributed as fully vested restricted stock units with a variable share count and is expected to settle in the first quarter of 2025. Additionally, the Company accrued a $0.3 million cash bonus for the President and CEO. Based on the closing share price of the Company’s Class A common stock of $2.45 on September 30, 2024, approximately 1,993,244 shares would be issued, however the actual number of shares will be based on the share price at the date of settlement.

2022 Employee Stock Purchase Plan
In August 2022, the Company’s board of directors adopted the Company’s 2022 Employee Stock Purchase Plan (the “2022 ESPP”), subject to stockholder approval. The 2022 ESPP was approved by stockholders at the Company’s annual stockholders’ meeting held November 10, 2022. The Company authorized the issuance of 3,000,000 shares of common stock under the 2022 ESPP.
Under the 2022 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of offering or 85% of the fair value at the time of purchase, generally over a six-month period. The first offering period under the 2022 ESPP commenced in February 2023 and the second offering in September 2023. For the three and nine months ended September 30, 2024, employees who elected to participate in the ESPP purchased 408,326 and 801,465 shares of common stock under the 2022 ESPP, resulting in cash proceeds to the Company of $0.9 million and $2.7 million for the three and nine months ended September 30, 2024. The purchase price was $4.55 and $2.19, which was 15% of the fair market value in March and September 2024, respectively. As of September 30, 2024, the Company had 1,940,572 remaining authorized shares available for purchase. During the three and nine months ended September 30, 2024, the Company recognized $0.4 million and $1.5 million of stock-based compensation expense for the 2022 ESPP, respectively. During the three and nine months ended September 30, 2023, the Company recognized $0.3 million and $0.8 million of stock-based compensation expense for the 2022 ESPP, respectively.

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

On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1.9 million in cash and stock. Among shares issued in the transaction, the Company issued approximately 113,000 restricted shares that are subject to time based vesting and issued approximately 151,000 restricted shares that are subject to time and performance based vesting over the four and three years, respectively, following the date of issue. These restricted shares are subject to certain individuals maintaining employment with the Company and, therefore, are accounted for under ASC 718. The Company recognized $0.1 million and $0.4 million of stock-based compensation expense related to the vesting of these shares during three and nine months ended September 30, 2024, respectively. The Company recognized $0.1 million and $0.7 million of stock-based compensation expense related to the vesting of these shares during the three and nine months ended September 30, 2023, respectively.
Unvested Earnout Shares
A portion of the earnout shares (discussed in Note 10 below) may be issued to individuals with unvested equity awards. While the payout of these shares requires achievement of share price targets based on the volume weighted average price of the Company’s common stock, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million or $11.52 per share. The Company recognized $0.0 million and $0.2 million of stock-based compensation expense related to the vesting of these shares during three and nine months ended September 30, 2024, respectively. The Company recognized $0.0 million and $0.3 million of stock-based compensation expense related to the vesting of these shares during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, there was no remaining compensation cost related to unvested earnout shares, except for forfeitures. Refer to Note 10, Earnout Liability.
10. EARNOUT LIABILITY

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

	September 30, 2024	December 31, 2023
Risk-free interest rate	3.66%	4.05%
Equity volatility rate	80.00%	70.00%

As of September 30, 2024 and December 31, 2023, the earnout liability had a fair value of $3.9 million and $46.9 million, respectively, which resulted in a gain in the fair value of the earnout liability of $9.2 million and $42.9 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2023, the earnout liability had a fair value of $38.6 million, which resulted in a gain in the fair value of the earnout liability of $34.5 million and a loss in the fair value of the earnout liability of $25.5 million for the three and nine months ended September 30, 2023, respectively.
11. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
A majority of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers.
The following customers represented 10% or more of the Company’s net revenues for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2024	2023	2024	2023
Distributor A	54%	53%	60%	29%
Distributor B	*	*	*	14%

*Total customer net revenues were less than 10% of total net revenues.

Revenues by Geographic Area
The Company considers the domicile of its end customers, rather than the distributors it sells to directly, to be the basis for attributing revenues from external customers to individual countries. Revenues for the three and nine months ended September 30, 2024 and 2023 were attributable to end customers in the following countries or regions:

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2024	2023	2024	2023
China	54%	61%	65%	55%
United States	24	13	15	15
Asia excluding China	14	12	11	8
Europe*	8	14	9	22
Total	100%	100%	100%	100%

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
The following customers represented 10% or more of the Company’s accounts receivable.

Customer	September 30, 2024	December 31, 2023
Distributor A	77%	77%
The Company has a customer deposit from a primary customer of $2.0 million and $11.0 million, as of September 30, 2024 and December 31, 2023, respectively, and the Company intends to apply a portion of the customer deposit to outstanding accounts receivable.
As of September 30, 2024, the Company reassessed the risk pooling of its accounts receivable and determined that certain customer trade receivables associated with a customer have an expected term greater than one year. These receivables were discounted to present value using a discounted cash flow model based on the Company’s expectation of the timing of future payments over the next two years and are presented as accounts receivable noncurrent within the condensed consolidated balance sheets. A $0.8 million allowance for credit losses was recorded associated with this reassessment.

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
The Company entered into an agreement to purchase raw materials from a supplier from September 29, 2022 through December 31, 2025, and accordingly made a $2.0 million deposit to be received as invoice credits toward future purchases. The Company is not obligated to purchase from this supplier, however, if the Company does not meet minimum purchase requirements during the term, the Company may forfeit all or a portion of its $2.0 million deposit. Currently the Company is not projecting to meet the minimum purchase requirements, therefore, the Company does not expect to receive any credits within the next 12 months beginning in the fourth quarter of 2024.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12. NET LOSS PER SHARE:
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted-average common shares - basic common stock	184,672	175,103	182,551	165,719
Stock options and other dilutive awards	—	10,523	—	—
Weighted-average common shares - diluted common stock	184,672	185,626	182,551	165,719

Shares excluded from diluted weighted-average shares: ¹
Dilutive shares excluded ²	3,584	—	4,658	10,731
Earnout shares (potentially issuable common shares)	10,000	10,000	10,000	10,000
Unvested restricted stock units and restricted stock awards	50	263	50	263
Stock options potentially exercisable for common shares	8,775	9,750	8,775	9,750
Shares excluded from diluted weighted average shares	22,409	20,013	23,483	30,744
¹ The Company’s potentially dilutive securities, which include unexercised stock options, unvested shares, and earnout shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for both the three and nine months ended September 30, 2024 and the nine months ended September 30, 2023.
² The Company exclude the impact of restricted stock from the calculation of diluted net loss per common share in periods where we have a net loss or when their inclusion would be antidilutive.

13. PROVISION FOR INCOME TAXES

The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during the quarter. The Company’s effective tax rate for the three and nine months ended September 30, 2024 was (0.7)% and (0.6)%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 0.3% and 0.0%, respectively. The effective tax rate for 2024 differs from the prior year primarily due to tax expense in foreign as a result of tax expense in foreign jurisdictions not impacted by valuation allowance. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative adjustment is recorded in that quarter. The Company's quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including the Company’s ability to accurately predict the proportion of the Company’s income (loss) before provision for income taxes in multiple jurisdictions, the tax effects of the Company’s stock-based compensation, and the effects of its foreign entities.
The Company had no unrecognized tax benefits for the three and nine months ended September 30, 2024 and 2023. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the three and nine months ended September 30, 2024 and 2023.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
14. COMMITMENTS and CONTINGENCIES

Purchase Obligations
At September 30, 2024, the Company had no non-cancelable contractual arrangements that were due beyond one year besides lease obligations.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2024. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
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
15. RELATED PARTY TRANSACTIONS
Joint Venture
In 2021, Navitas entered into a silicon control IC joint venture with Halo Microelectronics Co., Ltd. (“Halo”), a manufacturer of power management ICs, to develop products and technology relating to AC/DC converters. Navitas’ initial contribution to the joint venture was the commitment to sell its GaN integrated circuit die at prices representing cost plus insignificant handling fees, in exchange for a minority interest, with the right to acquire the balance of the joint venture based on the future results of the venture (among other rights and obligations). On January 19, 2023, the Company announced an agreement to acquire the remaining minority interest in the joint venture as well as rights to certain intellectual property from Halo and its U.S. affiliate for a total purchase price of $22.4 million in Navitas stock. See Note 16, Noncontrolling Interest, for more information.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Related Party Leases
The Company leases certain property from the family member of a senior executive of the Company, which expired in March 2024, and is now a month-to-month lease. During the three and nine months ended September 30, 2024, the Company paid an immaterial amount in rental payments. These payments were made at standard market rates in the ordinary course of business. There was no rent obligation as of September 30, 2024.
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

16. NONCONTROLLING INTEREST

In July 2021, the Company formed a joint venture for the purpose of conducting research and development on technology in the area of AC/DC converters for chargers and adapters. Refer to Note 15.
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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
17. SUBSEQUENT EVENTS
The Company evaluated material subsequent events from the consolidated balance sheet date of September 30, 2024, through November 5, 2024, the date the condensed consolidated financial statements were issued. There were no material subsequent events as of November 5, 2024, except as discussed below.

On October 25, 2024, the Company entered into a second amended and restated voting agreement (the “Voting Agreement”) with a third party (see Note 1 Investment in Third Party) that grants the Company the right to appoint a member to the third party’s Board of Directors. The Company has assessed the impact of the Voting Agreement under ASC 323 Investments - Equity Method and Joint Ventures, and determined that the Company has significant influence and therefore will account for the investment in the third party as an equity method investment during the fourth quarter of 2024. The Company expects to fair value its investment in the third party on the Company’s balance sheet and then record the Company’s proportionate share of gains/losses in other income (expense) in the Company’s statements of operations. The Company expects the change in accounting to not have a material impact on its financial statements.

On October 15, 2024, the Company announced a cost-reduction plan to streamline the organization with increased focus on artificial intelligence data center, EV and mobile applications, accelerating the Company’s path to profitability. The cost-reduction plan includes a 14% reduction in headcount with a majority of the costs consisting of severances and stock-based compensation, the expense of which the Company is still determining, but amounts are not expected to be significant. The Company expects to incur the majority of these expenses associated with this cost-reduction plan during the fourth quarter of 2024.

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
A core strength of our business lies in our industry leading IP position. In addition to our comprehensive patent portfolio, our biggest proprietary advantage is our process design kit (PDK), the ‘how-to’ guide for Navitas designers to create new GaN based devices and circuits. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, EV, enterprise, and renewables. We evaluate various complementary technologies and look to improve our PDK, in order to keep introducing newer generations of GaN technology. In the three and nine months ended September 30, 2024, we spent approximately 82% and 87%, respectively, of our revenue on research and development. In the three and nine months ended September 30, 2023, we spent approximately 75% and 95%, respectively, of our revenue on research and development. Navitas’ research and development activities are located primarily in the US and China.

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
Cost of Revenues
Cost of Revenues consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead (which includes depreciation and amortization) associated with such purchases, final test and wafer level yield fallout, inventory impairments, consumables, system and shipping costs. Cost of revenues also includes compensation related to personnel associated with manufacturing, including costs related to cash and share-based employee compensation.
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
Dividend Income
Dividend income consist of income earned on money market treasury funds that are recorded as cash equivalents.
Income Taxes
Legacy Navitas is a dual domesticated corporation for Ireland and U.S. federal income tax purposes. Refer to Note 13, Provision for Income Taxes, in our accompanying condensed consolidated financial statements elsewhere in this quarterly report.
Results of Operations
The tables and discussion below present our results for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Change $	Change %
	2024	2023
Net revenues	$21,681	$21,978	$(297)	(1)%
Cost of revenues (exclusive of amortization of intangible assets included below)	13,069	14,878	(1,809)	(12)%
Operating expenses:
Research and development	17,828	16,553	1,275	8%
Selling, general and administrative	15,040	14,419	621	4%
Amortization of intangible assets	4,717	4,774	(57)	(1)%
Total operating expenses	37,585	35,746	1,839	5%
Loss from operations	(28,973)	(28,646)	(327)	1%
Other income (expense), net:
Interest income (expense), net	(39)	47	(86)	(183)%
Dividend income	1,210	1,648	(438)	(27)%
Gain from change in fair value of earnout liabilities	9,171	34,473	(25,302)	(73)%
Other income	26	20	6	30%
Total other income, net	10,368	36,188	(25,820)	(71)%
Income (loss) before income taxes	(18,605)	7,542	(26,147)	(347)%
Income tax provision	125	23	102	443%
Net income (loss)	(18,730)	7,519	(26,249)	(349)%
Less: Net loss attributable to noncontrolling interests	—	—	—	—%
Net income (loss) attributable to controlling interests	$(18,730)	$7,519	(26,249)	(349)%

	Nine Months Ended September 30,		Change $	Change %
(dollars in thousands)	2024	2023
Net revenues	$65,324	$53,399	$11,925	22%
Cost of revenues (exclusive of amortization of intangible assets included below)	39,207	33,322	5,885	18%
Operating expenses:
Research and development	57,028	50,740	6,288	12%
Selling, general and administrative	46,509	46,629	(120)	—%
Amortization of intangible assets	14,265	14,046	219	2%
Total operating expenses	117,802	111,415	6,387	6%
Loss from operations	(91,685)	(91,338)	(347)	—%
Other income (expense), net:
Interest income (expense), net	(109)	1,298	(1,407)	(108)%
Dividend income	4,251	2,107	2,144	102%
Gain (loss) from change in fair value of earnout liabilities	42,920	(25,503)	68,423	(268)%
Other income	140	50	90	180%
Total other income (expense), net	47,202	(22,048)	69,250	(314)%
Loss before income taxes	(44,483)	(113,386)	68,903	(61)%
Income tax provision (benefit)	256	(13)	269	(2069)%
Net loss	(44,739)	(113,373)	68,634	(61)%
Less: Net loss attributable to noncontrolling interests	—	(518)	518	—%
Net loss attributable to controlling interests	$(44,739)	$(112,855)	68,116	(60)%

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Revenue
Revenue for the three months ended September 30, 2024 was $21.7 million compared to $22.0 million for the three months ended September 30, 2023, a decrease of $0.3 million, or 1%. The slight decline in sales was due to the decline in high power markets partially offset by growth in mobile compared to the three months ended September 30, 2023.
Cost of Revenues
Cost of revenues for the three months ended September 30, 2024 was $13.1 million compared to $14.9 million for the three months ended September 30, 2023, a decrease of $1.8 million or 12%. The decrease was primarily driven by an inventory write-off of $2.0 million that occurred during the three months ended September 30, 2023 slightly offset by product mix.
Research and Development Expense
Research and development expense for the three months ended September 30, 2024 of $17.8 million increased by $1.3 million, or 8%, when compared to the three months ended September 30, 2023. This is primarily driven by an increase in headcount-related expenses and software costs as we build out our target end markets.
Selling, General and Administrative Expense
Selling, general and administrative expense for the three months ended September 30, 2024 of $15.0 million increased by $0.6 million, or 4%, when compared to the three months ended September 30, 2023, driven by increases in professional fees, salaries and benefits and a $0.8 million increase in the allowance for expected credit losses, offset by lower stock-based compensation expense.

Amortization of Intangible Assets
Amortization of intangible assets remained the same as we did not acquire new intangible assets.

Other Income (Expense), net
Dividend income consists of income earned on our money market treasury funds that are recorded as cash equivalents on our consolidated balance sheet. Decrease of $0.4 million is primarily due to decreases in our investment balances in September 2024 compared to September 2023.
During the three months ended September 30, 2024, we recognized a $9.2 million gain from the change in fair value of our earn-out liabilities. The decrease in the gain of our earn-out liabilities of $25.3 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq, resulting in the decrease in the estimated fair value of the earnout shares from $4.53 as of September 30, 2023 to $0.46 as of September 30, 2024.
Income Tax Provision
Income tax provision for the three months ended September 30, 2024 increased $0.1 million when compared to the income tax benefit of $0.0 million for the three months ended September 30, 2023. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenue
Revenue for the nine months ended September 30, 2024 was $65.3 million compared to $53.4 million for the nine months ended September 30, 2023, an increase of $11.9 million, or 22%. Sales have increased due to strong mobile and consumer markets.
Cost of Revenues
Cost of revenues for the nine months ended September 30, 2024 was $39.2 million compared to $33.3 million for the nine months ended September 30, 2023, an increase of $5.9 million or 18%. The increase was primarily driven by increases in mobile and consumer product revenue partially offset by the inventory write-off of $2.0 million from September 2023.

Research and Development Expense
Research and development expense for the nine months ended September 30, 2024 of $57.0 million increased by $6.3 million, or 12%, when compared to the nine months ended September 30, 2023. This is primarily driven by an increase in product development as it relates to EV, enterprise and solar. Additionally, salaries and benefits have increased as we build out our target end markets.
Selling, General and Administrative Expense
Selling, general and administrative expense for the nine months ended September 30, 2024 of $46.5 million decreased by $0.1 million, or —%, when compared to the nine months ended September 30, 2023. The decrease is primarily driven by a decrease in stock-based compensation expense of $4.1 million offset by increases in professional fees, sales force expenses, and coupled with the increase in the allowance for expected credit losses described above.

Amortization of Intangible Assets
Amortization of intangible assets remained fairly consistent as we did not acquire new intangible assets.

Other Income (Expense), net
Net interest (expense) income for the nine months ended September 30, 2024 was $(0.1) million compared to $1.3 million net interest income (expense) for the nine months ended September 30, 2023, primarily due to the higher interest rate received on money markets funds in the prior year.
Increase of $2.1 million in dividend income is primarily due to the timing of when we transferred money into our money market treasury funds. As a result, the prior-year figure reflects only six months of activity compared to nine months in the current period.
During the nine months ended September 30, 2024, we recognized a $42.9 million gain from the change in fair value of our earn-out liabilities. The increase in the gain of our earn-out liabilities of $68.4 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq, resulting in the decrease in the estimated fair value of the earnout shares from $4.53 as of September 30, 2023 to $0.46 as of September 30, 2024.
Income Tax Provision (Benefit)
Income tax provision for the nine months ended September 30, 2024 increased $0.3 million when compared to the income tax benefit of $0.0 million for the nine months ended September 30, 2023. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

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
As of September 30, 2024, we had cash and cash equivalents of $98.6 million. We currently expect to fund our cash requirements through the use of cash on hand. We believe that our current levels of cash and cash equivalents are sufficient to finance our operations, working capital requirements and capital expenditures for the foreseeable future.
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
Cash Flows
The following table summarizes our consolidated cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	September 30, 2024	September 30, 2023
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(48,633)	$(17,442)
Net cash used in investing activities	$(8,709)	$(4,410)
Net cash provided by financing activities	$3,117	$88,213
We derive liquidity primarily from equity financing activities. As of September 30, 2024, our balance of cash and cash equivalents was $98.6 million, which is a decrease of $54.2 million or 35% compared to December 31, 2023.

Operating Activities
For the nine months ended September 30, 2024, net cash used in operating activities was $48.6 million, which primarily reflects a net loss of $44.7 million. This decrease to operating cash flows is partially offset by adjustments for non-cash share-based compensation of $38.0 million, depreciation of $2.2 million, non-cash gains of $42.9 million in earnout liabilities, amortization of intangible assets of $14.3 million, and an aggregate cash used in operating assets and liabilities of $18.2 million. Specifically, increases in accounts receivables of $1.5 million, decreases in accounts payable, accrued compensation and other expenses of $9.9 million, decline in customer deposits and deferred revenue of $8.9 million, partially offset by decreases in inventories and prepaid expenses and other current assets of $3.0 million.
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

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 of $8.7 million was primarily due to $2.5 million cash funding of a joint venture and $6.2 million for purchases of fixed assets.
Net cash used in investing activities for the nine months ended September 30, 2023 of $4.4 million was primarily due to $1.0 million cash funding of a joint venture and $3.4 million for purchases of fixed assets.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 of $3.1 million was primarily due to proceeds from stock option exercises of $0.4 million and proceeds from our employee stock purchase plan of $2.7 million.
Net cash provided by financing activities for the nine months ended September 30, 2023 of $88.2 million was primarily due to proceeds from the issuance of common stock in May 2023 of $86.9 million and proceeds from stock option exercises of $1.8 million, offset by the payment of May 2023public offering costs of $0.5 million.

Contractual Obligations, Commitments and Contingencies

In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. As of September 30, 2024, our non-cancellable contractual arrangements consisted entirely of lease obligations. Refer to Note 8 - Leases for further information.

Off-Balance Sheet Commitments and Arrangements
As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and involvement of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2024, as a result of the material weaknesses in our internal control over financial reporting discussed below and filed in our amended annual report on Form 10-K for the year ended December 31, 2023 on July 23, 2024 with the SEC, our disclosure controls and procedures were not effective.

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

These material weaknesses did not result in a misstatement to the consolidated financial statements or disclosures. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with principles generally accepted in the United States.

Remediation Plan

We have commenced developing a plan to enhance the design and operating effectiveness of our internal controls over financial reporting, including maintaining sufficient contemporaneous documentation of management review controls over accounting for share-based payments, including the long-term incentive plan awards, earnout liability, as well as the accounting for the Company’s license and release agreement, which we believe will address the material weakness described above. At least on an annual basis or as warranted due to organizational changes, we will perform a segment/reporting unit analysis. We expect our remediation will be complete prior to the end of the fourth quarter of fiscal 2024.

We have hired a Director of Information Technology at the end of 2023 to, among other responsibilities, segregate financial accounting systems access and system changes between IT and accounting department. The Company will continue to review and modify system access for accounting personnel to ensure proper segregation of duties around manual journal entries.

We have implemented enhanced workflows within our ERP system across key financial processes, including journal entry approvals, sales invoice approvals, expense payments, and cash application workflows, to strengthen control activities, ensure proper authorization, and maintain accurate documentation. Additionally, we improved the segregation of duties by refining access controls and reassigning responsibilities to prevent conflicts, reducing the risk of unauthorized transactions. We also expanded our analysis around the sensitivity of our long-term incentive plan awards and earnout liability. Specifically, for the earnout liability, we performed a more thorough review of the volatility component to improve the precision of our financial estimates and ensure compliance with applicable accounting standards.

Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation plan described above, there have been no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors.
There are no material changes from the risk factors previously disclosed in Part I—Item 1A, “Risk Factors,” of our annual report on Form10-K/A for the fiscal year ended December 31, 2023, filed with the SEC on July 23, 2024, and in Part II—Item 1A, “Risk Factors,” of our quarterly reports on Form 10‑Q for the quarter ended March 31, 2024, filed with the SEC on May 15, 2024 and for the quarter ended June 30, 2024, filed with the SEC on August 5, 2024, except as discussed below.
We depend on a few key distributors and the loss of one or more of these distributors could have a material adverse effect on our business, financial condition and results of operations.
We cannot assure that any of our current or future distributors will not cease purchasing products from us in favor of products of other suppliers, significantly reduce orders or seek price reductions in the future, and any such event could have a material adverse effect on our revenue, profitability, and results of operations.
Furthermore, a significant portion of our revenue and accounts receivable is derived from one distributor. See Note 11, Significant Customers and Credit Concentrations, included in this Form 10-Q for the percentages of revenues and accounts receivable attributable to this one distributor. A downturn in the industry or lower sales could materially adversely affect our business and results of operations.
We employ modeling techniques to support the valuation of our accounts receivable and to project the timing and amount of expected collections. While these models are designed to provide reliable insights, they involve certain inherent risks, especially if any assumptions or inputs prove inaccurate, incomplete, or less indicative of future outcomes than anticipated.
As part of our risk management efforts, we use a discounted cash flow model for certain accounts receivable, informed by historical trends and robust assumptions. However, should these assumptions or historical patterns deviate from actual results, there is potential for variance in the model’s accuracy, which could affect decisions based on these forecasts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 25, 2024, we issued 24,000 shares of our common stock to a professional advisor in exchange for consulting services provided to a subsidiary. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. The Company did not receive any cash proceeds from the issuance. The advisor represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends have been applied to the book-entry positions reflecting the shares issued in the transaction.
Item 5. Other Information.
Termination of 10b5-1 Trading Plans of Directors and Executive Officers

On September 9, 2024, Gene Sheridan, President and Chief Executive Officer, terminated a trading plan adopted on March 13, 2024 which was intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Securities Exchange Act of 1934.

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

10.1
Letter agreement with Ranbir Singh dated July 31, 2024 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 5, 2024)

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

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Gene Sheridan
President and Chief Executive Officer (principal executive officer)

Date:	November 5, 2024

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Todd Glickman
Todd Glickman
Sr. V.P., Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date:	November 5, 2024