Form 10-K
period 2024-12-31
Navitas Semiconductor Corp
filed 2025-03-19
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $494,000,000.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 190,529,835 shares of Class A common stock and 0 shares of Class B common stock were outstanding at March 14, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2025 annual meeting of stockholders are incorporated into Part III herein.

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
•trading relationships between countries in which we operate, including primarily those between the United States and China, and related regulatory developments such as tariffs, customs duties, trade sanctions and cross-border investment restrictions;
•our ability to realize benefits from the acquisition of GeneSiC Semiconductor Inc. on August 15, 2022, as discussed elsewhere in this report including in Part II, Item 1A (Risk Factors);
•our ability to obtain and maintain intellectual property protection, and not infringe on the rights of the intellectual property of others;
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
•Regulatory restrictions, tariffs, or trade sanctions on certain countries, specifically China, as well as customers, or suppliers, and related developments, may impact our ability to sell or source our products.
•The recently announced U.S. tariffs on Chinese imports may lead to increased costs and supply chain adjustments for semiconductor companies.
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
Tax-Related Risks
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
In other applications such as electric vehicles, power may be converted from a high-voltage (e.g. 400 or 800V) DC battery to a lower voltage (e.g. 12 V) or, in the case of solar inverters, from low-voltage DC to high-voltage AC.
Additional, even-higher voltage applications are evolving, such as grid-tied converters, circuit breakers, rail, wind turbines, and industrial-scale charging (megawatt) systems.
In electronic devices today, most of these charging and power supply functions are carried out using silicon (Si) power MOSFETs (Metal Oxide Semiconductor Field Effect Transistors) or IGBTs (Insulated Gate Bipolar Transistors), along with related analog peripheral semiconductors. As the electronic content and functionality of systems have increased over time, existing silicon-based solutions have struggled to achieve high energy efficiency and fast charging, and they require large heat sinks or other thermal management methods, and large or complex form factors.
Two newer “wide band-gap” (WBG) materials have entered the power electronics market—gallium nitride (GaN) and silicon carbide (SiC). In general terms, devices rated around 700V address applications requiring output power of approximately 20 W to 20 kW, such as smartphone chargers or data center power supplies. GaN devices rated from 80-120 V optimize and enable 48 V-based systems such as AI data centers, EV, and AI robotics. Silicon Carbide (SiC) solutions are generally designed for higher power (multi kW to MW+) applications with higher device voltages (up to 6,500 V).

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
A new, ‘bi-directional’ GaN platform began sampling in 2024, and represents significant size and system-cost reductions, for solar, motor drive and battery-storage applications.
Based on third-party estimates, the GaN device market (all voltages) in 2023 was over $250 million, with a 41% CAGR to 2029, and with the SiC market in 2023 over $2.7 billion. Based on Navitas’ estimate, Navitas is a market leader in high-voltage (600-700V) GaN, and is focused on growing market share in SiC. As new, displacement technologies, GaN and SiC market revenues are expected to grow faster than the legacy silicon market.
Combining GaN and SiC, the total potential market opportunity is estimated to be over $22 billion per year by 2026, split $7 billion for GaN, $9.3 billion for SiC, and with $6.1 billion overlapping GaN/SiC market. By the end of 2029, Yole, which is a consulting firm that specializes in the strategic analysis of markets, estimates that 33% of the legacy power silicon market will have been taken by GaN and SiC.
Company Overview
Converting power efficiently has emerged as a critical challenge as the electrification of our planet continues amid the pursuit of reduced carbon footprints. Electric vehicles, renewable energy, large-scale data processing and other applications all demand power and charging infrastructures with greater speed and efficiency than status-quo silicon technology. Navitas’ GaN and SiC products solve complex and demanding challenges that are inherent in power conversion by unlocking both speed and efficiency. Since our founding in 2014, we have successfully harnessed the fundamentally superior material properties of GaN to enable cost savings and enhanced power conversion through product integration, reducing the amount of space needed to support multiple requirements while dramatically increasing charging speeds. With ten-times stronger electrical fields and twice the electron mobility compared to silicon, GaN is ideally suited for disrupting power switching applications, but challenges around manufacturing quality and reliability make commercialization difficult. By developing a fully qualified manufacturing process with over one billion device hours tested, Navitas overcame these key hurdles to successfully and reliably integrate the critical drive, control and protection circuits into a single chip, enabling mainstream GaN adoption and unlocking the full potential of GaN in speed, efficiency, simplicity and cost. Navitas estimates show that GaN-based power systems can provide 20x faster switching, up to 3x higher power density, 3x faster charging, up to 40% energy savings and are 3x smaller and lighter compared to silicon-based power systems. Navitas’ ICs allow end customers to implement GaN technology with a simple, dependable solution to realize groundbreaking power density and efficiency. We are developing a differentiated GaN power IC platform utilizing decades of power semiconductor technical expertise, robust applications knowledge and strong end customer relationships. We believe our competitive strengths and robust IP portfolio of over 180 issued and pending GaN patents (over 300 company-wide) enabled us to establish a leading market position in GaN power semiconductors.
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
Navitas’ Market Opportunities
We believe GaN and SiC will continue to displace silicon-based power semiconductors in a broad range of markets ranging from mobile/consumer to home appliance/industrial, data center, solar/storage, and EV. These markets are driven by major, long-term secular trends including explosive growth in data traffic, increasing electricity cost, and the transition from fossil fuel-based to sustainable energy sources to help address climate change. Industry analyst Yole estimates that by the end of 2029, GaN and SiC will have replaced 33% of the legacy silicon market.
•Mobile/Consumer. With short design-in times, and a strong “portability” value proposition, our initial focus and technology beachhead for GaN was the mobile fast and ultra-fast charging market for smartphones, tablets and laptops. GaN Power ICs generally can provide up to 3x more power and up to 3x faster charging, with half the size and weight of silicon chargers with the same output power. With the introduction of USB Type-C universal connectors and charging protocols, and as smartphone screen size, batteries and functions have increased, demand for high-power “ultra-fast” chargers has been established. For example, GaN-based 240 W chargers supplied with today’s flagship smartphones can enable 0-100% charging in less than 10 minutes. As over 2.5 billion chargers are shipped every year, each estimated to include potentially approximately $1 of GaN content, the mobile charger market represents a multi-billion-dollar opportunity based on estimates from IDC PC tracker, USB-C research, Yole research and Navitas estimates. As of December 2023, all of the top-10 mobile OEMs were in production or development with Navitas, and repeat orders have continued, with some customers reaching up to 30% adoption of GaN vs. legacy silicon-based chargers in 2024. Non-mobile (non-battery) applications include ultra-thin TVs, high-powered gaming systems, desktop all-in-one PCs, and various smart home internet-connected devices.
•Data Center. For AI and hyperscale, the key demands are total power, power density and operating costs. As GPUs from NVIDIA (e.g. Hopper, Blackwell & Rubin) and others accelerate in power need to over 1 kW, total rack power demand is increasing from 30 kW to 60 kW, with a roadmap to 480 kW per rack. At the same time, little to no extra space is allocated to the 220V-AC-to-48V-DC ‘silver box’ power supplies. Here, no-compromise, hybrid SiC+GaN solutions deliver robust, high efficiency, high power density reference designs are available from Navitas’ data center design center, in power levels at 3kW, 4.5kW, 8.5 kW and beyond. In Q4 2024, a GaN-IP cross-licensing arrangement with Infineon Technologies AG enabled drop-in, ‘dual sourcing’ and is expected to accelerate GaN’s adoption in in AI data centers, plus access to a new, low-voltage (80-120V) platform addresses 48V applications, and doubles the potential revenue up to $10 per kilowatt of power demand. In addition, nearly 50% of the total cost of ownership of a data center is related to power, which includes the cost of power supplies as well as the cost of electricity for data processing, cooling, lighting and other power needs. For the data processing component alone, by our estimates a GaN enables a 40% reduction in losses versus legacy silicon-based systems.

•Solar/Storage. In residential solar, we believe GaN is well positioned to replace silicon in per-panel micro-inverters (350 – 550 W). Based on customer feedback, we estimate system cost reductions of approximately 25% compared to legacy silicon solutions, in addition to efficiency-driven energy savings over time. We estimate this translates into about a 10% improvement in the return on investment in solar systems. Overall, we estimate the GaN IC opportunity for solar applications to be over $1 billion per year based on Markets and Markets Micro-Inverter Market report and Navitas analysis. GaN revenue is expected to begin in 2025, starting with standard GaNFast power ICs, then upgrading to a new ‘Bi-directional’ GaN platform for further efficiency upgrades, size and component count reductions. Meanwhile, higher-power, higher-voltage commercial “string” inverters have adopted SiC to replace legacy silicon IGBTs, with significant savings in weight and size. To help balance solar supply and electrical demand, and for users to become more grid-independent, the “attach rate” for battery-based energy-storage designs (or “bi-directional” EV) that require SiC, is expected to increase from less than 10% in 2022 to 30%-40% in 2025, according to a leading customer.
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
•Electric Vehicles. EV demand is increasing, with battery-electric passenger cars expected to be 25% of sales in 2025 and 50% by 2031[i]. EV adoption challenges include three main themes: the need for faster charging, demand for extended range, and lowering the cost compared to traditional, internal combustion powered cars. EVs can also act as supplementary energy back-up for your home to balance energy supply (from household AC, solar, generators) and demand (heating, cooling, cooking, device charging and other electronics), and be a critical part of an energy-independent micro-grid in the event of a grid power failure. This is known as “V2x” (vehicle to anything) charging. For 400 V-rated EV battery systems, and where 220VAC home charging is available, ~700 V-rated GaN operates at high-speeds in on-board chargers (OBCs) and DC-DC converters. For example, Navitas’ “3-in-1” platform design includes a 6.6 kW bi-directional charge/discharge and consolidated DC-DC converter. For higher-power traction inverters, and systems with 800 V-rated batteries, 1,200 V SiC is an optimized solution. We estimate GaN and SiC content per passenger EV to be approximately $350 per vehicle. For long-haul trucking, the USA and 26 other countries signed the COP27 MoU, committing to 30% Zero-emission Vehicle (ZEV) sales by 2030 and 100% by 2040, so a significant ramp in production is anticipated. A new “Megawatt Charging System” (SAE J3271) is being finalized that will fast-charge with up to 3.5 MW of power using a 1,500V cable – requiring high-voltage SiC, where Navitas leads the industry with devices up to 6,500V.
Competitive Strengths
At December 2024, over 240 million Navitas GaN and nearly 30 million SiC devices had shipped, with proven quality and field-reliability performance (failure rates of far less than one part per million). We believe Navitas is the market and technology leader in high-voltage GaN power ICs, with leading revenue, technology and intellectual property. We believe our key competitive advantages include:

•Industry-Leading IP Position and Proprietary Design Support. Navitas has a broad portfolio of over 300 patents issued or pending, encompassing key aspects of GaN power circuitry analog and digital integration and SiC device design. Our patents are generally applicable to use cases in all of our targeted market applications. A key element of our intellectual property is our GaN IC process design kit (PDK), which we use to facilitate and accelerate product implementation and end customer development. We believe our PDK includes the industry’s first and most mature and comprehensive device and circuit development libraries, characterization and verification tools, and robust simulation models.
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
•Enabling, High-frequency Eco-system Control and Isolation Technology. For performance- and cost-optimized applications, high-speed GaN and SiC power components are accompanied by high-frequency system control ICs and digital isolators. Navitas is unique in having a comprehensive eco-system that enables the high levels of integration from 30 W smartphone chargers to 22 kW on-board, and megawatt roadside EV chargers.
•Established Relationships with Key Partners and End Customers. In support of our technology leadership, we have formed relationships with numerous Tier 1 manufacturers and suppliers, gaining significant traction in mobile and consumer charging applications.
•Dedicated Application-Specific Design Centers. We believe we are unique in adding application-specific design centers, either standalone or in conjunction with partner customers, for mobile, data centers, and EV, which allow us to develop GaN- and SiC-based power systems working with key customers in each of these segments, driving additional value with these customers and fueling additional system-led integration back in to our products for future generations.
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
Strategy
We are committed to offering unprecedented speed and efficiency to our end-customers through next-generation power semiconductor solutions, empowering efficient electrification while reducing the carbon footprint of our customers’ products. Navitas products address a variety of power applications from 20 W to 20 MW, across markets including mobile/consumer, data centers, home appliance/industrial, solar/storage and EV. With an established track record and over 240 million GaNFast units shipped into mobile fast charging and home appliances, we believe Navitas is well positioned to expand GaN into higher power applications – with the GaNSafe platform - and in parallel, accelerate adoption of our expansive GeneSiC SiC portfolio. Our key strategic initiatives include:

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
•Leadership in Sustainability. Through Navitas analysis and third-party auditing, we estimate that each GaN power IC shipped saves a net 4 kg of CO2 emissions, and each SiC MOSFET saves 25kg. To date, over 350,000 tons of CO2 emissions have been saved by GaN alone, as compared to legacy silicon solutions providing the same power output. Overall, by the target date of the Paris Accord, we estimate that GaN and SiC can reduce CO2 emissions by over 6 Gtons per year. Navitas was the first semiconductor producer solely focused on GaN and SiC products to publish a quantitative, third-party-verified sustainability report, and the first semiconductor company worldwide to be certified CarbonNeutral® by Climate Impact Partners. Each customer can adapt the CO2 footprint-reduction value of GaN and SiC to achieve their own sustainability analysis and commitments.
Sales, Marketing and End Customer Support
For GaN, our go-to-market strategy combines robust GaN commercialization and design expertise with validated success in mobile and consumer charging applications to capture market share and expand into new vertical markets. We partner with numerous platforms and end customers globally and target innovative, Tier 1 suppliers to design differentiated power semiconductor solutions. To facilitate end customer success, we offer comprehensive design support and utilize a proprietary process design kit tailored to specific engineering needs. Navitas is unique in operating separate, system-dedicated application design centers, either standalone or as joint labs with customer partners - to accelerate adoption of GaN and SiC into fast chargers, data centers and EV. Furthermore, our technologies are capable of being integrated into numerous product generations and design architectures, creating a scalable business opportunity. This technical business-to-business (B2B) approach is supplemented by commercial business-to-consumer (B2C) end-user awareness, and customer co-operative activities across in-person and virtual multi-media platforms. Key distribution partners provide additional field application engineering resources to assist in introducing our technology to a diversified end customer base and implementing our products in end customers’ products and systems. In addition, Navitas’ direct sales team works to facilitate development of new end customer partnerships with our distribution partners. With a focus on leading global clients, we believe Navitas is well positioned to expand both its existing end customer base and enter new markets in the near-term, while maintaining its current market leadership position in mobile fast charging.

Intellectual Property
The core strength of our business lies in our industry-leading IP position in GaN power ICs and SiC MOSFETs. We invented the first commercial GaN power ICs and along the way have patented many fundamental circuit elements which are needed in most power systems from 20 W to 20 kW and on to 20 MW. We have more than 300 issued or pending patents, which are expected to expire between the end of 2034 and early 2041.

A key element of our intellectual property is our GaN IC process design kit (PDK), which we use to facilitate and accelerate product implementation and end customer development. We believe our PDK includes the industry’s first and most mature and comprehensive device and circuit development libraries, characterization and verification tools, and robust simulation models.
Competition
Our competitors include suppliers of silicon-based as well as GaN-based and SiC-based power semiconductors. Most suppliers of GaN-based devices today offer discrete (i.e., non-integrated) GaN solutions, which require silicon-based and other components for drive, control and protection. These solutions, even though they offer some benefits compared to silicon, still do not capture all the advantages of a GaN integrated power IC that Navitas provides. Our primary GaN competitors include Infineon Technologies AG, Power Integrations, Inc., Texas Instruments Incorporated, Innoscience (Suzhou) Semiconductor Co., Ltd., Renesas Electronics Corp., and Efficient Power Conversion Corporation (EPC). Primary SiC competitors include Infineon, Wolfspeed, Inc., ON Semiconductor Corporation, ROHM Co., Ltd., Qorvo, Inc., and STMicroelectronics International N.V.
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
Gallium is produced primarily as a byproduct from the production of bauxite, the chief ore of aluminum. In 2017 world production capacity was estimated at over 1,000 tons (low-grade and refined), and is estimated to be growing at about 15% per year, with a supply potential of over 2,000 tons sourced from many countries. Semiconductor applications dominate the commercial demand for gallium, representing 98% of its use, which includes microwave circuits, ultra high-speed logic chips, LEDs, laser diodes and, as is the case for Navitas GaN power ICs, in power electronics. Gallium is not considered a rare or precious metal. GaN power ICs typically use only 95 µg (micrograms) of gallium in the manufacture of a device. On this basis we estimate Navitas will consume less than .01% of the 2,000 tons estimated annual supply potential by 2026.
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
¹ DNV “Energy Transition Outlook 2024”
Human Capital Resources
As of December 31, 2024, our worldwide workforce consisted of approximately 280 full and part-time employees. Our approach to compensation attempts to align the interests of every employee with the creation of company value over time. The Company offers a wide variety of benefits for employees around the world and invests in tools and resources that are designed to support employees’ individual growth and development.

Item 1A. Risk Factors.

Product Design and Selection Risks
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
Even if we are awarded a design win, expected revenues typically do not result for one year or more, if ever.
Because of our extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded in prior years. After incurring significant design and development expenditures and dedicating engineering resources to achieve an initial design win for a product, a substantial period of time generally elapses before we may generate meaningful net sales relating to such product, if at all. The reasons for this delay include, among other things, the following:
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
•lower-than-expected end customer acceptance of the solutions designed for the customer’s products;
•lower-than-expected acceptance of our end customers’ products; and
•higher manufacturing costs than anticipated.
we cannot guarantee that this will result in any sales of our products, as the end customer may ultimately change or cancel our product plans, or our end customers’ efforts to market and sell our product may not be successful.
Even if an end customer selects our products, revenues from design wins may not materialize if our customer later decides to change or cancel the selection, if our customer decides to change suppliers, if our customer decides to delay production, or if our customer’s product is not successful.
The loss of a design win, a reduction in sales to any key customer or the loss of the customer altogether, a significant delay or negative development in our end customers’ product development plans, or our inability to attract new significant end customers or secure new key design wins could seriously impact our revenue and materially and adversely affect our business, financial condition, and results of operations. We may not be able to maintain sales to our key end customers or continue to secure key design wins for a variety of reasons, and our end customers can stop incorporating our products into their product offerings with limited notice to us and suffer little or no penalty.
Product and Technology Development Risks
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

Our margins are dependent on us achieving continued yield improvement through continued technology development.
We rely on obtaining yield improvements and corresponding cost reductions in the manufacture of existing products and on introducing new products that incorporate advanced features and other price/performance factors that enable us to increase revenues while maintaining acceptable margins. Each of these depends on us continuing to successfully develop our technologies. There can be no assurance that development problems we experience in the future related will not cause significant delays in expected cost reductions and corresponding margin improvements. To the extent such cost reductions and new product introductions do not occur in a timely manner, or that our products do not achieve market acceptance, or market acceptance at acceptable pricing, our forecasts of future revenue, financial condition, and operating results could be harmed.
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
The success of some of our products are dependent on our end customers’ ability to develop products that achieve market acceptance.
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
The benefits that we expect to achieve as a result of the GeneSiC acquisition will depend, in part, on our ability to realize anticipated growth and profitability opportunities. The integration of GeneSiC with our other operations may not result in the realization of the full benefits of the growth and profitability opportunities we currently expect within the anticipated time frame or at all. For example, we may incur substantial expenses in connection with the integration of the GeneSiC business, which are difficult to estimate accurately, and may exceed current estimates. We may need to invest in additional business processes and systems to support the GeneSiC business within Navitas, which may be more complex or costly than the processes and systems needed to operate GeneSiC before the acquisition. Such additional costs would offset the financial benefits realized from the acquisition.
Geographic and Geopolitical Risks
We are subject to risks and uncertainties associated with international operations, which may harm our business.
We maintain our operations around the world, including in the United States, China, Taiwan, Ireland, Germany, Italy, Belgium, Thailand, South Korea, and the Philippines. For the years ended December 31, 2024 and December 31, 2023, approximately 75% and 70%, respectively, of our net sales were to end customers in Asia. We allocate revenue among individual countries based on the location to which the products are initially billed even if our end customers’ revenue is attributable to end customers that are based in a different location. As of December 31, 2024, approximately 67% of our workforce was located outside of the United States. In addition, a substantial majority of our products are manufactured, assembled, tested and packaged by third parties located outside of the United States. The principal assembly and test facilities operated by our back-end manufacturing service providers are located in Taiwan and the Philippines. We also rely on several other wafer fabrication and manufacturing service providers located throughout Asia. Any conflict or uncertainty in this region, including those posing risks to public health or safety, such as natural disasters, could have a material adverse effect on our business, financial condition and results of operations. Moreover, the global nature of our business subjects us to a number of additional risks and uncertainties, which could harm our business, financial condition and results of operations, including:
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
•restrictions on cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States (“CFIUS”) and substantial restrictions on investment from China as well as recently introduced restrictions on investments by U.S. persons in China;

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
•disruptions of capital and trading markets and currency fluctuations; and
•increased costs and supply chain adjustments for semiconductor companies due to recent U.S. tariffs on Chinese imports.
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
We generate a significant portion of our net sales through end customers in China. In the fiscal years ended December 31, 2024 and December 31, 2023, 60% and 62%, respectively, of our net revenues were from sales to end customers in China. We expect that our end customers in China will continue to account for a high percentage of our revenue for the foreseeable future. Thus, our business success depends on our ability to maintain strong relationships with our end customers in China. Any loss of our key end customers for any reason, including because of changes of end customer interest in our products, or a change in the relationship with them, including a significant delay or reduction in their purchases, may cause a significant decrease in our revenue, which we may not be able to recapture, and our business could be harmed.
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

Commercial Risks
We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues.
We sell our products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. As a result, we may produce, or commit resources to producing, products without binding purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may accept cancellations to maintain customer relationships or because of industry practice, custom or other factors. Although we take these factors into consideration in our planning, our planning processes are still qualified by the risk that our backlog may deteriorate as a result of customer cancellations.
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
Our business is subject to seasonal fluctuations, which could materially impact our revenue, profitability, and results of operations.
Certain end markets, including Mobile, Solar, EV, and Industrial, experience typical seasonal trends that affect demand, particularly in the first quarter. Additionally, broader market weaknesses and inventory corrections in these sectors may further exacerbate seasonal declines. We cannot assure that these seasonal trends will not intensify or that additional market factors will not further impact our financial performance. Any prolonged or greater-than-expected seasonal downturns could have a material adverse effect on our business and operating results.

Product Quality and Reliability Risks
We may face product warranty or product liability claims that are disproportionately higher than the value of the products involved.
Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods into which they are incorporated. For example, our products that are incorporated into a customer’s product may be sold for several dollars, whereas the customer product might be sold for several hundred dollars. Although we maintain quality control systems, in the ordinary course of our business we receive warranty claims for some products that are defective, or are alleged to be defective, or that do not perform, or are alleged not to perform, to published specifications. Additionally, while we attempt to contractually limit our customers’ use of our products, we cannot be certain that our distributors will not sell our products to customers who intend to use them in applications for which we did not intend them to be used.
Since a defect or failure in one of our products could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. Furthermore, even though we attempt, through our standard terms and conditions of sale and other customer contracts, to contractually limit our liability to replace the defective goods or refund the purchase price, we cannot be certain that these claims will not expose us to potential product liability, warranty liability, personal injury or property damage claims relating to the use of those products. In the past, we have received claims for charges, such as for labor and other costs of replacing defective parts or repairing the products into which the defective products are incorporated, lost profits and other damages. In addition, our ability to reduce such liabilities, whether by contracts or otherwise, may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation.

Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result.
Our competitive position could be adversely affected if we are unable to meet end customers’ or device manufacturers’ quality requirements.
Semiconductor device suppliers must meet increasingly stringent quality standards of end customers. While our quality performance to date has generally met these requirements, we may experience problems in achieving acceptable quality results in the manufacture of our products, particularly in connection with the production of new products or adoption of a new manufacturing process. This risk is greater for products used in applications with higher quality and reliability standards, such as applications in the automotive industry, an important market in which we expect to introduce new products and increase our revenues in response to expected growing demand for electric vehicles. The quality standards we will be expected to achieve in new markets we hope to penetrate, and which are critical to our future growth plans, Our failure to achieve acceptable quality levels for products intended for such applications, or generally, could adversely affect our business results.
Warranty claims, product liability claims and product recalls could harm our business, results of operations and financial condition.
We face an inherent business risk of exposure to warranty and product liability claims if products fail to perform as expected or are alleged to result in bodily injury, death, and/or property damage. In addition, if any of our designed products are alleged to be defective, we may be required to participate in their recall. We carry various commercial liability policies, including umbrella/excess policies which provide limited protection against product liability exposure. However, we do not maintain separate insurance against product liability risks. As a result, a successful warranty or product liability claim against us, or a requirement that we participate in a product recall, could have adverse effects on our business results.
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
Our end customers generally establish demanding specifications for quality, performance, and reliability that our products must meet. ICs as complex as ours often encounter development delays and may contain undetected defects or failures when first introduced or after commencement of commercial shipments, which might require product replacement or recall. Further, our third-party manufacturing processes or changes thereof, or raw material used in the manufacturing processes may cause our products to fail. We have from time to time in the past experienced product quality, performance or reliability problems. Our standard warranty period is generally one to two years. In 2023, we announced a warranty period of 20 years for our GaN IC products. Although we believe this warranty represents a differentiating feature of our GaN IC products and is justified by the reliability our products have demonstrated, our product warranties expose us to significant risks of claims for defects and failures. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with end customer support, cancellations or rescheduling of orders or shipments, and product returns or discounts, any of which would harm our operating results. Furthermore, we may incur costs to investigate customer warranty claims even when those claims prove to be unfounded, such as when a claimed defect results from a customer’s improper system design.

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

Supplier Risks
We rely on single sources of supply for front-end manufacturing (wafer fabrication) of our products, and on a limited number of suppliers of other materials.
We rely on a single third-party manufacturer (wafer foundry) to fabricate our gallium nitride (GaN) products, and on a separate, single wafer foundry to fabricate our silicon carbide (SiC) products. We also purchase a number of key materials and components used in the manufacture of our products from single or limited sources. As a result, any disruption in the supply to or from these third parties (including ceasing or suspending operations entirely), may require us to transfer manufacturing processes to a new location or facility. Our success is dependent upon our ability to successfully partner with our suppliers and our ability to produce wafers with competitive performance attributes and prices, including smaller process geometries.
We do not have long-term contractual supply commitments from our suppliers of wafer fabrication services.
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
We also cannot guarantee that our suppliers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. For example, we may experience supply shortages due to the difficulties our supplier and other foundries may encounter if they must rapidly increase their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. Furthermore, we cannot guarantee that the supplier will be able to manufacture sufficient quantities of our products or that they will continue to manufacture a given product for the full life of the product. We could also experience supply shortages due to very strong demand for our products, or a surge in demand for semiconductors in general, which may lead to tightening of foundry capacity across the industry.
Because we do not have long-term contracts with some of our suppliers and third-party manufacturers, those suppliers or third-party manufacturers can discontinue supplying components or materials to us at any time without penalty. Converting or transferring such fabrication processes from one of our primary facilities to an alternative or backup facility due to a disruption would likely be expensive and could take substantial time, given our highly complex manufacturing and fabrication processes, which incorporate our proprietary technologies. During such a transition, we may attempt to meet end customer demand through our existing inventories, or may attempt to modify partially finished goods to meet the required fabrication specifications. Given the rapid obsolescence timeline to which our products are typically subject, however, we generally do not maintain significant levels of excess inventory and, as a result, it is unlikely that our existing inventory will be sufficient to meet end customer demand during such a transition. In addition, any attempt to modify partially finished goods to meet the required fabrication specifications may not be successful and will require us to incur unanticipated costs. As a result, we may not be able to meet our end customers’ needs during such a transition, which would negatively impact our net sales, potentially damage our end customer relationships and our reputation and may have a material adverse effect on our business, financial condition and results of operations.
If our foundry vendor does not achieve satisfactory yields or quality, our reputation and end customer relationships could be harmed.
The fabrication of our products is complex and technically demanding. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be suspended. Our foundry vendors, from time to time, experience manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundry vendors could result in lower than anticipated manufacturing yields or unacceptable performance of our products. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Poor yields from our foundry vendor, or defects, integration issues or other performance problems in our solutions, could cause us significant end customer relations and business reputation problems, harm our financial results and give rise to financial or other damages to our end customers.
Our end customers might consequently seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. See “Product Quality and Reliability Risks”, above.
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

Regulatory Risks
Our business is affected by new U.S. government regulations restricting outbound investments in China.
The U.S. government has implemented new regulations, effective January 2, 2025, that establish an Outbound Investment Security Program which prohibits or requires notification of certain investments by U.S. companies in entities involved in specific technologies, including semiconductor design, development, fabrication and assembly in China, Hong Kong and Macau. The scope of the new regulations includes investments in existing wholly owned Chinese subsidiaries as well as investments in unaffiliated third parties and joint ventures. These regulations affect our company and may adversely affect our business, financial condition and results of operations in the following ways:
•Investment Restrictions: The regulations prohibit investments in entities engaged in activities related to advanced semiconductors, including the fabrication of integrated circuits from gallium-based compound semiconductors such as gallium nitride (GaN). Although we do not believe this materially limits our ability to enter into or continue customary commercial relationships with Chinese suppliers and customers, this restriction does limit our ability to pursue strategic investments or partnerships in the area of GaN device fabrication, potentially affecting our growth and competitive positioning.
•Notification Requirements: Even when investments are not prohibited by the new regulations, we may be required to notify the U.S. government of certain transactions, including investment transactions involving semiconductor device design, development, fabrication (from materials other than GaN) and packaging, in each case which our Chinese subsidiary was not engaged in before the new regulations became effective. This could result in delays, increased compliance costs, and potential scrutiny of our investment activities.
•Competitive Disadvantage: These regulations apply specifically to U.S. companies and entities they control. This may place us at a competitive disadvantage compared to non-U.S. companies not subject to these restrictions.
•Penalties for Non-Compliance: Violations of these regulations can result in substantial civil penalties, and willful violations may lead to criminal penalties. The potential for such penalties could increase our compliance costs and increases our legal and financial risks associated with international investments.
The implementation of these regulations may contribute to increased geopolitical tensions, potentially affecting our broader business relationships and operations in China and other affected regions. We are closely monitoring the implementation of these regulations and developing compliance strategies. However, the full impact of this new regulatory regime on our business remains uncertain and could be material.
Investments in or by us may be subject to foreign investment regulation and review in the United States and elsewhere, which may result in material restrictions, conditions, prohibitions or penalties on us or our investors related to any such investments. Semiconductor technologies generally, and GaN and SiC semiconductors specifically, may be subject to heightened regulatory scrutiny.
Our industry is subject to foreign direct investment (“FDI”) regulations in many countries, including the United States. Our ability to invest in companies or operations in, and our ability to raise capital from investors affiliated with, those jurisdictions may be subject to review or approval requirements, restrictions, conditions, or prohibitions. Any review and approval of an investment or transaction by an FDI regulator may have disproportionate impacts on transaction certainty, timing, feasibility, and cost, among other effects. FDI regulatory policies and practices are rapidly evolving, and in the event that an FDI regulator reviews one or more proposed or existing investments, there can be no assurance that we will be able to maintain, or proceed with, such investments on terms acceptable to us. We may be unable to complete commercially desirable acquisitions in such jurisdictions or be subject to material costs or restrictions in connection with such acquisitions. While we strive to comply with all applicable laws and regulations, the application of FDI regulations could also in some circumstances result in financial or other penalties or require divestments, any of which could have a material impact on us.

In the United States, certain investments that involve the acquisition of, or investment in, a U.S. business by an investor subject to foreign control (a “foreign person”) may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved, and the nature of the technology possessed by the U.S. business. For example, investments that result in “control” of a U.S. business, which may include governance rights falling well short of majority control, by a foreign person are always subject to CFIUS jurisdiction. CFIUS’s jurisdiction also extends to investments that do not result in control of a U.S. business by a foreign person, if they afford foreign investors with information or governance rights in a U.S. business that has a nexus to, among other things, “critical technologies.” Transactions involving companies that develop, produce, or test critical technologies may be subject to mandatory filing requirements. In addition, U.S. regulatory initiatives over the past several years have classified certain semiconductor technologies as “critical to national security,” including compound semiconductors and wide-bandgap semiconductors. Both gallium nitride (GaN) and silicon carbide (SiC) are compound semiconductors and wide-bandgap semiconductors. As a result, our company’s focus on GaN- and SiC-based products, together with our global presence in rapidly growing markets, including China, may subject our company to additional regulatory restrictions or scrutiny, including by CFIUS, in connection with past or future transactions that involve investments in us or by us. Although we believe all of our GaN and SiC products are generally not subject to export controls under the U.S. Export Administration Regulations (EAR), CFIUS could choose to review proposed or past investments in us by foreign persons whether or not our business is deemed to involve “critical technologies.” In the case of such review, CFIUS could prohibit or impose conditions on the relevant investment. Such conditions might include limitations or obligations on our operations that could result in material costs or disruptions of our current or future operations. The prospect of CFIUS review, or any such prohibitions or conditions, could result in material costs or disruptions in our current or future operations or plans, and could also have a negative impact on our stock price. Furthermore, we have had communications with CFIUS with respect to our products, investors and acquisitions, and may have additional communications in the future with respect to these or other matters. Any future communications with CFIUS or other similar regulatory agency with authority over FDI, if not satisfactorily resolved, may result in material restrictions, conditions, prohibitions or penalties on us or our investors.
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
Financial and Accounting Risks
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
As disclosed in this annual report for the year ended December 31, 2024, and as previously disclosed in our amended annual report on Form 10-K/A for the year ended December 31, 2023, in connection with the audit of our consolidated financial statements for the years then ended, we identified material weaknesses in our internal control over financial reporting (see Part II, Item 9A (Controls and Procedures) of this annual report on Form 10-K for the year ended December 31, 2024, and our amended annual report on Form 10-K/A for the year ended December 31, 2023, filed with the SEC on July 23, 2024). We have begun implementing and continue to implement measures to improve our internal control over financial reporting and remediate these material weaknesses. These efforts include engaging an external advisor to evaluate and document the design and effectiveness of our internal controls, as well as to assist with remediation as needed. Additionally, we are hiring accounting and finance personnel to support our remediation efforts, leveraging third-party resources with relevant expertise to supplement our internal team, and assessing training needs for both new and existing personnel to strengthen our internal controls. As a result of these efforts, we have strengthened our internal controls and made meaningful progress compared to the prior year.
We employ modeling techniques to support the valuation of our accounts receivable and to project the timing and amount of expected collections. While these models are designed to provide reliable insights, they involve certain inherent risks, especially if any assumptions or inputs prove inaccurate, incomplete, or less indicative of future outcomes than anticipated.
As part of our risk management efforts, we use a discounted cash flow model for accounts receivable as necessary, informed by historical trends and robust assumptions. However, should these assumptions or historical patterns deviate from actual results, there is potential for variance in the model’s accuracy, which could affect decisions based on these forecasts.

Cybersecurity Risks
We face significant and evolving cybersecurity risks that could adversely affect our operations, financial condition, and reputation.
We are subject to a growing number of sophisticated cyber attacks, including ransomware attacks and the exfiltration of proprietary and confidential information. Despite our ongoing efforts to enhance our cybersecurity measures, we may not be able to prevent, detect, or mitigate all such attacks. A successful cyber attack could result in the theft, destruction, or unauthorized disclosure of our intellectual property, trade secrets, or customer data. In 2024 we experienced at least two attempted cyber attacks that we are aware of, one of which resulted in unauthorized access to non-critical systems. While these incidents did not materially affect our operations, future breaches could lead to significant financial losses, operational disruptions, and reputational damage.
Tax Risks
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
We have incurred net operating losses for U.S. federal income tax purposes since our inception. To the extent that we continue to generate U.S. federal net operating losses, amounts which are not used to offset taxable income may carry forward to offset future taxable income, if any, for U.S. federal income tax purposes until such carryforwards expire, if at all. As of December 31, 2024, Navitas had U.S. federal net operating loss carryforwards of approximately $220.9 million.
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
Intellectual Property Risks
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
The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We have received communications, and we expect to receive additional communications from time to time, that allege or imply that our products or technologies infringe the patent or other intellectual property rights of third parties. Lawsuits or other proceedings resulting from allegations of infringement could subject us to significant liability for damages, invalidate our proprietary rights and adversely affect our business. In the event that any third-party succeeds in asserting a valid claim against us or any of our end customers, we could be forced to do one or more of the following:
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
Even when we believe we do not infringe the intellectual property rights of a third party, we may decide to enter into a settlement agreement with the third party in order to avoid the risks and costs resulting from protracted litigation. Such settlement agreements may require us to make fixed or recurring payments to the third party, which could materially and adversely impact our business, financial condition and results of operations.
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
Risks of Owning Our Common Stock
Our business and operations could be impacted by stockholder activism, which could negatively affect our business and cause disruptions.
We value constructive input from our stockholders and regularly engage in dialogue with our stockholders regarding strategy and performance. While our board of directors and management team welcome their views and opinions with the goal of enhancing value for all of our stockholders, we may be subject to actions or proposals from activist stockholders that may not align with our business strategies or the best interests of all of our stockholders.
In the event such stockholders pursue any proposals concerning these matters or we otherwise become the subject of stockholder activism, this may create a significant distraction for our management and employees. This could negatively impact our ability to execute our business plans and may require our management to expend significant time, resources and costs, including legal fees and other expenses incurred in connection with any proxy contest that may result from any such stockholder activism. Furthermore, when individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders, and could lead us to adopt other plans that we cannot predict which could focus on short-term benefits with longer-term costs or that may not be in the best interests of the company. Such stockholder activism may also create uncertainties with respect to our business development plans, financial position and operations, may result in changes to our senior management team, may adversely affect our ability to attract and retain key employees and may result in loss of potential business opportunities with our current and potential customers and business partners, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, such stockholder activism may cause significant fluctuations in the market value of our Class A common stock based on temporary or speculative market perceptions, uncertainties or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business, and could cause the market value of our Class A common stock to decline.
Concentration of ownership among existing executive officers, directors and their affiliates, including the investment funds they represent, may prevent new investors from influencing significant corporate decisions.
At December 31, 2024, executive officers, directors and their affiliates, including the investment funds they represent, as a group beneficially owned approximately 30.6% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of influence over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. Such influence could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
The issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise by us could dilute the ownership and voting power of our stockholders.
At December 31, 2024, we had approximately 534 million shares of Class A common stock authorized but unissued. In addition, our certificate of incorporation authorizes us to issue up to 10,000,000 shares of Class B common stock and 1,000,000 shares of preferred stock. The preferred stock can be issued with such rights and preferences as may be determined by our board. Our certificate of incorporation authorizes us to issue shares of Class A common stock or other securities convertible into or exercisable or exchangeable for shares of Class A common stock from time to time, for the consideration and on the terms and conditions established by our board in its sole discretion, whether in connection with a financing, an acquisition, an investment, stock incentive plans or otherwise. Such additional shares of Class A common stock or such other securities may be issued at a discount to the market price of Class A common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of Class A common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of Class A common stock. Any issuance of such securities could result in substantial dilution to our then existing stockholders and cause the market price of shares of Class A common stock to decline.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
In July 2023, the SEC implemented cybersecurity amendments effective for annual reports with fiscal years ending on or after December 15, 2023, which was effective for Navitas beginning in 2023. The board of directors oversees our cybersecurity program, which is managed by our director of IT in collaboration with management of our businesses and functions. During the year ended December 31, 2024, we experienced no material cybersecurity incidents. Our approach to identifying and managing cybersecurity risks involves maintaining an updated firewall, monitored by our director of IT, coupled with annual cybersecurity awareness training for all our employees. We also have email filters to prevent spam and phishing attacks, while anti-virus software on employee computers alerts our IT department to potential threats. We have performed an annual penetration test, conducted by consultants, to ensure the robustness of our cybersecurity. If a breach is discovered, the director of IT informs our chief financial officer and chief executive officer, who would then communicate the information to our board of directors.
Item 2. Properties.
We do not own any real property. We lease approximately 50,000 square feet of corporate office and research and development space in Torrance, California. We also lease office, research and development, and design center space in Shanghai, Shenzhen and Hangzhou, China; Hsinchu and Taipei, Taiwan; Dublin, Ireland; Mont-Saint-Guibert, Belgium; Campbell, California; and Seoul, Korea. We believe our present facilities are suitable and adequate for our current operating needs.
Item 3. Legal Proceedings.
The information required by this item is incorporated by reference from “Legal proceedings and contingencies,” included in Note 15 – “Commitments and Contingencies” – to the Consolidated Financial Statements in Item 8 of this report.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information. Our common stock has been listed on the Nasdaq Global Market under the ticker symbol “NVTS” since October 20, 2021.

Holders. As of March 14, 2025, there were 29 holders of record of our common stock. The actual number of beneficial owners of our common stock is much greater than the number of record holders and includes stockholders whose shares are held in brokerage accounts or by other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

Sale of Unregistered Securities. On November 27, 2024, we issued 30,000 shares of common stock to a former employee to resolve certain claims regarding stock options previously held by the employee. The shares were issued in a private transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. We did not receive any cash proceeds from the issuance. The former employee represented his intention to acquire the securities for investment only and not with a view to distribution. Appropriate transfer restriction notations have been applied to the book-entry positions reflecting the shares.
Item 6. [Reserved]
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
Overview
Navitas Semiconductor Corporation, a Delaware holding company, operates through its wholly owned subsidiaries, including Navitas Semiconductor Limited and GeneSiC Semiconductor LLC (“GeneSiC”). Originally founded in 2014 as the legacy Navitas Semiconductor business, we were previously an SEC registrant named Live Oak Acquisition Corp. II (“Live Oak”). On October 19, 2021, we completed a business combination (which we refer to as the “Business Combination”) in which, among other transactions, Live Oak acquired Navitas Semiconductor Limited and its subsidiaries, changed our name to Navitas Semiconductor Corporation. We acquired GeneSiC Semiconductor in August 2022. Further details about the Business Combination and the acquisition of GeneSiC Semiconductor can be found in our SEC filings.
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
A core strength of our business lies in our industry leading IP position. In addition to our comprehensive patent portfolio, our biggest proprietary advantage is our process design kit (PDK), the ‘how-to’ guide for Navitas designers to create new GaN based devices and circuits. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, EV, enterprise, and renewables. We evaluate various complementary technologies and look to improve our PDK, in order to keep introducing newer generations of GaN technology. In the years ended December 31, 2024 and 2023, research and development expenses represented approximately 91% and 87%, respectively, of our revenue. Navitas’ research and development activities are located primarily in the US and China.

Equity Method Investment
In October 2024, the Company began applying the equity method of accounting for its related party investment, in accordance with Accounting Standards Codification (“ASC”) 323, Investments—Equity Method and Joint Ventures. Under ASC 323, an investor must use the equity method when it has significant influence over the investee, typically indicated by ownership of 20% to 50% of the voting stock or other qualitative factors (e.g. board representation). The Company holds a 13.5% ownership stake in the investment and as part of the October 2024 transaction, received the option to appoint a representative to the investee’s board of directors. As a result, the Company remeasured its investment to its fair value of $5.55 per share as of the change in accounting and recognized its proportionate share of the investee’s earnings and losses for the period from November through December 2024, resulting in a net gain of $3.9 million for the year ended December 31, 2024. This amount is included in “Equity method investment gain” on the Statements of Operations.

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
Acquisition of VDDTech
On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the capital stock of VDDTECH srl, a private Belgian company (“VDDTech”), for approximately $1.9 million in cash and stock. Based in Mont-Saint-Guibert, Belgium, VDDTech creates advanced digital-isolators for next-generation power conversion. VDDTech’s net assets and operating results since the acquisition date are included in the Company’s Consolidated Balance Sheets and Consolidated Statement of Operations for the year ended December 31, 2024.

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
•market acceptance of our end customers’ products; governmental regulations influencing our markets; and
•the global and regional economic cycles;
•declines in average selling prices due product advances and market competition;
•changes in customer and distributor relationships including the impact of the Q4 2024 disengagement with a significant distributor and the ability to replace the associated volumes with a combination existing and new distributors;
•seasonal demand patterns particularly in mobile and consumer markets.
Our product revenue is recognized when the customer obtains control of the product and the timing of recognition is based on the contractual shipping terms of a contract. We provide a non-conformity warranty which is not sold separately and does not represent a separate performance obligation. Our product revenue is diversified across the United States, Europe, and Asia. We consider the domicile of our end customers, rather than the distributors we sell to directly to be the basis of attributing revenues from external customers to individual countries. Revenue for the twelve months ended December 31, 2024 and 2023, excluding channel inventories, were attributable to end customers in the following countries:

	Year Ended December 31,
Country	2024	2023
China	60%	62%
United States	16%	13%
Asia excluding China	15%	8%
Europe*	8%	17%
All others	1%	—%
Total	100%	100%

*Impractical to disclose revenue percentages by individual countries within Europe and therefore is presented in total.

Cost of Revenues
Cost of revenues consists primarily of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, manufacturing support costs, including labor and overhead (which includes depreciation and amortization) associated with such purchases, final test and wafer level yield fallout, inventory impairments, consumables, system and shipping costs. Cost of revenues also includes compensation related to personnel associated with manufacturing, including costs related to cash and stock-based employee compensation.
Research and Development Expense
Costs related to research, design and development of our products are expensed as incurred. Research and development expense consists primarily of pre-production costs related to the design and development of our products and technologies, including costs related to cash and stock-based employee compensation, benefits and related costs of sustaining our engineering teams, project material costs, third-party fees paid to consultants, prototype development expenses, write-offs of material to be utilized in research and development, and other costs incurred in the product design and development process.

Selling, General and Administrative Expense
Selling, general and administrative costs include employee compensation, including cash and stock-based compensation and benefits for executive, finance, business operations, sales, field application engineers and other administrative personnel. In addition, it includes marketing and advertising, IT, outside legal, tax and accounting services, insurance, and occupancy costs and related overhead based on headcount. Selling, general and administrative costs are expensed as incurred.
Interest Income (Expense), net
Interest income (expense), net primarily consists of interest associated with our royalty agreement.

Dividend Income
Dividend income consist of income earned on money market treasury funds that are recorded as cash equivalents.
Income Taxes
Legacy Navitas is a dual domesticated corporation for Ireland and U.S. federal income tax purposes. Refer to Note 14 - “Provision for Income Taxes”, in our accompanying consolidated financial statements elsewhere in this annual report.
Results of Operations
The tables and discussion below present our results for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,		Change $	Change %
(dollars in thousands)	2024	2023
Net revenues	$83,302	$79,456	$3,846	5%
Cost of revenues (exclusive of amortization of intangibles included below)	54,963	48,392	6,571	14%
Operating expenses:
Research and development	76,002	68,825	7,177	10%
Selling, general and administrative	62,863	61,551	1,312	2%
Amortization of intangible assets	18,926	18,820	106	1%
Restructuring expense	1,223	—	1,223	—%
Total operating expenses	159,014	149,196	9,818	7%
Loss from operations	(130,675)	(118,132)	(12,543)	11%
Other income (expense), net:
Interest (expense) income, net	(150)	1,314	(1,464)	(111)%
Dividend income	5,233	4,054	1,179	29%
Gain (loss) from change in fair value of earnout liabilities	36,644	(33,788)	70,432	(208)%
Other income	102	84	18	21%
Total other income (expense), net	41,829	(28,336)	70,165	(248)%
Loss before income taxes	(88,846)	(146,468)	57,622	(39)%
Income tax benefit	(342)	(517)	175	(34)%
Equity method investment gain	3,905	—	3,905	—%
Net loss	$(84,599)	$(145,951)	$61,352	(42)%
Less: net loss attributable to noncontrolling interest	—	(518)	518	(100)%
Net loss attributable to controlling interest	$(84,599)	$(145,433)	$60,834	(42)%

Comparison of the Years ended December 31, 2024 and 2023
Revenue
Net revenues for the twelve months ended December 31, 2024 were $83.3 million compared to $79.5 million for the twelve months ended December 31, 2023, an increase of $3.8 million, or 5%. The increase was driven primarily by the growth in mobile markets.
Cost of Revenues
Cost of revenues for the twelve months ended December 31, 2024 was $55.0 million, an increase of $6.6 million or 14% compared to the twelve months ended December 31, 2023. The increase was primarily driven by a $5.0 million inventory reserve related to a distributor disengagement and an increase in revenue from the mobile market.
Research and Development Expense
Research and development expense for the twelve months ended December 31, 2024 of $76.0 million increased by $7.2 million, or 10%, when compared to the twelve months ended December 31, 2023, primarily driven by an increase in product and package development as it relates to EV, enterprise and solar, coupled with a one-time $1.7 million project expense, a $2.0 million other asset impairment, as well as other R&D material purchases.
Selling, General and Administrative Expense
Selling, general and administrative expense for the twelve months ended December 31, 2024 of $62.9 million increased by $1.3 million, or 2%, when compared to the twelve months ended December 31, 2023. The increase is primarily driven by a $7.5 million bad debt expense due to a distributor disengagement. These expenses were largely offset by a decrease in stock-based compensation of approximately $8.0 million.
Amortization of Definite-Lived Intangible Assets
Amortization of definite-lived intangible assets for the twelve months ended December 31, 2024 of $18.9 million increased by $0.1 million, or 1%, when compared to the twelve months ended December 31, 2023. Amortization of intangible assets remained fairly consistent as we did not acquire new intangible assets.
Restructuring Expenses
We announced a cost-reduction plan (“2024 Restructuring Plan”). The 2024 Restructuring Plan includes a reduction in headcount with the majority of the costs consisting of employee severance and benefits. We incurred $1.2 million related to this plan for the twelve months ended December 31, 2024.
Other Income (Expense), net
Net interest income (expense), net for the twelve months ended December 31, 2024 of $(0.2) million compared to income of $1.3 million for the twelve months ended December 31, 2023. The $0.2 million expense as of December 31, 2024 is primarily due to interest associated with our royalty agreement. The $1.3 million interest income in 2023 was due the interest rate received on money markets funds.

Dividend income consists of income earned on our money market treasury funds that are recorded as cash equivalents in our Consolidated Balance Sheets. Increase of $1.2 million in dividend income from December 31, 2023 to December 31, 2024 is primarily due to the timing of when we transferred money into our money market treasury funds. As a result, the prior-year figure reflects only nine months of activity compared to twelve months in the current year.

During the twelve months ended December 31, 2024, we recognized a $36.6 million gain from a decrease in fair value of our earnout liabilities. The gain of $36.6 million in our earn-out liability was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq, resulting in a decrease in the estimated fair value of the earnout shares from $5.50 as of December 31, 2023 to $1.18 as of December 31, 2024.
Income Tax Benefit
Income tax benefit for the twelve months ended December 31, 2024 was $0.3 million while for the twelve months ended December 31, 2023, income tax benefit was $0.5 million. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

Equity method investment gain

In October 2024, we began applying the equity method to account for our joint venture investment. We adjusted the investment to its fair value of $5.55 per share as of the accounting change and recognized our proportionate share of the joint venture’s loss from the period November through December 2024, resulting in a net gain of $3.9 million for the year ended December 31, 2024.
Liquidity and Capital Resources
Our primary use of cash is to fund our operating expenses, working capital requirements, and outlays for strategic investments and acquisitions. In addition, we use cash to conduct research and development, incur capital expenditures.
We expect to continue to incur net operating losses and negative cash flows from operations and we expect our research and development expenses, general and administrative expenses and capital expenditures will remain relatively flat.
As December 31, 2024, we had cash and cash equivalents of $86.7 million. We currently expect to fund our cash requirements through the use of cash and cash equivalents on hand. We believe that our current levels of cash and cash equivalents are sufficient to finance our operations, working capital requirements and capital expenditures for the foreseeable future.
We expect our operating and capital expenditures to remain relatively flat. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through additional equity or debt financing or from other sources. If we raise additional funds through the issuance of equity, the percentage ownership of our equity holders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Cash Flows
The following table summarizes our consolidated cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(58,823)	$(41,379)
Net cash used in investing activities	$(9,271)	$(5,782)
Net cash provided by financing activities	$3,495	$89,663
We derive liquidity primarily from cash on hand and equity financing activities. As of December 31, 2024, our balance of cash and cash equivalents was $86.7 million, which is a decrease of $65.2 million or 43% compared to December 31, 2023.
Operating Activities
For the year ended December 31, 2024, net cash used in operating activities was $58.8 million, which primarily reflects a net loss of $84.6 million, adjusted for non-cash stock-based compensation of $43.0 million, non-cash gains of $40.5 million in earnout and our equity investment due to changes in fair value, $7.9 million of non-cash bonus accruals, $7.7 million for our allowance for credit losses, a $2.0 million impairment of other asset, and an aggregate cash used in operating assets and liabilities of $1.9 million. Specifically, the changes reflect a $2.8 million decrease in accounts payable, accrued compensation and other accrued expenses, $11.0 million decrease in customer deposit and deferred revenue, $1.7 million decrease in operating lease liability, partially offset by a $4.2 million decrease in accounts receivable, $6.8 million decrease in inventories, a decrease of $0.6 million in other assets, and a $2.1 million decrease in prepaid expenses and other current assets.
For the year ended December 31, 2023, net cash used in operating activities was $41.4 million, which primarily reflects a net loss of $146.0 million, adjusted for non-cash stock-based compensation of $54.0 million, non-cash losses of $33.8 million in earnout due to changes in fair value, $2.8 million of non-cash bonus accruals, and an aggregate cash provided in operating assets and liabilities of $2.8 million. Specifically, the changes reflect $16.7 million increase in accounts receivable and $3.2 million increase inventory, both as a result of higher revenues, $2.6 million increase in prepaids and other current assets, and a $2.5 million increase in other assets, partially offset by an increase of $13.7 million in accounts payable primarily due to timing of disbursements and higher inventory, and an increase of $10.5 million in deferred revenue.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 of $9.3 million was primarily due to purchases of fixed assets of $6.8 million and $2.5 million cash funding of a joint venture.
Net cash used in investing activities for the year ended December 31, 2023 of $5.8 million was primarily due to purchases of fixed assets of $4.8 million and $1.0 million cash funding of a joint venture.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 of $3.5 million was primarily the result of proceeds from stock option exercises of $0.8 million and proceeds from our employee stock purchase plan of $2.7 million.
Net cash provided by financing activities for the year ended December 31, 2023 of $89.7 million was primarily the result of proceeds from the issuance of common stock in our May 2023 public offering, net of issuance costs, of $86.5 million, proceeds from the issuance of common stock in connection with stock option exercises of $1.9 million and proceeds from our employee stock purchase plan of $1.3 million.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. As of December 31, 2024, our non-cancellable contractual arrangements consisted of lease obligations and an agreement for the purchase of equipment. Refer to Note 9 - “Leases” for further information on our minimum future payments related to lease obligations. In December 2024, we entered into an agreement with a vendor for the purchase of equipment, requiring quarterly installment payments. Refer to Note 15 - “Commitments and Contingencies” for additional details on purchase obligations.
Off-Balance Sheet Commitments and Arrangements
As of December 31, 2024, we did not have any off-balance sheet arrangements as discussed in Instruction 8 to Item 303(b) of Regulation S-K.
Critical Accounting Policies
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
We utilize the following critical accounting policies in the preparation of our financial statements. In addition to our critical accounting policies below, see Note 2 - “Significant Accounting Policies” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.
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
Revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which is defined by the commercial terms of each purchase but typically occurs at shipment. In determining whether control has transferred, we consider if there is a present right to payment and legal title, and whether risks and rewards of ownership have transferred to the customer. Refer to Note 2 - “Significant Accounting Policies” to our consolidated financial statements included elsewhere in this annual report for additional discussion of our revenue recognition policy.

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

Valuation of Inventory
We assess inventory to address potential obsolescence and declining values through periodic assessments, considering factors including estimates for future demand and net realizable value. Identified impaired inventory items are adjusted to reflect net realizable values. Changes in assumptions of product demand, the future salability of inventory, and the net realizable value of obsolete and unmarketable inventory could have a significant impact on the amount of the reserve recorded. These assumptions include the assessment of market conditions and trends, expected demand inclusive of sales forecasts, anticipated sales and market prices, and product obsolescence.

Stock-Based Compensation
We account for awards of stock-based compensation under our employee stock-based compensation plan using the fair value method. Accordingly, we estimate fair value of our stock-based awards and amortized this fair value to stock-based compensation expense over the requisite service period or vesting terms.

RSUs - The fair value per unit of each RSU grant award is determined on the grant date based on the Company’s stock price. Stock-based compensation is recognized on a straight-line basis over the requisite service period of the award. Forfeitures are recognized as they occur.

ESPP - We currently use the Black-Scholes option-pricing model to estimate the fair value of our Employee Stock Purchase Plan (ESPP) awards and amortize the expense over the requisite service period. The ESPP awards require management to make assumptions and to apply judgment in determining the fair value of the awards. The most significant assumptions and judgments include the expected volatility, risk-free interest rate, expected dividend rate and expected term of the award, in addition to the fair value of the underlying common stock.
LTIPs - The fair value for each tranche of the Long-term Incentive Plan Stock Option (“LTIP”) awards was determined using Black-Scholes model and a Monte Carlo simulation estimated at the initial grant date. We utilized the services of a professional valuation firm to develop the grant date fair value. The LTIP awards vest based on the achievement of certain market (stock price hurdles) and performance conditions (revenue and/or EBITDA targets). During the years ended December 31, 2024 and 2023, the LTIP awards require management to make assumptions and to apply judgment in determining the timing and amount of the recognition of the awards. The most significant assumptions and judgments include management’s forecasts related to award performance conditions, including whether certain performance conditions are probable. Awards are not recognized until they are deemed to be probable to vest, and awards may be derecognized if they are determined to be no longer probable.
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

These earnout shares have been categorized into two components: (i) the “Vested Shares” - those associated with stockholders with vested equity at the closing of the Business Combination that will be earned upon achievement of the Earnout Milestones. Any forfeited shares from unvested holders will be reallocated among the remaining earnout holders and (ii) the “Unvested Shares” - those associated with stockholders with unvested equity at the closing of the Business Combination which are subject to forfeiture if the employee leaves prior to the achievement of the Earnout Milestones. As the implicit service period has passed, these shares now remain contingent solely on meeting the earnout performance condition. The Vested Shares are classified as liabilities in the Consolidated Balance Sheets and the Unvested Shares are equity-classified stock-based compensation to be recognized over time (see Note 10 - “Stock-based Compensation”). The earnout liability was initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability is recorded as part of “Other income (expense), net” in the consolidated statement of operations.

The estimated fair value of the earnout liability was determined using a Monte Carlo analysis of 20,000 simulations of the future path of the Company’s stock price over the earnout period. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, and risk-free rate.
Recently Issued and Adopted Accounting Standards
See Note 2 - “Significant Accounting Policies” to our consolidated financial statements included elsewhere in this annual report for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As a “smaller reporting company” as defined in Item 10 of Regulation S-K, we are exempt from the disclosure requirements of this item in our Form 10-K.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Navitas Semiconductor Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Navitas Semiconductor Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of Inventory – Expected Demand and Net Realizable Value

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s inventory balance was $15.5 million as of December 31, 2024. The Company values inventory at lower of cost (first-in, first-out) or market. The Company periodically reviews inventory for potential obsolescence based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and net realizable value that incorporate market conditions. Inventory items determined to be impaired are reduced to their net realizable values.

The potential obsolescence is subjective and primarily dependent on the estimates of future demand and net realizable value for a particular product. Changes in assumptions of product demand, the future salability of inventory, and the net realizable value of obsolete and unmarketable inventory could have a significant impact on the amount of the reserve recorded. These assumptions include the assessment of market conditions and trends, expected demand inclusive of sales forecasts, anticipated sales and market prices, and product obsolescence.

We identified the valuation of inventory, in particular the estimate for potential obsolescence to reduce inventory to net realizable value and the significant assumptions relating to future demand and net realizable value, as a critical audit matter, because of the subjective judgments used by management, which involved significant audit effort and the use of especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the estimates for future demand and net realizable value included the following, among others:
•Evaluating the design and implementation of internal controls related to the Company’s estimated future demand and net realizable value including the Company’s review of future demand as reflected in the quarterly sales forecasts and application within the inventory reserve calculation.
•Evaluating management’s process used in developing the estimate by:
◦Evaluating the reasonableness of the methodology used.
◦Evaluating the reasonableness of the significant assumptions used, including, among others:
▪Examining purchase orders and/or other audit evidence of future demand.
▪Performing inquiries with non-financial personnel regarding slow-moving or obsolete inventory items and future expectations for selling prices.
▪Testing the completeness, accuracy, and relevance of the underlying data used.
▪Assessing the reasonableness of management’s expected net realizable value as reflected in anticipated sales and market prices through agreement to third party vendor information and experienced history.

/s/ Moss Adams LLP
Los Angeles, CA
March 19, 2025

We have served as the Company’s auditor since 2023.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value)	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,737	$151,892
Accounts receivable, net of allowance of $135 and $0, respectively	13,982	25,858
Inventories	15,477	22,234
Prepaid expenses and other current assets	4,070	6,178
Total current assets	120,266	206,162
RESTRICTED CASH	1,503	947
PROPERTY AND EQUIPMENT, net	15,421	9,154
OPERATING LEASE RIGHT OF USE ASSETS	6,900	8,268
INTANGIBLE ASSETS, net	72,195	91,099
GOODWILL	163,215	163,215
OTHER ASSETS	10,478	6,701
Total assets	$389,978	$485,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$10,754	$24,740
Accrued compensation expenses	8,623	10,902
Operating lease liabilities, current	1,767	1,892
Customer deposit and deferred revenue	—	10,953
Total current liabilities	21,144	48,487
OPERATING LEASE LIABILITIES NONCURRENT	5,553	6,653
EARNOUT LIABILITY	10,208	46,852
DEFERRED TAX LIABILITIES	441	1,040
NONCURRENT LIABILITIES	4,619	1,897
Total liabilities	41,965	104,929
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.0001 par value, 740,000,000 shares authorized as of December 31, 2024 and 2023, 188,114,202 and 179,196,418 shares issued and outstanding at December 31, 2024 and 2023, respectively	22	21
Class B common stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2024 and 2023, and 0 shares issued and outstanding at both December 31, 2024 and 2023	—	—
Additional paid-in capital	732,784	680,790
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(384,786)	(300,187)
Total stockholders’ equity	348,013	380,617
Total liabilities and stockholders' equity	$389,978	$485,546
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2024	2023
NET REVENUES	$83,302	$79,456
COST OF REVENUES (exclusive of amortization of intangible assets included below)	54,963	48,392
OPERATING EXPENSES:
Research and development	76,002	68,825
Selling, general and administrative	62,863	61,551
Amortization of intangible assets	18,926	18,820
Restructuring expense	1,223	—
Total operating expenses	159,014	149,196
LOSS FROM OPERATIONS	(130,675)	(118,132)
OTHER INCOME (EXPENSE), net:
Interest income (expense)	(150)	1,314
Dividend income	5,233	4,054
Gain (loss) from change in fair value of earnout liabilities	36,644	(33,788)
Other income	102	84
Total other income (expense), net	41,829	(28,336)
LOSS BEFORE INCOME TAXES	(88,846)	(146,468)
INCOME TAX BENEFIT	(342)	(517)
Equity method investment gain	3,905	—
NET LOSS	$(84,599)	$(145,951)
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(518)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(84,599)	$(145,433)

NET LOSS PER COMMON SHARE:
Basic net loss per share attributable to common stockholders	$(0.46)	$(0.86)
Diluted net loss per share attributable to common stockholders	$(0.46)	$(0.86)

WEIGHTED AVERAGE COMMON SHARES USED IN NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic common shares	182,460	168,927
Diluted common shares	182,460	168,927
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholder's Equity
(In thousands)	Class A common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive income (loss)	Non-controlling Interest	Total
	Shares	Amount
Balance at December 31, 2022	153,629	$18	$535,875	$(154,754)	$(7)	$3,628	$384,760
Issuance of common stock under employee stock option and stock award plans	9,835	—	5,904	—	—	—	5,904
Stock-based compensation expense related to employee and non-employee stock awards	—	—	45,043	—	—	—	45,043
Shares issued in public offering	11,500	3	86,459	—	—	—	86,462
Shares issued in connection with buyout agreement	4,232	—	7,509	—	—	(3,110)	4,399
Net loss	—	—	—	(145,433)	—	(518)	(145,951)
Balance at December 31, 2023	179,196	$21	$680,790	$(300,187)	$(7)	$—	$380,617
Issuance of common stock under employee stock option and stock award plans	8,918	1	12,758	—	—	—	12,759
Stock-based compensation expense related to employee and non-employee stock awards	—	—	39,236	—	—	—	39,236
Net loss	—	—	—	(84,599)	—	—	(84,599)
Balance at December 31, 2024	188,114	$22	$732,784	$(384,786)	$(7)	$—	$348,013
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,599)	$(145,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,967	2,160
Amortization of intangibles	18,926	18,820
Non-cash lease expense	1,888	2,036
Impairment of other asset	2,014	—
Other	—	85
Stock-based compensation expense	43,031	54,028
Allowance for expected credit losses	7,689	—
Gain from change in fair value of investment	(3,905)	—
(Gain) loss from change in fair value of earnout liability	(36,644)	33,788
Loss on disposition of property and equipment	148	—
Deferred income taxes	(599)	(784)
Non-cash bonus accruals	(7,882)	(2,757)
Change in operating assets and liabilities:
Accounts receivable	4,187	(16,731)
Inventories	6,757	(3,173)
Prepaid expenses and other current assets	2,108	(2,555)
Other assets	592	(2,546)
Accounts payable, accrued compensation and other accrued expenses	(2,803)	13,680
Operating lease liability	(1,745)	(1,946)
Customer deposit and deferred revenue	(10,953)	10,467
Net cash used in operating activities	(58,823)	(41,379)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment purchases	(2,500)	(1,000)
Purchases of property and equipment	(6,771)	(4,782)
Net cash used in investing activities	(9,271)	(5,782)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection with stock option exercises	812	1,923
Proceeds from issuance of common stock in May 2023 public offering	—	86,941
Payment of May 2023 public offering costs	—	(482)
Proceeds from employee stock purchase plan	2,683	1,281
Net cash provided by financing activities	3,495	89,663
NET INCREASE (DECREASE) IN CASH	(64,599)	42,502
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	152,839	110,337
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$88,240	$152,839
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$86,737	$151,892
Restricted cash	1,503	947
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$88,240	$152,839
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$296	$160
Capital expenditures not yet paid	$3,110	$499
Shares issued in connection with buyout agreement	—	22,400
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
1. ORGANIZATION AND BASIS OF PRESENTATION
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
The Company has two authorized classes of common stock: Class A and Class B. Both classes have identical voting, dividend, and liquidation rights. There were no outstanding Class B shares as of December 31, 2024 and 2023. The Company also has 1.0 million of preferred stock authorized with no amounts outstanding as of December 31, 2024 and 2023. The preferred stock may be issued with terms, rights, and preferences determined by the board of directors at the time of issuance.
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
Acquisitions
In February 2023, the Company acquired the remaining minority interest in its silicon control IC joint venture from Halo Microelectronics for a purchase price of $22.4 million in Navitas stock. See Note 18 - “Noncontrolling Interest” for more information.
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
On an ongoing basis, management evaluates the assumptions used in making estimates, including those related to (i) the collectability of accounts receivable; (ii) write-down for excess and obsolete inventory; (iii) warranty obligations; (iv) the value assigned to and estimated useful lives of long-lived assets; (v) the realization of tax assets and estimates of tax liabilities and tax reserves; (vi) recoverability of intangible assets; (vii) the computation of stock-based compensation; (viii) accrued compensation and other expenses; and (ix) the recognition of revenue. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third-party valuation specialists to assist with estimates related to the valuation of intangible assets, stock options, restricted common stock awards, and, earnout shares. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results could differ from those estimates.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Significant Accounting Policies
Segment Reporting
The Company is organized and operates as one reportable segment, the design, development, manufacture and marketing of integrated circuits and related components for use primarily in next-generation power semiconductors including gallium nitride (“GaN”) power integrated circuits (“ICs”), silicon carbide (“SiC”) devices and associated high-speed silicon system controllers, and digital isolators used in power conversion and charging. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. See Note 3 - “Segment Information” for more information.
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
Sales returns and allowances are estimated based on historical claims data and expected future claims. Provision for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided in the same period the related revenue is recognized, and are netted against revenue.
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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, in accordance with ASC 805, “Business Combinations”. The acquisition method requires identifiable assets acquired and liabilities assumed be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill.

The determination of estimated fair value requires the Company to make significant estimates and assumptions. These fair value determinations require judgment and involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items. As a result, the Company may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill.

Transaction costs associated with business combinations are expensed as they are incurred.
Inventories
Inventories (which consist of costs associated with the purchases of wafers from foundries and of packaged components from offshore assembly manufacturers, as well as internal labor and overhead, including depreciation and amortization, associated with the testing of both wafers and packaged components) are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews inventory for potential obsolescence and declining values through periodic assessments, considering factors including estimates for future demand and net realizable value. Inventory deemed impaired is written down to its net realizable value. Inventory write-downs are established based on market conditions and trends, expected demand inclusive of sales forecasts, anticipated sales and market prices, and product obsolescence. The Company capitalizes inventory when it is intended for commercial sale or use in production, while costs associated with research and development activities are only capitalized as supplies inventory when an alternative future use has been established.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
Stock-based compensation
The Company measures and recognizes compensation expense for all stock-based awards based on the grant date fair value of the awards. The Company recognizes compensation expense over the requisite service period in the consolidated statements of operations for restricted stock awards or vesting terms.
RSUs - The fair value per unit of each RSU grant award is determined on the grant date based on the Company’s stock price. Stock-based compensation is recognized on a straight-line basis over the requisite service period of the award. Forfeitures are recognized as they occur.
ESPP - We currently use the Black-Scholes option-pricing model to estimate the fair value of our Employee Stock Purchase Plan (ESPP) awards and amortize the expense over the requisite service period in the consolidated statements of operations. The option pricing model requires management to make assumptions and to apply judgment in determining fair value of the awards. The most significant assumptions and judgments include the expected volatility, risk-free interest rate, expected dividend rate and expected term of the award.
The expected volatility of the awards is determined based on a combination of the Company's own historical volatility and the historical volatility of selected public companies within its industry. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury notes with a term approximately equal to the expected term of the awards. The expected dividend rate is zero as the Company currently has no history or expectation of cash dividends on its common stock. The Company has adopted the practical expedient for determining the expected term of stock option awards, which is the midpoint between the end of the vesting term and the expiration of the award. The Company has elected to account for forfeitures as they occur.
The Company elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognize compensation expense on a straight-line basis over the requisite service period.
LTIPs - The fair value for each tranche of the Long-term Incentive Plan Stock Option (“LTIP”) awards was determined using Black-Scholes model and a Monte Carlo simulation estimated at the initial grant date. We utilized the services of a professional valuation firm to develop the grant date fair value.
The LTIP awards vest based on the achievement of certain market (stock price hurdles) and performance conditions (revenue and/or EBITDA targets). The most significant assumptions and judgments include management’s forecasts related to award performance conditions, including whether certain performance conditions are probable, which determine the timing and amount of the recognition of the awards. Awards are not recognized until they are deemed to be probable to vest, and awards may be unrecognized if they are determined to be no longer probable.
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operations and financial position.
The Company has no unrecognized tax benefits at December 31, 2024 and 2023. The Company’s federal and state income tax returns since inception are open and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. When necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the Consolidated Balance Sheets. The Company had no accrued interest and penalties at December 31, 2024 and 2023.
Accounts receivable
Accounts receivable are recorded at the amounts management expects to collect. To account for potential credit losses, the Company establishes an allowance for current estimated credit losses based on estimated losses from customers' inability to meet payment obligations. In evaluating collectability, management considers factors such as customer creditworthiness, past transaction history, current financial conditions, reasonable forecasts, industry trends, and changes in payment terms, reassessing as necessary. Past-due balances exceeding 90 days and other higher-risk amounts are individually assessed. If a customer’s financial condition deteriorates, impacting their ability to pay, additional allowances may be required. Management conducts a thorough analysis of each customer account to determine the appropriate allowance level. Estimated credit losses are recognized as a charge to earnings with a corresponding credit to the valuation allowance. At each reporting period, the Company reassesses the amount of probable credit losses based on the changes in risk characteristics of the underlying receivables as needed. Outstanding balances that remain uncollected after reasonable collection efforts are written off against the allowance for current estimated credit losses.
Accounts receivable also include unbilled receivables, which primarily represent revenue recognized for services performed but not yet invoiced to customers. All unbilled accounts receivables are expected to be billed and collected within twelve months.
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
The 8,433,333 warrants issued in connection with Live Oak’s Initial Public Offering (the “Public Warrants”), the 4,666,667 Private Placement Warrants and the Earnout Shares associated with Vested Shares are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments and earnout shares as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The Public Warrant quoted market price was used as the fair value for the Public Warrants and the Private Placement Warrants as of each relevant date. The Earnout shares were valued using a Monte Carlo analysis. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of significant current assets or require the creation of current liabilities. There were no outstanding warrants as of December 31, 2024, and December 31, 2023.

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

Patent Costs

The Company expense external costs, such as filing fees and associated attorney fees, incurred to obtain patents, but capitalized patents obtained through acquisition as intangible assets. The Company also expense costs associated with maintaining and defending patents subsequent to their issuance.

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
Restricted Cash
The Company’s restricted cash consists of funds held in a SAFE account in China, which are legally restricted from withdrawal for general corporate purposes. These funds are designated exclusively for the settlement of employee obligations related to restricted stock unit (RSU) and stock option releases, as well as the remittance of applicable taxes.
Investments
The Company holds an investment in an affiliate over which it has significant influence but does not maintain a controlling interest, the Company applies the equity method of accounting. This investment is reported under "Other assets" in the Consolidated Balance Sheets. The Company’s share of earnings and losses from this investment is recognized under “Equity method investment gain” on the Consolidated Statements of Operations.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
Foreign Currency Risk and Foreign Currency Translation
As of December 31, 2024, the Company’s primary transactional currency was U.S. Dollars. Gains and losses arising from the remeasurement of non-functional currency balances are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company realized a foreign currency transaction net loss of $0.3 million and $0.4 million in 2024 and 2023, respectively.
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
Advertising
Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. They are not material in 2024 and 2023.
Research and Development
Costs related to research, design, and development of the Company’s products are expensed as incurred. Research and development expense consists primarily of pre-production costs related to the design and development of the Company’s products and technologies, including costs related to contracted non-recurring engineering services. These expenses include employee compensation, benefits and related costs of sustaining the Company’s engineering teams, project material costs, third party fees paid to consultants, prototype development expenses, and other costs incurred in the product and technology design and development processes.
Reclassifications
Certain items in the prior period’s Condensed Consolidated Balance Sheets and condensed consolidated statements of operations have been reclassified to conform to the presentation for the twelve months ended December 31, 2024. Dividend income was previously included within interest income (expense), net. Additionally, for the prior period, the Company reclassed $0.9 million from inventories to prepaids and other current assets related to the sales returns inventory. The Company reclassed $1.4 million from prepaids and other current assets to other assets and $1.9 million from accounts payable and other accrued expenses to its own line for accrued royalties related to an indemnity asset and royalty liability, respectively. Additionally, the Company reclassed $0.9 million from cash and cash equivalents to restricted cash. During the year ended December 31, 2024, the Company revised its presentation of stockholders’ equity to separately present Class A and Class B Common Stock, previously combined in prior periods. This reclassification had no impact on total stockholders’ equity or financial results. In 2023, in the Statement of Cash Flows, the Company reclassified $1.3 million from Accounts Payable within operating activities to financing activities under Proceeds from the Employee Stock Purchase Plan (ESPP), coupled with a $2.8 million reclassification from Accounts Payable to Non-cash Bonus Accruals. There was no impact to net loss and retained earnings as a result of the reclassifications.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
Recently Issued Accounting Standards
In December 2023, FASB issued ASU 2023-09, titled Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments address investor requests for enhanced transparency regarding income tax information. Specifically, they improve income tax disclosures related to rate reconciliation and income taxes paid. This updated standard will be effective for annual periods starting in fiscal 2025 and interim periods beginning in the first quarter of fiscal 2026. Early adoption is permitted. The Company is currently assessing the impact of this standard and anticipates that it will result in disclosure changes only.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which mandates enhanced disclosure of specific costs and expenses within the notes to the financial statements. This updated standard will be effective for annual periods starting in fiscal 2028 and interim periods beginning in the first quarter of fiscal 2029. Early adoption is permitted. The impact of the updated standard on the financial statement disclosures is currently being assessed..

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) introduced Accounting Standard Update (ASU) 2023-07, titled Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update mandates that all public entities, including those with a single reportable segment, disclose one or more measures of segment profit or loss that the chief operating decision maker (CODM) uses to allocate resources and assess performance during interim and annual reporting periods. Furthermore, the standard requires the disclosure of significant segment expenses, other relevant segment items, and additional qualitative information. The Company adopted ASC 2023-07 and all related subsequent amendments during the current reporting period, as disclosed in Note 3 - “Segment Information” of this Form 10-K.
This Form 10-K does not include any other newly implemented accounting standards or pronouncements beyond those detailed above. Such exclusions were made because they either do not apply to the Company or are not anticipated to materially impact the condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

3. SEGMENT INFORMATION

Navitas operates as a single operating segment under ASC 280 - Segment Reporting, which establishes requirements for public entities to disclose financial information about operating segments. Under ASC 280, an operating segment is defined as a component of a company that generates revenue and expenses, has discrete financial data available, and is regularly reviewed by the Chief Operating Decision Maker (CODM) to assess performance and allocate resources. The Company's CEO, Gene Sheridan, serves as the CODM, overseeing financial performance and making resource allocation decisions at a consolidated level. The CODM primarily evaluates consolidated net income (loss) as the measure of segment profit or loss. While product-level data is available internally, it is not used for performance evaluation or resource allocation. Additionally, the CODM reviews detailed breakdowns of significant expenses, such as selling, general, and administrative (SG&A) expenses and research and development (R&D) costs, which are already disclosed in the income statement. Below is an overview of the specific items reviewed by the CODM.

	Year Ended December 31,
	2024	2023
NET REVENUES	$83,302	$79,456
COST OF REVENUES (exclusive of amortization of intangibles included below)	54,963	48,392
OPERATING EXPENSES:
Stock-based compensation	42,703	54,028
Employee	45,693	39,912
Amortization of intangible assets	18,926	18,820
Other	51,692	36,436
Total operating expenses	$159,014	$149,196
Operating loss	$(130,675)	$(118,132)
Other income (expense)	41,829	(28,336)
Loss before income taxes	$(88,846)	$(146,468)
Income tax benefit	(342)	(517)
Equity method investment gain	3,905	—
Net loss	$(84,599)	$(145,951)
Less: net loss attributable to noncontrolling interests	—	(518)
Net loss attributable to controlling interests	$(84,599)	$(145,433)

4. ACCOUNTS RECEIVABLE
Accounts receivable trade, net consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts receivable, gross	$12,578	$25,411
Unbilled receivables	1,539	447
Allowance for credit losses	(135)	—
Accounts receivable, net	$13,982	$25,858

Unbilled receivables relate to two customers.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

Allowance for credit losses activity (in thousands):

Allowance for Credit Losses
Balance at December 31, 2022	$—
Provision for credit losses, net of recoveries	(314)
Accounts written-off	314
Balance at December 31, 2023	$—
Provision for credit losses, net of recoveries	(7,619)
Accounts written-off	7,484
Balance at December 31, 2024	$(135)

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
5. INVENTORIES
Inventories consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$2,422	$7,743
Work-in-process	10,465	10,863
Finished goods	2,590	3,628
Total	$15,477	$22,234

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Furniture and fixtures	$330	$244
Computers and other equipment	11,714	10,339
Leasehold improvements	4,302	2,360
Construction in Progress	6,887	1,114
	23,233	14,057
Accumulated depreciation	(7,812)	(4,903)
Total	$15,421	$9,154
For the years ended December 31, 2024 and 2023, depreciation expense was $3.0 million and $2.2 million, respectively, and was determined using the straight-line method over the following estimated useful lives:

Furniture and fixtures	3 — 7 years
Computers and other equipment	2 — 5 years
Leasehold improvements	2 — 6 years

See below for the Company’s long-lived assets, net by region as of December 31, 2024:

	United States	International	Total
Property and Equipment	12,196	3,225	15,421
Operating ROU Assets	3,861	3,039	6,900
Other Assets	10,005	473	10,478
Total	$26,062	$6,737	$32,799

The Company’s long-lived assets, net by region as of December 31, 2023:

	United States	International	Total
Property and Equipment	$5,669	$3,485	$9,154
Operating ROU Assets	4,831	3,437	8,268
Other Assets	6,054	647	6,701
Total	$16,554	$7,569	$24,123

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
7. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
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
The short-term nature of the Company’s cash and cash equivalents, accounts receivable, debt and current liabilities causes each of their carrying values to approximate fair value for all periods presented. Cash equivalents classified as Level 1 instruments was $66.5 million for December 31, 2024 and $139.0 million for 2023.

The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$10,208	$10,208

Total	$—	$—	$10,208	$10,208

The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$46,852	$46,852

Total	$—	$—	$46,852	$46,852
The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the years ended December 31, 2024 and 2023.
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3). See Note 11 - “Earnout Liability” for more details. (In thousands):

Fair Value Measurements Using Significant Unobservable Inputs
Balance at December 31, 2023	$46,852
Fair value adjustment	(36,644)
Balance at December 31, 2024	$10,208

8. GOODWILL AND INTANGIBLES

Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
acquisition date and may be subject to adjustment within the measurement period, which may be up to one year from the acquisition date. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. As of the annual measurement date on September 30, 2024, the fair market value of the Company's stock continues to exceed its carrying value, with no indicators of impairment as of December 31, 2024.

There were no changes to goodwill during the fiscal year ended December 31, 2024. The following table presents the changes in the Company’s goodwill balance for the fiscal year ended December 31, 2023 (in thousands):

Goodwill
Balance at December 31, 2022	$161,527
Purchase price adjustment ¹	1,688
Balance at December 31, 2023	$163,215

¹ In 2023, the Company received information regarding products shipped by GeneSiC to a distributor prior to the Company’s acquisition of GeneSiC. GeneSiC had the option, but not the obligation, to accept returns sold to the distributor. The Company determined that a $1.7 million return liability should have been recorded as of the close of the acquisition on August 15, 2022. The Company recorded the return liability as a purchase price adjustment in 2023, resulting in an increase to goodwill and accounts payable and other accrued expenses of $1.7 million.

The following table presents the Company’s intangible asset balance by asset class for the fiscal year ended December 31, 2024 (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(900)	$—	Straight line	2 years
Developed Technology	53,500	(31,074)	22,426	Straight line	4-10 years
In-process R&D	1,177	—	1,177	Indefinite	N/A
Patents	34,900	(5,834)	29,066	Straight line	5-15 years
Customer Relationships	24,300	(5,771)	18,529	Straight line	10 years
Non-Competition Agreements	1,900	(903)	997	Straight line	5 years
Other	658	(658)	—	Straight line	5 years
Total	$117,335	$(45,140)	$72,195

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
The following table presents the Company’s intangible asset balance by asset class for the fiscal year ended December 31, 2023 (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(619)	$281	Straight line	2 years
Developed Technology	53,500	(17,703)	35,797	Straight line	4-10 years
In-process R&D	1,177	—	1,177	Indefinite	N/A
Patents	34,900	(3,424)	31,476	Straight line	5-15 years
Customer Relationships	24,300	(3,341)	20,959	Straight line	10 years
Non-Competition Agreements	1,900	(523)	1,377	Straight line	5 years
Other	658	(626)	32	Straight line	5 years
Total	$117,335	$(26,236)	$91,099

The following tables presents the changes in the Company’s intangible asset balance for the fiscal year ended December 31, 2024 and December 31, 2023 (in thousands):

Intangible Assets, net
Balance at December 31, 2022	$105,620
Additions to intangible assets	4,299
Amortization expense	(18,820)
Balance at December 31, 2023	$91,099
Other Adjustments	22
Amortization expense	(18,926)
Balance at December 31, 2024	$72,195

The amortization expense was $18.9 million for the fiscal year ended December 31, 2024 and was $18.8 million for the fiscal year ended December 31, 2023.

Total future amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending December 31,	Total
2025	$18,645
2026	14,042
2027	5,336
2028	4,690
2029	4,690
Thereafter	23,615
Total	$71,018

There were no impairment charges during the years ended December 31, 2024 and 2023.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
9. LEASES
The Company has entered into operating leases primarily for commercial buildings. As of December 31, 2024 no operating lease agreements contain economic penalties for the Company to extend the lease, and it is not reasonably certain the Company will exercise these extension options. Additionally, these operating lease agreements do not contain material residual value guarantees or material restrictive covenants. As of December 31, 2024, all leases recorded on the Company’s Consolidated Balance Sheets were operating leases.
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
Rent expense, including short-term lease cost, was $2.6 million and $2.7 million for the fiscal years ended December 31, 2024 and 2023, respectively. In addition to rent payments, the Company’s leases include real estate taxes, common area maintenance, utilities, and management fees, which are not fixed. The Company accounts for these costs as variable payments and does not include such costs as a lease component. Total variable expense was $0.3 million and $0.1 million for the fiscal years ended December 31, 2024 and 2023, respectively.

Information related to the Company right-of-use assets and related operating lease liabilities were as follows (in thousands):

	Fiscal Years Ended
	December 31, 2024	December 31, 2023
Cash paid for operating lease liabilities	$2,288	$1,919
Operating lease cost	$2,323	$2,036
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	$650	$3,230
Weighted-average remaining lease term	4.02	4.88
Weight-average discount rate	4.93%	5.08%

Maturities of lease liabilities (in thousands) due in the 12-month period ending December 31,
2025	$2,078
2026	2,010
2027	1,842
2028	1,687
2029	440
8,057
Less imputed interest	737
Total lease liabilities	$7,320

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
10. STOCK-BASED COMPENSATION
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
The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders at the Special Meeting on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of common stock; plus (b) up to 15,802,050 shares of common stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. As of December 31, 2024, the Company has issued 6,500,000 non-statutory stock options under the 2021 Plan.

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

The following table summarizes the stock-based compensation expense recognized for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(In thousands)	2024	2023
Cost of goods sold	$328	$—
Research and development	23,472	26,806
Selling, general and administrative	19,231	27,222
Total stock-based compensation expense	$43,031	$54,028

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
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

A summary of stock options outstanding as of December 31, 2024, and activity during the two years then ended, is presented below:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)
Outstanding at December 31, 2022	6,775	$0.59	6.2
Exercised	(3,899)	0.49
Forfeited or expired	(219)	1.06
Outstanding at December 31, 2023	2,657	$0.72	5.7
Exercised	(1,142)	0.71
Forfeited or expired	(16)	1.06
Outstanding at December 31, 2024	1,499	$0.74	4.7
Vested and exercisable at December 31, 2024	1,497	$0.74	4.7
During the years ended December 31, 2024 and 2023, the Company recognized $0.1 million and $0.5 million, respectively, of stock-based compensation expense for the vesting of outstanding stock options, excluding $2.5 million and $7.9 million, respectively, related to the LTIP Options described below. At December 31, 2024, unrecognized compensation cost related to unvested options was immaterial. The weighted-average period over which this remaining compensation cost will be recognized is 0.0 years.
Long-term Incentive Plan Stock Options
The Company awarded a total of 6,500,000 performance stock options (“2021 LTIP Options”) to certain members of senior management on December 29, 2021, pursuant to the 2021 Plan. These non-statutory options are intended to be the only equity awards for the recipients over the duration of the performance period. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $9.14 based on the Black-Scholes model and a Monte Carlo simulation incorporating 500,000 scenarios. The weighted average contractual period remaining is 7.0 years. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2023. The valuation model utilized the following assumptions:

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

Risk-free interest rate	1.47%
Expected volatility rates	67.33%
Expected dividend yield	—
Cost of equity (for derived service period)	11.77%
Weighted-average grant date fair value of options	$9.14

On a quarterly basis, management reviews the probable achievement for each of the tranches in the 2021 LTIP Options in regards to revenue and EBITDA, which includes assumptions for forecasted revenue and EBITDA. In connection with the “2021 LTIP Options”, the Company recognized $4.0 million and $6.9 million of stock-based compensation expense for the years ended December 31, 2024 and 2023, respectively. The unrecognized compensation expense related to probable tranches in the 2021 LTIP Options is $2.2 million as of December 31, 2024, and compensation expense will be recognized over 2.5 years. If the Company achieves all revenue and EBITDA performance metrics, the total incremental recognized expense would be $40.7 million.

The Company awarded a total of 3,250,000 performance stock options (“2022 LTIP Options”) to a member of senior management on August 15, 2022 pursuant to the 2021 Plan. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $10.00 per share and the average fair value on the grant date was $2.89. The weighted average contractual period remaining is 7.6 years. The Black-Scholes model and a Monte Carlo simulation incorporated 100,000 scenarios. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2023. The valuation model utilized the following assumptions:

Risk-free interest rates	2.82%
Expected volatility rates	68.48%
Expected dividend yield	—
Cost of equity (for derived service period)	14.64%
Weighted-average grant date fair value of options	$2.89

On a quarterly basis, management reviews the probable achievement for each of the tranches in the 2022 LTIP Options in regards to revenue and EBITDA, which includes assumptions for forecasted revenue and EBITDA. In relation to the 2022 LTIP Options, a member of senior management departed the Company prior to December 31, 2024, failing to meet the service requirement for the options. As a result, their options were forfeited, and the Company reversed the associated stock-based compensation. The Company recognized $0.6 million of stock-based compensation through the date of forfeiture in 2024 and $1.1 million of expense for 2023. The Company reversed the cumulative $2.1 million of stock-based compensation for the year ended December 31, 2024. No compensation expense related to the 2022 LTIP Options will be recognized subsequent to December 31, 2024.
Restricted Stock Units

The Company regularly grants RSUs to employees as a component of their compensation. A summary of RSUs outstanding as of December 31, 2024, and activity during the year then ended, is presented below:

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

Restricted Stock Unit Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	11,606	$5.93
Granted	6,184	6.30
Vested	(4,811)	5.76
Forfeited	(107)	7.47
Outstanding at December 31, 2023	12,872	$6.70
Granted	5,556	5.21
Vested	(7,005)	5.68
Forfeited	(1,871)	6.48
Outstanding at December 31, 2024	9,552	$6.63
During the years ended December 31, 2024 and 2023, the Company recognized $34.0 million and $31.5 million, respectively, of stock-based compensation expense for the vesting of RSUs. At December 31, 2024, unrecognized compensation cost related to unvested RSU awards totaled $46.7 million. The weighted-average period over which this remaining compensation cost is expected to be recognized is 2.1 years.
The Company implemented a yearly stock-based bonus plan in 2021 and plans to settle accrued bonus liabilities of $3.7 million related to fiscal year 2024 (included in “Accrued compensation expenses” on the Consolidated Balance Sheets), by issuing a variable number of fully-vested restricted stock units to its employees in 2024. Based on the closing share price of the Company’s Class A common stock of $3.57 on December 31, 2024, approximately 1.0 million shares would be issued, however the actual number of shares will be based on the share price at the date of settlement.
2022 Employee Stock Purchase Plan

In August 2022, the Company’s board of directors adopted the Company’s 2022 Employee Stock Purchase Plan (the “2022 ESPP”), subject to stockholder approval. The 2022 ESPP was approved by stockholders at the Company’s annual stockholders meeting held November 10, 2022. The Company authorized the issuance of 3,000,000 shares of common stock under the 2022 ESPP.

Under the 2022 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of offering or 85% of the fair value at the time of purchase, generally over a six-month period. The first offering period under the 2022 ESPP commenced in February 2023 and the second offering in September 2023. For the years ended December 31, 2024 and 2023, employees who elected to participate in the ESPP purchased 801,465 and 257,963 shares of common stock under the 2022 ESPP, resulting in cash proceeds to the Company of $2.7 million and $1.3 million, respectively. The purchase price was $4.55 and $2.19, which was 15% of the fair market value in March and September 2024, respectively. As of December 31, 2024 the Company had 1,940,572 remaining authorized shares available for purchase. During the year ended December 31, 2024 and 2023, the Company recognized $1.8 million and $1.2 million of stock-based compensation expense for the ESPP, respectively.

Other Share Awards
In connection with the acquisition of the remaining minority interest of a silicon control IC joint venture, as described in Note 18 - “Noncontrolling Interest”, the Company issued 841,729 fully vested shares to certain former employees of the joint venture with a grant date fair value totaling $4.5 million. Such amount has been recognized as stock-based compensation expense during the year ended December 31, 2023.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1.9 million in cash and stock. Among shares issued in the transaction, the Company issued approximately 113,000 restricted shares that are subject to time based vesting and issued approximately 151,000 restricted shares that are subject to time and performance based vesting over the next four and three years, respectively. These restricted shares are subject to certain individuals maintaining employment with the Company and, therefore, are accounted for under ASC 718. The Company recognized $0.6 million and $0.9 million of stock-based compensation expense related to the vesting of these shares during the year ended December 31, 2024 and 2023, respectively.

Unvested Earnout Shares
A portion of the earnout shares may be issued to individuals with unvested equity awards. While the release of these shares require achievement of the Earn-out Milestones, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million (or $11.52 per share). During the year ended December 31, 2024 and 2023, the Company recognized $0.2 million and $0.3 million of stock-based compensation expense for the vesting of earnout shares. As of the beginning of the second quarter of fiscal year 2023, these earnout shares had fully vested. At December 31, 2024 and 2023, there was no remaining compensation cost related to unvested earnout shares, except for forfeitures. Refer to Note 11 - “Earnout Liability”.

11. EARNOUT LIABILITY
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
These Earnout Shares have been categorized into two components: (i) the “Vested Shares” - those associated with stockholders with vested equity at the closing of the Business Combination that will be earned upon achievement of the Earnout Milestones. Any forfeited shares from unvested holders will be reallocated among the remaining earnout holders and (ii) the “Unvested Shares” - those associated with employee stockholders with unvested equity at the closing of the Business Combination which are subject to forfeiture if the employee left prior to the achievement of the Earnout Milestones. As the implicit service period has passed, these shares now remain contingent solely on meeting the earnout performance condition. The Vested Shares are classified as liabilities in the Consolidated Balance Sheets and the Unvested Shares are equity-classified stock-based compensation to be recognized over time (see Note 10 - “Stock-based Compensation”). The earnout liability was initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability is recorded as part of “Other income (expense), net” in the consolidated statement of operations.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
The estimated fair value of the earnout liability was determined using a Monte Carlo analysis of 20,000 simulations of the future path of the Company’s stock price over the earnout period. The forecasted stock price is a significant input in this analysis. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, and risk-free rate. The valuation model utilized the following assumptions:

	December 31, 2024	December 31, 2023
Risk-free interest rate	4.23%	4.05%
Equity volatility rate	90%	70%

As of December 31, 2024 and 2023, the earnout liability had a fair value of $10.2 million and $46.9 million, respectively which resulted in a gain in the fair value of the earnout liability of $36.7 million and a loss in the fair value of the earnout liability of $33.8 million for the year ended December 31, 2024 and 2023, respectively, due to the fluctuations in the fair value of the earnout liability.
12. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
A majority of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers.
The following customers represented 10% or more of the Company’s net revenues (in thousands):

	Year Ended December 31,
Customer	2024	2023
Distributor A	56%	45%

At the end of 2024, the Company terminated its distribution agreement with Distributor A. As a result of this termination, the Company incurred a bad debt expense of $7.5 million included in Selling, general and administrative expenses for the year ended December 31, 2024.
The Company had acquired inventory, which was intended to be primarily sold through this distributor. Given the termination, the Company re-evaluated the recoverability of its inventory and recorded a write-down of $5.0 million to Cost of Revenues for the year ended December 31, 2024. Additionally, the Company also had a research and development project related to creating future products for distribution to this customer, which was abandoned resulting in a $1.7 million charged to Research and development for the year ended December 31, 2024.

Revenues by Geographic Area
Revenues for the twelve months ended December 31, 2024 and 2023, were attributable to the following regions:

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

	Year Ended December 31,
Region	2024	2023
Hong Kong	64%	53%
Rest of Asia	18%	13%
US	9%	9%
China	4%	15%
Europe	4%	10%
All Other	1%	—%
Total	100%	100%

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
The following customers represented 10% or more of the Company’s accounts receivable:

	As of December 31,
Customer	2024	2023
Distributor A	44%	77%
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

The Company entered into an agreement to purchase raw materials from a supplier from September 29, 2022 through December 31, 2025, and accordingly made a $2.0 million deposit to be received as invoice credits toward future purchases. The Company is not obligated to purchase from this supplier, however, if the Company does not meet the minimum purchase requirements during the term, the Company may forfeit all or a portion of its $2.0 million deposit. As of December 31, 2024, the Company has determined it will not meet the minimum purchase requirements, therefore, the Company wrote-off this $2.0 million deposit, and is included in the Company’s research and development expenses for the year ended December 31, 2024.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
13. NET LOSS PER SHARE
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the period using the two-class method because the Company’s sponsor earnout shares are a participating security since these shares contain a non-forfeitable right to receive dividends. Under the two-class method, earnings are allocated to each class of common stock and participating security as if all of the earnings for the period had been distributed. As the Company incurred net losses during the years ended December 31, 2024 and 2023 and these securities are not contractually required to fund the Company’s losses, there is no allocation to the participating securities in the years presented. Diluted earnings per share are calculated by dividing net income (loss) by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding restricted stock units and restricted stock awards, the assumed issuance of awards for contingently issuable performance-based awards, as computed using the treasury stock method. Performance-based restricted stock units and restricted stock awards are included in the number of shares used to calculate diluted earnings per share after evaluating the applicable performance criteria as of period end and under the assumption the end of the reporting period was the end of the contingency period, and the effect is dilutive. The Company has no plans to declare dividends.
A summary of the net loss per share calculation is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Weighted-average common shares - basic common stock	182,460	168,927
Stock options and other dilutive awards	—	—
Weighted-average common shares - diluted common stock	182,460	168,927

Shares excluded from diluted weighted-average shares:
Dilutive shares excluded ¹	3,174	9,809
Shares excluded from diluted weighted average shares	3,174	9,809
¹ The Company’s potentially dilutive securities, which include unexercised stock options, unvested restricted stock units, ESPP shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for the fiscal years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023 the Company excluded 0.0 million and 0.3 million restricted stock awards from the diluted weighted average share count as their performance conditions have not been achieved. As of December 31, 2024 and 2023 the Company excluded 10.0 million Earnout shares from the diluted weighted average share count as their performance and/or market conditions have not been achieved. As of December 31, 2024 and 2023, 6.5 million and 9.8 million LTIP options have been excluded from the diluted weighted average share count, respectively, as their performance and/or market conditions have not been achieved.
As of December 31, 2024, the Company excluded 1.3 million of outstanding Class A common stock from basic and diluted weighted average share count as shares are subject to forfeiture based on market conditions that have not been achieved. These shares relate to certain shares of Class A common stock held by the Company’s SPAC sponsor that as part of the business combination were placed under market conditions requirements that if not met, would result in forfeiture. These requirements are consistent with the Earnout Milestones noted in Note 11 - “Earnout Liability” with each milestone tied to 421,000 shares. Each Earnout Milestone is considered met if at any time between March 18, 2022 (150 days following the Business Combination) and October 19, 2026, the volume-weighted average price of the Company’s Class A common stock is greater than or equal to $12.50, $17.00 or $20.00 for any twenty trading days within any thirty trading

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
day period, respectively. These shares are participating securities with the same voting and dividend rights as the Company’s other Class A common stock.

14. PROVISION FOR INCOME TAXES
U.S. and foreign components of loss before income taxes were (in thousands):

	Year Ended December 31,
	2024	2023
U.S. operations	$31,802	$(56,198)
Foreign operations	(120,648)	(90,270)
Total loss before income taxes	$(88,846)	$(146,468)
The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current benefit:
State	11	47
Foreign	242	226
Total current benefit	$253	$273

Deferred benefit:
Federal	$(114)	$(1,149)
State	(315)	232
Foreign	(166)	127
Total deferred benefit	$(595)	$(790)
Total	$(342)	$(517)
The provision (benefit) for income taxes differs from the amount that would result by applying the applicable federal income tax rate to income before income taxes, as follows:

	Year Ended December 31,
	2024	2023
Provision computed at Federal statutory rate	21.0%	21.0%
Change in valuation allowance	(39.2)%	(19.0)%
Foreign income tax rate and benefit	16.6%	7.7%
Effect of permanent differences	(0.2)%	(0.1)%
Non deductible executive compensation	(1.5)%	(2.3)%
Non deductible expenses - mark to market liabilities	8.7%	(4.8)%
Stock based compensation	(4.3)%	0.3%
State tax, net of federal	0.3%	(2.7)%
Other	(1.0)%	0.2%
Total	0.4%	0.3%

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2024 and 2023, deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$86,793	$59,953
Benefit of tax credit carry-forwards	208	207
Start-up costs	1,132	1,262
Capitalized research costs	17,473	11,629
Stock compensation	8,011	9,005
Lease Liabilities	1,383	1,602
Other	2,251	2,315
Valuation allowance	(100,628)	(66,663)
	$16,623	$19,310
Deferred tax liabilities:
Right of Use Asset	(1,300)	(1,528)
Depreciation	(53)	(178)
Intangibles	(15,711)	(18,644)
	$(17,064)	$(20,350)
Net deferred tax balance	$(441)	$(1,040)
During the fiscal years ended December 31, 2024 and 2023, the valuation allowance increased by $34.0 million and $26.5 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income. In the event that the Company determines, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, the Company would record a valuation allowance in the period the determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position.
The Company has approximately $220.9 million and $165.0 million of federal net operating loss (“NOL”) carryforwards and approximately $0.3 million and $0.2 million of tax-effected state NOL carryforwards as of December 31, 2024 and 2023, respectively. The federal NOLs expire in varying amounts through 2037, while the state NOLs expire in varying amounts through 2044. Federal NOLs arising from the years ended after December 31, 2017, may be carried forward indefinitely. Realization of the NOL carryforwards is dependent on the Company generating sufficient taxable income prior to expiration of the NOL carryforwards and these NOLs could also potentially be subject to usage limitations to the extent there are future changes in the Company’s ownership. As of December 31, 2024, the Company had a full valuation allowance on its net deferred tax assets. As of December 31, 2024, the Company continues to maintain a valuation allowance on the remaining deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. The Company also has foreign net operating loss carry forwards of $320.3 million and $199.7 million as of December 31, 2024 and 2023, respectively. Of the foreign NOLs, $319.5 million are in Ireland and the deferred tax asset has a full valuation allowance as a result of the historical losses in the country.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

The Company had no unrecognized tax benefits for the years ended December 31, 2024 or December 31, 2023. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the years ended December 31, 2024 and 2023. The Company is treated as a corporation for U.S. federal income tax purposes and is a tax resident in both Ireland and the United States.

15. COMMITMENTS and CONTINGENCIES
Purchase Obligations
At December 31, 2024, the Company had non-cancellable contractual agreements that were due beyond one year related to our lease obligations, see Note 9 “Leases”. In December 2024, the Company entered into an agreement with a vendor for the purchase of equipment wherein the Company will make quarterly installment payments of $0.8 million during 2026. The $2.8 million present value of these payments is reflected within “Noncurrent liabilities” at December 31, 2024 in the Consolidated Balance Sheets.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material claims were outstanding as of December 31, 2024. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
Release and license agreement
In March 2023, the Company entered into a Release and License Agreement (the “Agreement”) with a university. The Agreement stipulates the Company pay the university a total of $1.0 million over a period of three years, with the final payment by March 1, 2026. The agreement licenses the Company to sell certain products covered by a patent owned by the university, subject to the Company paying a royalty fee on revenues for covered products sold during the term. Based on an indemnity agreement entered into in connection with the Company’s acquisition of GeneSiC Semiconductor Inc. in August 2022, the Company expects to be indemnified by the sellers in that transaction for the royalty amounts up to approximately $1.0 million. The total amount of current and non-current accrued royalty was $1.8 million and $1.9 million as of December 31, 2024 and 2023, respectively.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
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
16. EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company contributes a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. For the fiscal years ended December 31, 2024 and 2023, the Company made $0.7 million and $0.6 million, respectively, in matching contributions to the 401(k) plan.
17. RELATED PARTY TRANSACTIONS
Joint Venture
In 2021, Navitas entered into a silicon control IC joint venture with Halo Microelectronics Co., Ltd. (“Halo”), a manufacturer of power management ICs, to develop products and technology relating to AC/DC converters. Navitas’ initial contribution to the joint venture was the commitment to sell its GaN integrated circuit die at prices representing cost plus insignificant handling fees, in exchange for a minority interest, with the right to acquire the balance of the joint venture based on the future results of the venture (among other rights and obligations). On January 19, 2023, the Company announced an agreement to acquire the remaining minority interest in the joint venture as well as rights to certain intellectual property from Halo and its U.S. affiliate for a total purchase price of $22.4 million in Navitas stock. Total related party revenues recognized by the Company as a result of arrangements with its joint venture were $0.0 million for both years ended December 31, 2024 and 2023, and are included in net revenues in the Condensed Consolidated Statements of Operations. See Note 18 - “Noncontrolling Interest”, for more information.

Related Party Investment

During the third quarter of 2022, Navitas made a $1.5 million investment in preferred interests of an entity under common control with the Company’s partner in the joint venture described above (“Related Party Investment”). During the first quarter of 2023 the Company made an additional investment of $1.0 million in the entity. The Related Party Investment was accounted for as an equity investment under ASC 321 Investments - Equity Securities. In accordance with ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. In October 2024, the Company began accounting for this investment under the equity method in accordance with ASC 323. The Company revalued its investment to its fair value of $5.55 per share and recorded its share of losses for the period of November through December 2024, resulting in a net gain of $3.9 million for the year ended December 31, 2024, which is recorded in “Equity method investment gain” on the Statements of Operations. The Related Party Investment was $8.9 million and $2.5 million as of December 31, 2024 and December 31, 2023, respectively, and is included in Other Assets in the Condensed Consolidated Balance Sheets.

Related Party Lease

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
The Company leases certain property from the family member of a senior executive of the Company, which expired in March 2024, and was a month-to-month lease through December 2024, and then was terminated. During the year ended December 31, 2024, the Company paid an immaterial amount in rental payments. These payments were made at standard market rates in the ordinary course of business. There was no rent obligation as of December 31, 2024.
The Company leases certain property from an entity that it is owned by an executive of the Company, which expired in September 2023, and was on a month-to-month lease through May 2024, and then was terminated. Rental payments in relation to this lease were $0.1 million for the year ended December 31, 2023. These payments were made at standard market rates in the ordinary course of business.

18. NONCONTROLLING INTEREST

In July 2021, the Company formed a joint venture for the purpose of conducting research and development on technology in the area of AC/DC converters for chargers and adapters.
On August 19, 2022, the Company obtained control of the joint venture, and no consideration was paid pursuant to the Change of Control Agreement. The Company consolidated the fair value of the net assets of the joint venture as of August 19, 2022, and the Company reports noncontrolling interests of the joint venture as a component of equity separate from the Company’s equity. The fair value of the noncontrolling interest and net assets is based on estimates. The Company’s net loss excludes loss attributable to the noncontrolling interests. The fair value of the joint venture was determined based on a multiple of future annual revenues with a discount rate of 30%. In connection with the consolidation, the Company reacquired a patent license, which was fair valued at $1.0 million based on comparable transactions during the year, and is amortized over a five year term. Goodwill of $3.1 million was recorded in connection with this transaction.
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023

19. RESTRUCTURING

On October 15, 2024, the Company announced a cost-reduction plan (“2024 Restructuring Plan”) to streamline the organization with increased focus on artificial intelligence data center, EV and mobile applications, accelerating the Company’s path to profitability. The 2024 Restructuring Plan includes a reduction in headcount with the majority of the costs consisting of employee severance and benefits. The Company incurred $1.2 million in the fourth quarter of 2024 related to this plan. The Company does not anticipate further costs associated with the 2024 Restructuring Plan. Restructuring-related liabilities are reported under "Accounts payable and other accrued expenses" on the Company’s Consolidated Balance Sheets.
A summary of the balance sheet activity related to the 2024 Restructuring Plan is as follows:

	Amounts accrued as of December 31, 2023	Costs Incurred	Cash Payments	Amounts accrued as of December 31, 2024
Employee Severance and Benefits	$—	$1,217	$706	$511
Other	—	6	—	6
	$—	$1,223	$706	$517

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
20. SUBSEQUENT EVENTS
The Company evaluated material subsequent events from the Consolidated Balance Sheet date of December 31, 2024, through March 19, 2025 the date the condensed consolidated financial statements were issued. There were no material subsequent events as of March 19, 2025, except as discussed below.
On January 20, 2025, the Company announced another cost-reduction plan aimed at streamlining operations and enhancing its focus on artificial intelligence data centers, EV, and mobile applications—accelerating its path to profitability. The plan includes an approximate 19% reduction in workforce, with most associated costs related to severance and stock-based compensation. The majority of these costs are anticipated to be incurred in the first quarter of 2025 and is not expected to be material. The majority of these costs are anticipated to be incurred in the first quarter of 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded the disclosure controls and procedures were not effective as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, due to material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, control activities, and monitoring activities components, relating to: (i) sufficiency of processes related to identifying and analyzing risks to the achievement of objectives across the entity, (ii) sufficiency of competent personnel with appropriate levels of knowledge, experience, and training in accounting for complex and non-routine transactions, and internal control matters to perform assigned responsibilities and have appropriate accountability for the design and operation of internal control over financial reporting; and (iii) ensuring control activities identified were performed in accordance with established policies, and (iv) performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning.

The entity level material weaknesses contributed to other material weaknesses within the Company’s system of internal control over financial reporting as follows:

A.the Company lacked sufficient controls to accurately identify and present activity within its statements of operations and cash flows. Specifically, the Company lacked controls in order to (1) accurately identify and present cash flows as either operating, investing or financing activities and (2) classify expenses within total operating expenses, and correctly classify activity associated with its equity method investment; and,
B.the Company's external reporting process is not appropriately designed to accurately identify, record, present and disclose transactions, including research and development assets, property and equipment and equity transactions.

These material weaknesses could result in misstatements of our consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

This annual report does not include an attestation report of our independent registered public accounting firm, Moss Adams LLP, as under the rules of the Securities and Exchange Commission the Company is a Small Reporting Company (SRC) with non-accelerated filer status.

Remediation Plan and Progress

Management has been executing and remains committed to implementing measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively.

In response to all unremediated material weaknesses, management has taken the following actions:

•engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and to assist with the remediation of deficiencies, as necessary,
•actively hiring accounting, and finance personnel to support our remediation efforts, as well as third-party resources with relevant expertise to augment our internal resources,
•assessing the specific training needs for newly hired and existing personnel to support our internal controls.

In response to the material weakness “(A)” management has taken the following actions:

•designing and implementing control activities in order to ensure that the Company’s financial close and reporting activities specifically address appropriate consideration and presentation of transactions recorded within the statements of operations and cash flows.

In response to the material weakness “(B)” management has taken the following actions:

•designing and implementing control activities in order to ensure that transactions related to research and development assets, property and equipment and equity transactions are appropriately identified, recorded, presented and disclosed, including (1) implementing established policies related to review of significant contracts and transactions, and (2) ensuring that significant contracts and transactions have documented accounting considerations.

As we continue to evaluate and work to improve our internal control over financial reporting, we may decide to take additional measures to address the material weaknesses or modify the remediation plans described above. We believe that these actions will remediate the material weaknesses, however the material weaknesses will not be considered remediated until we conclude all measures necessary to remediate the material weaknesses have been designed, implemented, and the applicable controls have operated for a sufficient period of time, and management has concluded, through testing, that these controls are designed and operating effectively. While management believes that the aforementioned plans will remediate the material weaknesses, there is no assurance on the exact timing of the completion of the remediation.

Remediation of Previously Reported Material Weaknesses

We previously disclosed material weaknesses in our internal control over financial reporting related to the following:

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

We completed the following activities as part of remediating these material weaknesses:

•designed and implemented controls to ensure that journal entries require independent review and authorization prior to processing,
•designed and implemented controls documenting the accounting treatment of the long-term incentive plan awards and earnout liability based on contractual terms,
•designed and implemented controls over the accounting for license and release agreement, including documenting the accounting treatment based on contractual terms and evaluating all key inputs and assumptions for completeness, accuracy and reasonableness,
•designed and implemented controls over the valuation of the earnout liability, including ensuring information utilized to classify awards as either equity or liability was complete and accuracy, and all key inputs were evaluated and reviewed for completeness, accuracy and reasonableness,
•designed and implemented controls to ensure reportable segments for purposes of segment reporting and reporting units for purposes of goodwill were supportable, including documenting information reviewed and evaluation of assumptions utilized.

We completed our testing of both the design and operating effectiveness of these controls and have determined that controls operated for a sufficient period of time for management to conclude that these material weaknesses have been remediated as of December 31, 2024.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.
Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the definitive proxy statement on Schedule 14A for our 2025 annual stockholders’ meeting, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2024 (our “Proxy Statement”).

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our President and Chief Executive Officer, Chief Financial Officer, and other executive and senior officers. The full text of this code of business conduct and ethics is posted on the investor relations page of our website, at
https://ir.navitassemi.com/corporate-governance/documents-charters. The reference to our website address in this filing does not include or incorporate by reference the information on that website into this filing. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of those provisions, on our website or in public filings to the extent required by the applicable rules.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our Proxy Statement.
Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from our Proxy Statement.
Part IV

Item 15. Exhibits and Financial Statement Schedules.
    (a) (1) Financial Statements. Financial statements included in this annual report are listed under Part II, Item 8.
(2) Financial Statement Schedules. Schedules not listed under Part II, Item 8 have been omitted because they are not required, not applicable, or the required information is otherwise included.
(3) Exhibits. The exhibits listed below are filed or furnished, as applicable, as part of this annual report or are incorporated by reference as indicated.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement and Plan of Reorganization, dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Live Oak Merger Sub Inc. and Navitas Semiconductor Limited, including as domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC (“Legacy Navitas”)	8-K	001-39755	2.1	5/7/2021

2.2	Agreement and Plan of Merger, dated as of August 15, 2022, by and among Navitas Semiconductor Corporation, Gemini Acquisition LLC, GeneSiC Semiconductor Inc., Ranbir Singh and The Ranbir Singh Irrevocable Trust dated February 4, 2022	10-Q	001-39755	2.1	11/14/2022

3.1	Second Amended and Restated Certificate of Incorporation of Navitas Semiconductor Corporation	8-K	001-39755	3.1	10/25/2021

3.2*	Amended and Restated Bylaws of Navitas Semiconductor Corporation, as amended

4.1	Description of Registrant’s Securities	10-K	001-39755	4.1	3/6/2024

10.1†	Navitas Semiconductor Corporation 2021 Equity Incentive Plan	8-K/A	001-39755	10.5	11/15/2021

10.2†	Form of Restricted Stock Unit Agreement	8-K	001-39755	10.6	10/25/2021

10.3†	Form of Stock Option Agreement	8-K	001-39755	10.7	10/25/2021

10.4†	Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan	S-4/A	333-256880	10.16	8/23/2021

10.5	Registration Rights Agreement, dated December 2, 2020, among Live Oak Acquisition Corp. II, Live Oak Sponsor Partners II, LLC and certain other security holders named therein	8-K	001-39755	10.3	12/8/2020

10.6†	Form of Indemnification Agreement	8-K	001-39755	10.4	10/25/2021

10.7	Lock-Up Agreement (Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.2	5/7/2021

10.8	Lock-Up Agreement (VPs), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.3	5/7/2021

10.9	Lock-Up Agreement (Non-Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.4	5/7/2021

10.10	Sponsor Letter Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.2	12/8/2020

10.11	Amendment to Letter Agreement, dated May 6, 2021, among Live Oak Acquisition Corp. II, its officers and directors and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	5/7/2021

10.12†	Employment Agreement of Gene Sheridan, dated as of May 6, 2021	S-4/A	333-256880	10.14	8/23/2021

10.13†	Employment Agreement of Daniel Kinzer, dated as of May 6, 2021	S-4/A	333-256880	10.15	8/23/2021

10.14†	Employment Agreement of Todd Glickman, dated as of May 6, 2021	8-K	001-39755	10.2	10/25/2021

10.15	Sponsor Letter Agreement, dated October 6, 2021, among Live Oak Sponsor Partners II, LLC, Live Oak Acquisition Corp. II and Navitas Semiconductor Limited	8-K	001-39755	10.3	10/7/2021

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
10.16†	Employment Offer Letter, dated May 17, 2022, between Ron Shelton and Navitas Semiconductor Corporation	10-Q	001-39755	10.1	8/15/2022

10.17†	Registration Rights Agreement, dated August 15, 2022, among Navitas Semiconductor Corporation, Ranbir Singh and The Ranbir Singh Irrevocable Trust dated February 4, 2022	10-Q	001-39755	10.1	11/14/2022

10.18†	Employment Offer Letter, dated August 15, 2022, among Navitas Semiconductor Corporation, Navitas Semiconductor USA, Inc. and Ranbir Singh	10-K/A	001-39755	10.31	4/14/2023

10.19†	Navitas Semiconductor 2022 Employee Stock Purchase Plan	10-K	001-39755	10.23	3/6/2024

10.20†	Navitas Semiconductor Executive Severance Plan	8-K	001-39755	10.1	1/3/2024

10.21†	Employment Offer Letter, dated December 1, 2023, between Navitas Semiconductor USA, Inc. and Janet Chou	10-K	001-39755	10.25	3/6/2024

10.22†	Letter Agreement, dated January 9, 2024, among Navitas Semiconductor USA, Inc., Navitas Semiconductor Corporation and Ron Shelton	10-K	001-39755	10.26	3/6/2024

10.23†	Letter Agreement, dated July 31, 2024, among Navitas Semiconductor USA, Inc., Navitas Semiconductor Corporation and Ranbir Singh	10-Q	001-39755	10.1	8/5/2024

10.24†*	Letter Agreement, effective November 26, 2024, among Navitas Semiconductor USA, Inc., Navitas Semiconductor Corporation and Ranbir Singh

19.1	Insider Trading Policy	10-K	001-39755	19.1	3/6/2024

19.2	Equity Grant Policy and Procedures	10-K	001-39755	19.2	3/6/2024
21.1	List of Subsidiaries	10-K	001-39755	21.1	3/6/2024

23.1*	Consent of Moss Adams LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350

97.1*	Navitas Semiconductor Dodd-Frank Clawback Policy

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________________________
†    Management contract or compensatory arrangement.
*    Filed herewith.
**    Furnished herewith.

Item 16. Form 10–K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Gene Sheridan
President and Chief Executive Officer

Date:	March 19, 2025

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Todd Glickman and Paul D. Delva, jointly and severally, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene Sheridan Gene Sheridan	President, Chief Executive Officer and Director (principal executive officer)	March 19, 2025
/s/ Todd Glickman Todd Glickman	Sr. V.P., Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 19, 2025
/s/ Daniel M. Kinzer Daniel M. Kinzer	Chief Operating Officer, Chief Technology Officer and Director	March 19, 2025
/s/ Richard J. Hendrix Richard J. Hendrix	Director	March 19, 2025
/s/ Brian Long Brian Long	Director	March 19, 2025
/s/ David Moxam David Moxam	Director	March 19, 2025
/s/ Dipender Saluja Dipender Saluja	Director	March 19, 2025
/s/ Ranbir Singh Ranbir Singh	Director	March 19, 2025
/s/ Gary K. Wunderlich, Jr. Gary K. Wunderlich, Jr.	Director	March 19, 2025