Form 10-K/A
period 2024-12-31
Navitas Semiconductor Corp
filed 2025-05-01
CIK 1821769

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.            ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $494,000,000. Shares held by directors, officers and stockholders who to our knowledge own 10% or more of our outstanding Class A common stock were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 190,529,835 shares of Class A common stock and 0 shares of Class B common stock were outstanding at March 14, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
In accordance with General Instruction G(3) to Form 10-K, we are filing this amendment no. 1 on Form 10-K/A solely for the purpose of including the items comprising Part III of Form 10-K. We are not amending or modifying any financial or other information included in Parts I and II or any exhibits of our original annual report on Form 10-K for the fiscal year ended December 31, 2024, which we filed with the Securities and Exchange Commission (SEC) on March 19, 2025. Part III information was omitted from our original Form 10-K in reliance on General Instruction G(3), which permits that information to be incorporated by reference from a registrant’s definitive proxy statement if the proxy statement is filed within 120 days after fiscal year-end. The reference on the cover page of our original Form 10-K to such incorporation by reference has been deleted, and this amendment amends and restates in their entirety the cover page and Items 10 through 14 of Part III of our original Form 10-K. We are also amending Item 15 of Part IV and the Exhibit Index to include currently dated certifications of our CEO and CFO.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the amended items of Parts III and IV and the Exhibit Index are set forth herein as amended in their entirety. Parts I and II, and the balance of Part IV of the original Form 10-K, are unchanged and have been omitted. Except as described above, this Form 10-K/A does not modify or update our original Form 10-K (including exhibits). Also, except as specifically described herein, this amendment does not describe events occurring after our filing of the original Form 10‑K, or modify or update disclosures in the original Form 10-K (including exhibits) affected by such subsequent events. This amendment should be read in conjunction with the original Form 10-K and other filings we have made with the SEC.

i

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Board Structure and Directors’ Terms of Office
Navitas’ business and affairs are managed under the direction of our board of directors, which currently consists of eight members, five of whom have been determined by the board of directors to be “independent” from the company and its management under applicable SEC regulations and Nasdaq Stock Market listing standards.

Under our second amended and restated certificate of incorporation (which we refer to simply as our certificate of incorporation), our board of directors is divided into three classes, referred to as Class I, Class II and Class III, with members of each class serving staggered three-year terms. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of our directors. The classification of our board may have the effect of delaying or preventing changes in control of our company.
The following table sets forth the names, ages as of March 31, 2025, and certain other information regarding each member of the board. Biographical information about each director follows the table.

			Current Term Expires	Standing Board Committees and Roles
Name	Age	Positions		Audit Committee	Compensation Committee	Governance and Sustainability Committee

Gene Sheridan*	59	Class I Director, President and Chief Executive Officer	2025
Dan Kinzer*	67	Class I Director, Chief Operating Officer and Chief Technology Officer	2025†
Ranbir Singh*	55	Class I Director	2025†
Brian Long	68	Class II Director	2026
David Moxam	68	Class II Director	2026
Dipender Saluja	60	Class II Director	2026
Richard J. Hendrix	59	Chair of the Board, Class III Director	2027
Gary K. Wunderlich, Jr.	55	Class III Director	2027

*
Under applicable Nasdaq listing standards and SEC rules, only independent directors may serve on the three standing committees of the board of directors. Hence, as current or previous executive officers of the company within the past three years, Mr. Sheridan, Mr. Kinzer and Dr. Singh do not serve on standing board committees.
					CHAIR	MEMBER

†	Dr. Singh was appointed to fill a newly created Class I directorship on November 26, 2024. Under our certificate of incorporation and bylaws, a newly created directorship resulting from an increase in the authorized number of directors may be filled by the remaining members of the board for the remainder of the full term of the class to which the new directorship was added.

As previously disclosed, on April 23, 2025, the board of directors accepted the resignation from the board of Mr. Kinzer as a Class I director, effective upon the appointment of a new Class I director to be appointed by the board off directors before the 2025 annual meeting of stockholders.

Biographical Information for Directors
Gene Sheridan. Mr. Sheridan is our President and Chief Executive Officer, and is a Class I member of our board of directors. From October 19, 2021 to April 23, 2025, he was chair of the board of directors. His current term of office as a director is scheduled to expire at the upcoming 2025 annual stockholders’ meeting. Mr. Sheridan co-founded Navitas and has served as President, Chief Executive Officer and member of the Navitas board since 2014. Mr. Sheridan has over 30 years of experience in the power management and semiconductor industry. From 2013 through 2015, Mr. Sheridan served as Chief Executive Officer of Empower Semiconductor, a provider of power management services, and since then has served as its executive chairman. From 2011 through 2013, he served as Senior Vice President and General Manager, Wireless Products Group at SMSC (now part of Microchip Technology, Inc.), a provider of mixed-signal, analog and

Flash-IP solutions. From 2006 to 2011, he served as Chief Executive Officer of BridgeCo (now part of Microchip Technology, Inc.), a networking media semiconductor company. Prior to that, Mr. Sheridan held various roles at International Rectifier, a power management technology company (now part of Infineon Technologies), from 1988 to 2006, including Vice President, Processor Power Group and Vice President, Consumer & Communications Business Unit. Mr. Sheridan received a Bachelor of Science, Electrical Engineering (BSEE) in 1988 from Clarkson University.

We believe Mr. Sheridan is qualified to serve on our board due to his extensive executive management and power management and semiconductor industry leadership experience as well as his deep knowledge of Navitas’ technology and business operations.

Daniel M. Kinzer. Mr. Kinzer is our Chief Operating Officer and our Chief Technology Officer and is a Class I member of our board whose term of office as a director is scheduled to expire at the upcoming 2025 annual stockholders’ meeting. He co-founded Navitas and has been a member of the Navitas board since 2014. He has served as Navitas’ Chief Technology Officer and Chief Operating Officer since 2014. Mr. Kinzer has over 30 years of experience as a senior technology executive leading research and development at semiconductor and power electronics companies. His experience includes developing advanced power device and IC platforms, wide bandgap gallium nitride (GaN) and silicon carbide (SiC) device design, integrated circuit (IC) and power device fabrication processes, advanced IC design, semiconductor package development and assembly processes, and design of electronic systems. From 2007 through 2014, Mr. Kinzer was Senior Vice President and Chief Technology Officer at Fairchild Semiconductor (now part of ON Semiconductor). Prior to that, he served in various positions, including Vice President of Research & Development and Director of Power IC Development at International Rectifier from 1988 through 2007. Mr. Kinzer holds a Bachelor of Science in Engineering, Department of Aerospace and Mechanical Sciences Program in Engineering Physics, from Princeton University.

We believe Mr. Kinzer is qualified to serve on our board due to his executive management and semiconductor and power electronics industry leadership experience as well as his deep knowledge of Navitas’ technology and business operations as Chief Technology Officer and Chief Operating Officer.

Ranbir Singh. Dr. Singh was elected to a new Class I directorship on November 26, 2024, to serve until the upcoming 2025 annual stockholders’ meeting. He was previously a member of Navitas’ senior management team following the company’s acquisition of GeneSiC Semiconductor Inc. (“GeneSiC”) on August 15, 2022, including as Executive Vice President, GeneSiC Business, until July 31, 2024. Dr. Singh was previously President and CEO of GeneSiC, which he founded in 2004. Prior to that he conducted research on silicon carbide (SiC) power devices, first at Cree Inc. (now Wolfspeed, Inc.) and then at the National Institutes of Standards and Testing (NIST). Dr. Singh has published on a wide range of SiC and power technology subjects, including PiN, JBS and Schottky diodes, MOSFETs, IGBTs, Thyristors and field-controlled thyristors. He received Ph.D. and M.S. degrees in Electrical and Computer Engineering from North Carolina State University and a B. Tech. degree from the Indian Institute of Technology, Delhi.

We believe Dr. Singh is qualified to serve on our board due to his leadership experience as founder and president of GeneSiC as well as his deep knowledge of silicon carbide technology and markets generally and GeneSiC’s technology and business specifically.
Brian Long. Mr. Long is a Class II member of our board whose term of office as a director is scheduled to expire at the 2026 annual stockholders’ meeting. Mr. Long has been a member of our board of directors since 2015 and, since the consummation of the Business Combination he has served as Lead Independent Director. He is a member of the audit committee, compensation committee, and nominating and governance committee. Mr. Long is a founder and has served as Managing Partner of Atlantic Bridge Capital, a venture capital firm, since 2004. Prior to that, he co-founded and from 1993 to 2003 served as Chief Executive Officer of CEVA (Parthus), a semiconductor company which went public. Mr. Long also co-founded and was chairman of GloNav Inc. (now part of NXP), from 2006 to 2008, which developed the first single-chip GPS solutions used on Samsung Galaxy mobile phones. Mr. Long is an investor and currently serves as a board member of various technology companies, including Intel Movidius since 2013, Quixey since 2012 and Hedvig Inc. since 2013. Previous investment and board seats include Maginatics, Inc. (now part of EMC), Ozmo Devices (now part of Atmel), BridgCo (now part of SMSC), Silicon Blue Technologies (now part of Lattice Semiconductor) and Osmetta Inc. (now part of Facebook). Mr. Long holds a Master’s in Electronic Engineering from Trinity College, Dublin.

We believe Mr. Long is qualified to serve on our board based on his experience as a board member of technology companies and his investing experience.

David Moxam. Mr. Moxam is a Class II member of our board whose term of office as a director is scheduled to expire at the 2026 annual stockholders’ meeting. He is also chair of the compensation committee and a member of the audit committee. He has been a member of our board of directors since 2014. Mr. Moxam is a founder and has been the Managing Partner of Malibu IQ, LLC, a venture capital firm, since 2011. Malibu IQ was an original investor in Navitas. Mr. Moxam was a founder of Authentix, Inc., a global provider of authentication and information services to central banks and global pharmaceutical and energy companies, and served as its Chief Executive Officer from 2002 to 2012. Prior to Authentix, he was President of the Global Financial division of EDS Corp., which went public in 1996. He is the Executive Chairman and serves as a board director at Decisio Health, Inc., the first FDA-accepted clinical decision support software platform for clinical care in hospitals that aims to improve clinical outcomes. Mr. Moxam was a founding member of the board of directors at PeopleShores PBC, a technology services provider and impact sourcing partner for socially conscious corporations, since 2017. Mr. Moxam has received various recognitions, including the Queen’s Award for

Enterprise in the U.K., and he was an Ernst & Young Entrepreneur of the Year for Technology in the U.S. Mr. Moxam holds graduate diplomas in Physics and Business Administration from Laurentian University in Canada and has participated in corporate executive programs with INSEAD, an international business school in France.

We believe Mr. Moxam is qualified to serve on our board based on his experience as a member of the Navitas board and his executive and board level experience at disruptive technology companies.

Dipender Saluja. Mr. Saluja is a Class II member of our board whose term of office as a director is scheduled to expire at the 2026 annual stockholders’ meeting. He is also chair of the nominating and governance committee. He has been a member of our board since 2015. Mr. Saluja has served as Managing Director of Capricorn Investment Group, an investment firm, since 2006. Prior to Capricorn Investment Group, he served in various operating roles at Cadence Design Systems, an electronic design company, from 1990 to 2006. Mr. Saluja currently serves on the boards of QuantumScape (NYSE: QS), Joby Aviation, Inc. (NYSE: JOBY) and several private companies. Mr. Saluja also currently serves as a Commissioner of the Global Commission to End Energy Poverty (GCEEP), on the leadership council of Cyclotron Road, on the Investment Advisory Committee of the PRIME Coalition, on the Investment Council of CalStart, and on the Advisory board of the Institute On The Environment.

We believe Mr. Saluja is qualified to serve on our board because of his extensive operational, management, strategy, investment and directorship experience, particularly in the areas of technology, electronics, semiconductors, transportation, renewable energy and cleantech.
Richard J. Hendrix. Mr. Hendrix is a Class III member of our board whose term of office as a director is scheduled to expire at the 2027 annual stockholders’ meeting. Mr. Hendrix has been a member of our board, chair of the audit committee and a member of the compensation committee since October 2021. He served as chief executive officer and a member of the board of directors of the registrant (then named Live Oak Acquisition Corp. II) from August 2020 to the closing of the Business Combination in October 2021. Mr. Hendrix has been operating executive for Crestview Advisors, a middle market focused private equity firm, since 2017. From January 2020 to December 2020, Mr. Hendrix served as an officer and director of Live Oak Acquisition Corp., a blank check company that consummated a business combination with Meredian Holdings Group, Inc., which was renamed Danimer Scientific, Inc. at the closing of the business combination. Mr. Hendrix continues to serve as a director of Danimer Scientific, Inc. From January 2021 to March 2023, Mr. Hendrix was chief executive officer and a member of the board of directors of Live Oak Mobility Acquisition Corp., a blank check company that redeemed all of its outstanding public shares in March 2023. From February 2021 to November 2023, Mr. Hendrix was chief executive officer and a director of Live Oak Crestview Climate Acquisition Corp., a blank check company which redeemed its shares in 2023. Mr. Hendrix previously was an executive at FBR & Co., a capital markets firm, in a variety of roles from 1999 to 2008 and as chief executive officer from 2009 to FBR’s sale in 2017, including serving as chairman from 2012 to 2017. Prior to FBR, Mr. Hendrix was a Managing Director in PNC Capital Markets’ investment banking group and headed PNC’s asset-backed securities business. Mr. Hendrix received his B.S. in Finance from Miami University.

We believe Mr. Hendrix is qualified to serve on our board due to his extensive finance, investment and advisory background.

Gary K. Wunderlich, Jr. Mr. Wunderlich is a Class III member of our board whose term of office as a director is scheduled to expire at the 2027 annual stockholders’ meeting. He also serves as a member of the nominating and governance committee. Since December 2023, Mr. Wunderlich has been President and CEO of PNFP Capital Markets, Inc. a wholly owned subsidiary of Pinnacle Financial Partners Inc (NASDAQ: PNFP). Mr. Wunderlich served as an officer of Live Oak Acquisition Corp. II from August 2020 to the consummation of the Business Combination on October 19, 2021. Since February 2022 Mr. Wunderlich has served as a Director of Valuence Merger Corp. I (NASDAQ: VMCA), a blank check company focused on combining with a merger target based in Asia (excluding China, Hong Kong and Macau). From February 2021 to November 2023, Mr. Wunderlich was President, Chief Financial Officer, Secretary and a member of the board of directors of Live Oak Crestview Climate Acquisition Corp., a blank check company which redeemed its shares in 2023. From January 2020 to December 2020, Mr. Wunderlich served as an officer of Live Oak Acquisition Corp., a blank check company that consummated a business combination with Meredian Holdings Group, Inc., which was renamed Danimer Scientific, Inc. at the closing of the business combination. Mr. Wunderlich is co-founder and managing partner of Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across a wide range of industries. Prior to co-founding Live Oak in 2019, Mr. Wunderlich was the founder and Chief Executive Officer of Wunderlich Securities, Inc. (“WSI”), a full-service investment banking and brokerage firm, from 1996 until its merger in 2017 with B. Riley Financial, Inc. From 2016 to 2018 Mr. Wunderlich was a member of the Securities Industry and Financial Markets Association’s (“SIFMA”) National Board of Directors. He was also a founding board member of the American Securities Association from its inception in 2016 until 2018. Mr. Wunderlich also served in various capacities with the Financial Industry Regulatory Authority (FINRA) including serving on the National Advisory Board, serving on the District 5 Committee as both a Member and Chairman, and serving as a Member of the National Membership Committee. Mr. Wunderlich received a B.A. in Economics from the University of Virginia and an M.B.A. from the University of Memphis.

We believe Mr. Wunderlich is qualified to serve on our board due to his extensive investment and securities background.

Director Independence

The Nasdaq Stock Market rules require that a majority of our board of directors be independent of the company and its management. Those rules also generally require that the three standing committees of the board be comprised solely of independent directors. For these purposes an “independent director” is defined generally as a person other than an executive officer or employee of the listed company or any other individual having a relationship which, in the opinion of the board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The board of directors reviews the independence of each of its members annually. On the basis of its most recent review, the board has determined that all members of the board of directors, other than Mr. Sheridan and Mr. Kinzer, who are employees of the company, is an independent director under the Nasdaq rules.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our president and chief executive officer, chief financial officer, and other executive and senior officers. The full text of our code of business conduct and ethics is posted on the investor relations page of our website, at https://ir.navitassemi.com/corporate-governance/documents-charters. This reference to our website does not include or incorporate by reference the information on that website into this proxy statement. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our website or in public filings to the extent required by applicable regulations or other requirements.

Board Leadership Structure and Role in Risk Oversight

Board Leadership. Mr. Sheridan, our President and CEO, served as chair of the board of directors from the closing of the Business Combination on October 19, 2021 until April 23, 2025. When Mr. Sheridan was elected chair, the board also elected Mr. Long as lead independent director. The board of directors believes it is in the best interests of the company and its stockholders that the board make its own determinations, from time to time, based on all of the then-current facts and circumstances, regarding whether to separate the roles of board chair and CEO and whether the board chair, if not the CEO, should be an independent director. Consistent with this belief, on April 23, 2025, the board appointed Richard J. Hendrix, an independent director, as chair of the board pursuant to the previously disclosed agreement of that date between the company, on the one hand, and Ranbir Singh and SiCPower, LLC, on the other hand. The board believes the current leadership structure is appropriate given the company’s and the board’s current needs.

Risk Oversight. Our management is responsible for day-to-day risk management of the company, subject to oversight by the board of directors and its committees with regard to the major risks inherent in our business, including strategic, regulatory, compliance, operational, financial, reputational and cybersecurity risks, and the efforts of management to address and mitigate such risks.

The board of directors receives reports concerning our risk assessment and risk management. In addition, the audit committee meets periodically with our independent auditors, with our general counsel and with management, to discuss the company’s major financial and other risk exposures and the steps to monitor and control such exposures. In addition, the board reviews information regarding other risks through reports of its other committees.

Restrictions on Hedging, Short Sales and Speculative Transactions

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

Insider Trading Policy

We have adopted an insider trading policy designed to promote compliance with insider trading laws, rules and regulations, and listing standards that apply to us. Among other provisions, the policy:

•prohibits trading by any Navitas director, officer or employee or their family members, while in possession of material nonpublic information;
•prohibits trading during scheduled “trading blackout” periods that generally begin on or around the 15th day of the last month of each calendar quarter and end one trading day after that quarter’s financial results have been announced by the company (except for trades under duly established 10b5-1 trading plans and certain “sell-to-cover” transactions solely to the extent necessary to satisfy minimum withholding tax requirements);
•encourages and facilitates directors, officers, and employees to utilize trading plans intended to satisfy the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934; and
•require executive officers and other key employees generally having access to nonpublic information to obtain authorization from the company compliance officer before executing trades in company securities, at any time.

The foregoing summary of our insider trading policy is qualified in its entirety by reference to the full text of the policy, which has been filed as Exhibit 19.1 to our 2024 Annual Report.

Policies and Practices Related to Stock Option and Similar Awards in Proximity to Material Disclosures

In September 2022 we adopted a policy and procedures for granting equity-based awards, which applies to all equity-based awards to directors, officers, employees, and consultants under our equity plans, including stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance shares and performance units. Although our equity incentive plan provides for the issuance of stock options, virtually all of our equity-based awards consist of RSUs, with the notable exception of LTIP option awards granted to three of our executive officers in 2021 and 2022 as discussed below under “Executive and Director Compensation—Long-Term Incentive Performance Awards to Executive Officers.”

Under the policy, it is the intent of the company not to manipulate the timing of the public release of material information, or the timing of any equity-based award, with the intent of benefiting an award recipient. Further, it is the intent of the policy that all equity-based awards be made during “open trading windows” as much as possible, i.e., at times when trading in Navitas securities is otherwise generally permitted under our Insider Trading Policy. The policy provides that annual equity-based awards are made on a fixed date each year, following the public announcement of the previous year’s financial results. The board of directors or its compensation committee may change the annual grant date for any particular year if the company is in possession of material non-public information or if the board or the compensation committee otherwise determines that making grants on such date would not be in the company’s best interests. We have never timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

The foregoing summary of our policy and procedures for granting equity-based awards is qualified in its entirety by reference to the full text of the policy, which has been filed as Exhibit 19.2 to our 2024 Annual Report.

During our last completed fiscal year we did not award stock options, stock appreciation rights or similar awards to any of our executive officers.

Communications with the Board of Directors

Stockholders who would like to send communications to our board of directors may do so by contacting our corporate secretary by any of the following methods:

Postal Mail	Corporate Secretary Navitas Semiconductor Corporation 3520 Challenger Street Torrance, CA 90503-1640, U.S.A.

Email	secretary@navitassemi.com

Phone	‘+1 (844) 654-2642

Stockholders may direct such communications to the chair of the board, board committee or committee chair, any individual director or the board as a group. We suggest, but do not require, that such submissions include the name and contact information of the stockholder making the submission and a description of the matter that is the subject of the communication. Communications are distributed by the secretary to the board, committee, or to any individual directors as appropriate, depending on the facts and circumstances outlined in the communication. In that regard, the board requests that certain items which are unrelated to the duties and responsibilities of the board be excluded, and has instructed the secretary not to forward junk mail, job inquiries, business solicitations, or offensive or otherwise inappropriate materials.

Board Meetings and Committees

During our last fiscal year ended December 31, 2024, our board of directors held 11 meetings, the audit committee held eight meetings, the compensation committee held five meetings, and the governance and sustainability committee held two meetings. Each director attended at least 75% of the aggregate of the total number of meetings of the board and the committees on which the director served. It is the policy of our board to regularly have separate meeting times for independent directors without management present.

Our board of directors has a standing audit committee, compensation committee, and governance and sustainability committee (formerly named the nominating and governance committee). The composition and responsibilities of each of the committees of our board is described below. Members serve on these committees until their resignation or until otherwise determined by the board.

Since, in our board members’ experience, holders of the vast majority of shares in public companies similar in size and nature to Navitas choose to vote their shares through the proxy process and, generally, do not themselves attend annual meetings of stockholders, our board has not adopted a formal policy regarding attendance by members of our board of directors at annual stockholders’ meetings. Two members of our board attended the 2023 annual stockholders’ meeting in person and the other five members participated virtually.

Audit Committee

The members of our audit committee are Richard J. Hendrix (chair), Brian Long and David Moxam. The board has determined that each committee member satisfies the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and Nasdaq. The board has also determined that Mr. Hendrix is an “audit committee financial expert,” as that term is defined in SEC rules, among other reasons because of his extensive finance, investment and advisory background as described above under “Biographical Information for Directors—Richard J. Hendrix.”

Our audit committee oversees our corporate accounting and financial reporting process and assists our board of directors in monitoring our financial systems and our legal compliance. Our audit committee responsibilities also include, among other things:

•selecting and hiring the independent registered public accounting firm to audit our financial statements;
•overseeing the performance of the independent registered public accounting firm and taking those actions as it deems necessary to satisfy itself that the accountants are independent of management;
•reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews, and the reports and certifications regarding internal control over financial reporting and disclosure controls;
•reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;
•overseeing our policies on risk assessment and risk management;
•reviewing related party transactions; and
•approving or, as required, pre-approving, all audit and all permissible non-audit services and fees to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter approved by our board of directors and that satisfies the applicable rules and regulations of the SEC and Nasdaq listing standards. A current copy of the charter is available on our website at https://ir.navitassemi.com/corporate-governance/documents-charters. This reference to our website does not include or incorporate by reference the information on that website into this proxy statement.

Compensation Committee

The members of our compensation committee are David Moxam (chair), Brian Long and Richard J. Hendrix. The board has determined that each committee member satisfies the requirements for independence under the applicable rules and regulations of the SEC and Nasdaq.

Our compensation committee oversees our corporate compensation programs. The compensation committee responsibilities also include, among other things:

•reviewing, and recommending to the board for approval, the compensation of our chief executive officer;
•reviewing and approving the compensation of our other executive officers;
•reviewing, and recommending to the board for approval, the compensation of directors;
•overseeing our overall compensation philosophy and compensation policies, plans and benefit programs for employees, including our executive officers;
•reviewing, approving and making recommendations to our board of directors regarding incentive compensation and equity plans; and
•overseeing the administration our equity compensation plans.

Our compensation committee operates under a written charter approved by our board of directors which satisfies the applicable SEC rules and regulations and Nasdaq listing standards. A current copy of the charter is available on our website at https://ir.navitassemi.com/corporate-governance/documents-charters. This reference to our website does not include or incorporate by reference the information on that website into this proxy statement.

The compensation committee generally reviews all elements of executive officer compensation in the first quarter of each year, in connection with the company’s annual performance review process and the board’s review of the company’s performance in the previous year. As part of this review the committee receives reports from, and consults with, an independent compensation consultant regarding current benchmarks and customary compensation levels and practices by similarly situated companies. The committee considers recommendations of the chief executive officer regarding the elements of compensation of executive officers based on such benchmark information. The committee does not delegate to any other persons any of its authority over executive compensation under the committee’s charter.

Governance and Sustainability Committee

The members of our governance and sustainability committee are Dipender Saluja (chair), Brian Long and Gary K. Wunderlich, Jr. The board has determined that each committee member satisfies the requirements for independence under the applicable rules and regulations of the SEC and Nasdaq.

The nominating and governance committee is responsible for, among other things:

•identifying, evaluating and selecting, or making recommendations to the board of directors regarding, nominees for election to the board of directors and its committees;
•reviewing and providing oversight over Navitas’ environmental, social and governance (ESG) framework, including in connection with with climate- and sustainability-related initiatives and other actions associated with the environment (see below under “Oversight of Sustainability Initiatives”);
•evaluating the performance of the board of directors and of individual directors;
•considering, and making recommendations to the board of directors regarding, the composition of the board of directors and its committees;
•reviewing developments in corporate governance practices;
•evaluating the adequacy of the corporate governance practices and reporting; and
•developing, and making recommendations to the board of directors regarding, corporate governance guidelines and matters.

Our nominating and governance committee operates under a written charter approved by our board of directors and that satisfies the applicable SEC rules and regulations and Nasdaq listing standards. A current copy of the charter is available on our website at https://ir.navitassemi.com/corporate-governance/documents-charters. This reference to our website does not include or incorporate by reference the information on that website into this proxy statement.

In evaluating and determining whether to ultimately recommend a person as a candidate for election as a director, the committee evaluates all factors that it deems appropriate, including the number of current directors. It also takes into account specific characteristics and expertise that it believes will enhance the diversity of knowledge, expertise, background and personal characteristics of the board. In determining whether to recommend a director for re-election, the committee also considers matters relating to the retirement of members, the director’s past attendance at meetings, participation in and contributions to the board and other qualifications and characteristics set forth in the committee’s charter.

Oversight of Sustainability Initiatives

In 2023 the board of directors formalized the company’s governance over environmental, social and governance (ESG) initiatives and programs by vesting the responsibility and authority for ESG oversight in the governance and sustainability committee, consistent with that committee’s overall responsibility to consider evolving corporate governance best practices. In addition to changing the name of the committee (from “nominating and governance committee”), the board amended the committee’s charter to provide specific responsibility for the committee to:

Review and provide oversight over the Company’s environmental, social and governance (ESG) framework, including without limitation in connection with climate- and sustainability-related initiatives and other actions associated with the environment. The Committee will assist the Board in providing guidance to management in respect of strategy, risk management, opportunities and expenditures, among other subjects relating to ESG matters.

Core Elements of Navitas’ Environmental Sustainability Program.

Enable energy and emissions reductions through our leading-edge power semiconductor technologies. Navitas’ sustainability program is directly aligned to our business plan and growth priorities. Our mission to Electrify Our World™ is built on energy efficiency and the transition from fossil fuels to renewable sources of electricity, which are the core of our business. Our gallium nitride (GaN) and silicon carbide (SiC) products are at the heart of the new world economy focused on more sustainable solutions to energy generation, due to their high efficiency and other performance factors that enable up to 3x more power and 3x faster charging in half the size and weight of traditional silicon solutions. As a result, GaN- and SiC-based solutions are displacing legacy silicon chips in power conversion and battery-charging applications. Navitas’ technology roadmap drives ever-improving power conversion efficiency as well as lower-cost manufacturing with a lower CO2 footprint. Similarly, market penetration of GaN- and SiC-based products (from Navitas as well as other suppliers) in power conversion and charging applications will directly contribute to global CO2 emission reductions in energy generation and energy consumption.

Measure, document and communicate the environmental benefits of our products. In 2021 we set out to publish what we believe to be the first annual reporting of Scope 1, 2 and 3 emissions as well as the kilowatt hours and and CO2 emissions saved by our products. We have published the Navitas Semiconductor Sustainability Report annually since 2021. For example we documented that the CO2 footprint to manufacture and ship gallium nitride products is up to 10x lower than silicon and reduces end application footprint by up to 30%. Similarly, our sustainability reports showed how improvements in the performance of electric vehicles (EVs) could accelerate worldwide EV adoption by three years and save up to 20% of road-sector emissions by 2050.

Reduce our own carbon footprint. Navitas is dedicated to enabling the transition to a net-zero future and achieving carbon neutrality in our business. In May 2022, Navitas Semiconductor announced that it was the world’s first semiconductor company to achieve CarbonNeutral®-company certification from the leading experts on carbon-neutrality and climate finance, Climate Impact Partners. Certification has continued, now including the GeneSiC team and portfolio. In addition to being CarbonNeutral-certified, our annual sustainability report includes published targets for scope 1 through 3 carbon footprint intensity reductions. Our calculations and CarbonNeutral certification are provided by recognized third-party experts in carbon footprint reduction.

For additional information about Navitas’ sustainability initiatives, visit https://navitassemi.com/environment-social-governance/. This reference to our website does not include or incorporate by reference the information on that website into this proxy statement.

Board Diversity

In determining whether to recommend a director nominee, the committee members consider and discuss diversity, among other factors, with a view toward the needs of the board as a whole. The committee members generally conceptualize diversity broadly to include, without limitation, concepts such as race, national origin, gender, sexual orientation, differences of viewpoint, professional background, education, skill and other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on the board. The committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. The committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the committee’s goal of creating a board that best serves the needs of the company and the interests of its stockholders.

Stockholder Recommendations for Director Nominees

The governance and sustainability committee will consider recommendations of qualified nominees by stockholders on a substantially similar basis as it considers other nominees. Stockholders who wish to recommend candidates directly to our governance and sustainability committee should send timely notice to the secretary of the company at our principal executive offices at the address below, together with information about the director candidate and the stockholder making the recommendation that would otherwise be required by the terms of our bylaws if the stockholder was nominating the individual for election to our board. To be timely, a stockholder’s notice must be delivered to the secretary not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual stockholders’ meeting. The committee may also request additional information concerning the director candidate that it deems reasonably required to determine the eligibility and qualification of the director candidate to serve on the board. Recommendations should be sent by mail to the attention of the corporate secretary; see above under “Communications with the Board of Directors.”

Item 11. Executive Compensation.
Compensation Policies and Practices

We adhere to the following policies and practices to help ensure that our overall executive compensation program reflects sound practices and drives performance on key financial measures.

What We Do		What We Don’t Do
☑	Independent Compensation Committee. Our compensation committee is comprised solely of directors determined to be independent under applicable SEC and Nasdaq rules.	☒	No Hedging. We prohibit employees, including our executive officers, from engaging in transactions or arrangements that are intended to increase in value based on a decrease in value of company stock.
☑	Independent Compensation Advisor. Our compensation committee has engaged an independent compensation consultant to provide the committee with independent guidance and analysis.	☒	No Repricing. Our equity incentive plan prohibits repricing of out-of-the-money options or stock appreciation rights to a lower exercise or strike price without approval of our stockholders.
☑	Annual Review. Our compensation committee annually reviews executive compensation against industry benchmarks and survey data, analyzed by the independent compensation advisor.	☒	No Executive Perqs. We do not generally provide perquisites to executives other than benefits with broad-based employee participation that are standard in our industry.
☑	Pay-for-Performance Approach. A majority of our executive officers’ total compensation is subject to annual as well as long-term performance conditions.	☒	No Defined Benefit Plan or SERP. We do not provide a defined benefit plan or Supplemental Executive Retirement Plan (SERP).
☑
Clawback Policy.Our board of directors has implemented a clawback policy to recoup any elements of incentive compensation in the event of a financial restatement involving performance measures upon which compensation was paid.
		☒	No Change-of-Control Gross-Ups. We do not provide excise tax gross-ups related to a change of control of the Company.
Summary Compensation Table

The following table sets forth information concerning the compensation earned for the years indicated by (i) our chief executive officer and (ii) the two most highly compensated executive officers in 2024, other than the chief executive officer, who were serving as executive officers at the end of 2024 (our “named executive officers” or “NEOs”).

Name and principal position	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Gene Sheridan President and Chief Executive Officer, and Class I Director	2024	$565,125		$—	$13,962	$579,087
	2023	$541,669		$504,970	$13,362	$1,060,001

Daniel M. Kinzer(3) Chief Operating Officer and Chief Technology Officer, and Class I Director	2024	$462,375		$—	$13,905	$476,280
	2023	$443,751		$309,868	$13,362	$766,981

Todd Glickman(4) Senior Vice President, Chief Financial Officer and Treasurer	2024	$316,949		$325,998	$12,840	$655,787

(1)
Annual bonus amounts are shown in the “Stock Awards” column and reflect performance-based bonuses earned in respect of the year indicated and paid in March of the following year in the form of vested restricted stock units (RSUs). For additional information, see “Annual Bonus” below. For Mr. Sheridan and Mr. Kinzer, amounts shown reflect annual bonuses earned in respect of 2023 and paid in March 2024. For Mr. Glickman, amount shown reflects the grant date value of RSUs awarded to Mr. Glickman in 2024, which vest ratably over four years, and the value of a performance-based annual bonus earned in respect of 2024 and paid in the form of vested RSUs in March 2025.

(2)	Reflects employer matching contributions under Navitas’ 401(k) plan and the dollar value of life insurance premiums paid by the company.

(3)	As previously disclosed, on April 23, 2025, Mr. Kinzer resigned from his executive roles and as a member of the board. Mr. Kinzer will continue to serve in an advisory role supporting technology and product innovation in the area of GaN technology.

(4)	Mr. Glickman became an executive officer on October 4, 2024. He was not an executive officer in 2023.
.
Employment Arrangements with Named Executive Officers

Before the Business Combination, Navitas had entered into at-will employment agreements with each of its executive officers at the time, which set forth the general terms of employment, including salary, equity incentive compensation and other employee benefits provided to senior executives of the company. In connection with the Business Combination, Mr. Sheridan, Mr. Kinzer and Mr. Glickman entered into new employment agreements, dated as of May 6, 2021 and which became effective upon consummation of the Business Combination on October 19, 2021, on substantially the same terms as their previous employment agreements, except that the new employment agreements do not provide for an equity compensation component or terms. The agreements provide for a minimum annual base salary of $375,000 for Mr. Sheridan, $350,000 for Mr. Kinzer and $275,000 for Mr. Glickman. Each agreement provides that, in the event the employment of the executive is terminated by Navitas without cause, or by the executive for good reason (as cause and good reason are defined in the agreements), the executive will be entitled to severance equal to 12 months’ base salary and continued health care benefits for 12 months. The executives are also entitled to benefits under the Navitas Semiconductor Executive Severance Plan, as further described below. Any benefits provided under the executive severance plan would be in lieu of, and not in addition to, benefits provided under their employment agreements.

The foregoing description of Mr. Sheridan’s, Mr. Kinzer’s and Mr. Glickman’s employment agreements is qualified in its entirety by reference to full text of the agreements, which are filed as Exhibits 10.12, 10.13 and 10.14, respectively, of our 2024 Annual Report.

Annual Incentive Bonus

Executive officers may receive an annual bonus based on Navitas’ achievement of corporate and individual performance goals approved by the board of directors in the first quarter of the applicable year. An executive’s bonus opportunity is stated as a percentage of the executive’s annual base salary, assuming the achievement of a “target” level of performance. Actual bonus amounts may range from 0% to 150% of the target amount, depending on the extent to which the goals are achieved or exceeded. Annual bonuses may be paid in cash or vested restricted stock units following approval by the compensation committee and, in the case of bonuses paid to the CEO, the board of directors.

For 2024, the compensation committee and board of directors established corporate financial performance goals based on revenues, gross margins and cash utilization. The following table sets forth annual bonus levels for our named executive officers for bonuses earned with respect to 2024 and paid in March 2025 in the form of vested restricted stock units.

	Bonus opportunity as % of base salary at target performance	Maximum bonus opportunity as % of base salary	Bonus awarded for 2024
			As % of target opportunity	As % of base salary
Gene Sheridan	100%	150%	0%	0%
Dan Kinzer	75%	112.5%	0%	0%
Todd Glickman	50%	75%	24.6%	12.6%

Executive Severance Plan

On December 27, 2023, upon the recommendation of its compensation committee and considering the advice of the company’s independent compensation consultant, the board of directors approved and adopted the Navitas Semiconductor Executive Severance Plan (the “Severance Plan”) for employees at the level of senior vice president or above, including the company’s named executive officers. The purpose of the plan is to attract and retain qualified executives to assure the present and future continuity, objectivity and dedication of senior management, including in connection with a change in control of the company.

The Severance Plan provides for the payment of severance and other benefits to eligible employees in the event of a termination of their employment by the company without cause or by the executive for good reason, as those terms are defined in the Severance Plan (each, a “Qualifying Termination”). In the event of a Qualifying Termination and subject to the executive’s execution of a general release of liability in favor of the company, the Severance Plan provides the following payments and benefits to covered executives:

continued payment of base salary following termination for one year in the case of the chief executive officer or six months the case of other covered executives (including the other named executive officers);

upon attainment of the performance criteria with respect to the annual incentive bonus for the year in which the termination occurs, a pro-rated bonus based on the portion of the year in which the executive was employed before termination, payable over the same period as continued salary payments or thereafter, as applicable; and

payment of health insurance premiums and continued coverage under the company’s health insurance plans for one year following termination in the case of the chief executive officer or six months in the case of other covered executives (including the other named executive officers).

In the event of a Qualifying Termination during the three-month period before or the 12-month period following a change in control, as defined in the Severance Plan, and subject to the applicable executive’s execution of a general release of liability in favor of the company, the Severance Plan provides the following payments and benefits to covered executives:

a lump-sum payment equal to the executive officer’s base salary for two years in the case of the chief executive officer or 18 months in the case of other covered executives (including the other named executive officers);

a lump-sum payment equal to two times the executive officer’s target annual bonus opportunity in the case of the chief executive officer, or 1.5 times the target annual bonus opportunity in the case of other covered executives (including the other named executive officers);

pro-rated payment of the executive’s annual incentive bonus for the year in which the termination occurs, based on target performance and the portion of the year in which the executive was employed before termination;

acceleration of vesting of time-based equity awards under the company’s equity incentive plan and, upon achievement of applicable performance goals, acceleration of vesting of performance-based equity awards (other than long-term incentive program (“LTIP”) option awards) based on actual performance; and

payment of health care insurance premiums and continued coverage under the company’s health insurance plans for two years following termination in the case of the chief executive officer or one year in the case of other covered executives (including the other named executive officers).

The Severance Plan does not provide for a gross-up payment to any of the executive officers, or any other eligible employee, to offset any excise taxes that may be imposed on excess parachute payments under Section 4999 (the “Excise Tax”) of the Internal Revenue Code of 1986, as amended. Instead, the Severance Plan provides that in the event that the payments described above would, if paid, be subject to the Excise Tax, then the payments will be reduced to the minimum extent necessary so that no portion of the payments is subject to the Excise Tax, except that, if the net amount of the payments without such reduction (after giving effect to the Excise Tax and income tax consequences) would be greater than 105% of the reduced amount (after giving effect to income tax consequences), then the net amount without such reduction would be paid.

To the extent any covered executive is entitled to more favorable severance benefits under an employment agreement with the Company, similar benefits would not be payable under the Severance Plan, and any benefits payable under the Severance Plan will be in lieu of and not in addition to severance benefits under any such agreement.

The above description is a summary of the terms of the Severance Plan and is subject to, and qualified in its entirety by, the terms of the Severance Plan, a copy of which is filed as Exhibit 10.24 of our 2024 Annual Report.

Outstanding Equity Awards at 2024 Fiscal Year End

The following table provides information on all outstanding option and stock awards held by our named executive officers as of December 31, 2024.

		Option Awards				Stock awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)(1)	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares or units of stock that have not vested ($) (3)
Gene Sheridan	12/29/21		3,250,000	$15.51	12/29/31

Dan Kinzer	12/29/21		3,250,000	$15.51	12/29/31

Todd Glickman	8/18/19	73,352		$0.21	8/18/29
	4/25/22					20,136	$71,886
	2/1/24					37,500	$133,875
(1)    Consists of long-term incentive performance (“LTIP”) option awards under the Equity Plan. The awards are structured as non-qualified stock options subject to vesting based on the achievement of share price targets and financial performance goals over a seven-year performance period from 2022 through 2028, inclusively. For more information, see “Long-Term Incentive Performance Awards to Executive Officers” below.
(2)    Consists of unvested restricted stock units (RSUs).
(3)    In accordance with SEC regulations, amounts in this column equal the closing market price per share of our common stock on December 31, 2024 ($3.57), the last trading day of the fiscal year, multiplied by the number of shares underlying the RSU award shown in the adjacent column. Amounts shown in this column do not necessarily represent the fair value for expensing purposes or the fair value of corresponding awards that were expected to vest as of December 31, 2024.

Long-Term Incentive Performance Awards to Executive Officers

Background. Following the completion of the Business Combination and launch of Navitas as a public company in October 2021, the compensation committee, in consultation with the company’s compensation consultant and the board of directors, determined that performance goals for Navitas’ key leaders—including Gene Sheridan, our founding Chief Executive Officer, and Dan Kinzer, our founding Chief Technology Officer and Chief Operating Officer—should focus on financial metrics that directly impact shareholder return over the long term. At the same time, the committee was mindful of the need to design an incentive program for the company’s co-founders that would serve to retain the executives while also rewarding continued business success in the near and medium term. Based on these considerations, the committee determined that a long-term incentive focused on ambitious revenue growth tied to stock price and profitability gains would serve the company’s and stockholders’ interests during the expected key growth years ahead. On this basis, the compensation committee and board approved an award of long-term incentive performance (“LTIP”) awards to Mr. Sheridan and Mr. Kinzer on December 29, 2021.

As these awards are designed to be the exclusive long-term equity incentive component of each executive’s compensation, the executives are not eligible to receive additional annual equity incentive awards until after the conclusion of the seven-year performance period ending December 31, 2028.
Award Design. Each LTIP award is structured as a grant of non-qualified stock options under the Equity Plan to purchase up to 3,250,000 shares of common stock at an exercise price per share equal to the higher of $10.00 or the fair market value of our common stock on the grant date. Accordingly, the exercise price of Mr. Sheridan’s and Mr. Kinzer’s LTIP options is $15.51 per share. Each executive’s award is divided into 10 tranches of 325,000 options, with each tranche having a corresponding share price target, revenue target and, for tranches 4-10 only, a target for adjusted EBITDA. Each target value is greater than the respective value in the preceding tranche. The targets for all executives are the same. The share price and performance targets are designed to provide financial rewards to the executives conditioned upon Navitas’ achievement of financial performance milestones which, if realized, would be expected to result in substantial increases in shareholder value over the long-term performance period of these awards. For example, for the executives to receive all targeted incentives would require achievement of a share price of at least $60 and at least $640 million in revenue, or $162 million in adjusted EBITDA, over a four-quarter measurement period (as described below). Such achievements would be expected to result in intrinsic option value roughly equal to 2.5% (for each executive) of the overall increase in shareholder value, based on the company’s approximate capitalization at the time of the awards. The LTIP award goals are ambitious and were based on assumptions subject to known and unknown risks, uncertainties and other important factors at the time of grant. Those risks and uncertainties may cause our actual results, performance or achievements to be materially different from those reflected in the goals. Because of this, LTIP goals should not be understood as predictions or forecasts of future performance or events.

Under the LTIP award design, the share price and financial performance targets can be achieved during any of the rolling, four-consecutive-quarter periods (each a “measurement period”) occurring over the seven-year performance period from the start of 2022 to the end of 2028, inclusively. Options in a given tranche become eligible to vest in full only if, during a single measurement period, that tranche’s share price target is achieved and either the revenue target or, in the case of tranches 4-10, the adjusted EBITDA target for the same tranche is achieved. If all targets for more than one tranche are achieved in the same measurement period, then all options in all such tranches would become eligible to vest, subject to the service-based and other conditions of the award. For a specified share price target to be achieved, the volume-weighted average price per share of our common stock over any 60 consecutive trading days during the applicable measurement period must equal or exceed the specified price. For the financial performance targets to be achieved, they must be validated by the audit committee and certified by the compensation committee of the board of directors as part of their review of Navitas’ financial performance following the completion of the applicable measurement period. Furthermore, vesting will not occur until financial statements for the applicable measurement period, reflecting all components of the achieved financial targets, have been filed by Navitas with the SEC. Lastly, as part of the awards’ purpose as a retention incentive, in no event will options in tranches 1 through 5 vest until the third anniversary of the applicable grant date (December 29, 2024), and in no event will options in tranches 6 through 10 vest until the fourth anniversary of the applicable grant date (December 29, 2025).

For purposes of the LTIP awards, adjusted EBITDA is defined as (i) consolidated net income after tax, plus (ii) interest expense, tax expense, non-cash stock-based compensation expense, depreciation expense and amortization expense, in each case consistent with the reporting of such amounts in our financial statements filed with the SEC. Amounts of revenue and adjusted EBITDA attributable to periods following acquisition transactions will be included in the determination of such amounts. In all cases, vesting is conditioned on the executive remaining a Navitas employee on the applicable vesting date.

Effects of Change in Control on LTIP Options. In the event of a change in control of Navitas, and regardless of whether the executive’s service is terminated in connection with the change in control, any LTIP options that have not become earned and eligible for vesting shall automatically become earned and eligible for vesting if and to the extent such options correspond to one or more tranches having a target price equal to or less than the per share consideration received by Navitas stockholders as a result of the change in control. The revenue and adjusted EBITDA targets are not considered in such cases. Any options that become earned and eligible for vesting in this manner would vest as of the closing of the change in control or as of the three- or four-year anniversary of the grant date (as applicable based on the tranches subject to such vesting), if later, provided in either case that the executive has remained an employee on the vesting date. If the executive’s service is terminated without cause within 12 months after the change in control, any such options that did not vest at the closing of the change in control would vest immediately upon such termination.

Restrictions on Short Sales or Speculative Transactions

Our executive officers are subject to restrictions on short sales and speculative transactions that apply to all directors, officers and employees. For information about such restrictions, see “Board of Directors and Corporate Governance—Restrictions on Short Sales or Speculative Transactions by All Directors and Employees,” above.

Director Compensation in Fiscal Year 2024

The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2024. The compensation of directors Gene Sheridan and Dan Kinzer, who are employees of the company, is fully reflected in the summary compensation table on page # and related discussion above. Mr. Sheridan and Mr. Kinzer do not receive additional compensation for their service as directors.

Non-employee director	Fees earned or paid in cash ($) (1)	Stock awards ($) (2)	Total ($)
Brian Long	$87,500	$140,000	$227,500
Richard J. Hendrix	$72,500	$140,000	$212,500
David Moxam	$70,000	$140,000	$210,000
Dipender Saluja	$55,000	$140,000	$195,000
Gary K. Wunderlich, Jr.	$50,000	$140,000	$190,000
Ranbir Singh (3)	$4,402	$69,602	$74,004

(1)     Reflects the total amount of annual fees for the applicable roles set forth in the table below. Cash fees are paid to non-employee directors on a quarterly basis in arrears. The following components of non-employee director compensation were approved by the board of directors based on advice received from the company’s compensation consultant. Committee chairs receive two times the fee paid to other committee members.

Component	Fee Per Year
Non-employee director annual retainer	$45,000
Lead independent director	$20,000
Audit committee member (chair paid 2x)	$10,000
Compensation committee member (chair paid 2x)	$7,500
Governance and sustainability committee member (chair paid 2x)	$5,000
(2)    Reflects awards of 31,460 restricted stock units (“RSUs”) for the 2024-2025 board term, which were granted to each non-employee director (except Dr. Singh, who joined the board on November 26, 2024) on June 7, 2024, the date of the 2024 annual stockholders’ meeting. Under Navitas’ non-employee director compensation program, non-employee directors receive annual RSU grants with an aggregate fair market value on the grant date of $140,000. Awards are granted under and subject to the Equity Plan and customary award agreements under the Equity Plan. Unless modified or rescinded by the board of directors before the grant date, RSU awards are granted automatically to reelected and continuing non-employee directors on the date of the annual stockholders’ meeting. Awards vest in full immediately prior to the director election at the subsequent annual stockholders’ meeting, subject to the director’s continued service on the board at that time and provided the subsequent meeting is held within 30 days of the anniversary of the previous year’s meeting (otherwise the awards vest one year following the grant date, subject to the director’s continued service at that time). Vesting results in the delivery of one share of common stock on or promptly following the vesting date, subject to the terms and conditions of the Equity Plan and applicable company policies. The board of directors retains the discretion to rescind or limit non-employee director RSU awards prior to the grant date, or to modify the non-employee director compensation program.
(3)    Cash amount is prorated to reflect the portion of the fourth quarter of 2024 during which Dr. Singh was a member of the board. Stock amount reflects the value of a grant of 16,377 RSUs, which reflects the number of RSUs granted to other non-employee directors for the 2024-2025 board term, prorated to reflect the portion of that term during which Dr. Singh will have been a member of the board.

Equity Compensation Plan Information

The following table sets forth information concerning compensation plans under which equity securities were authorized for issuance as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,605,757(1)	$12.74(2)		9,818,879
Equity compensation plans not approved by security holders	—		0	—
Total	17,605,757			9,818,879
(1)    Consists of 7,999,357 shares underlying options and 9,606,400 shares underlying restricted stock units (RSUs).
(2)    Reflects the weighted-average exercise price of outstanding options only. RSUs are not assigned an exercise price.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of March 31, 2025 (the “Table Date”), the beneficial ownership of our common stock by (i) each current director; (ii) each “named executive officer” set forth in the summary compensation table; (iii) all directors and executive officers as a group; and (iv) each person known to us to own or control more than five percent of our outstanding common stock.
Beneficial ownership is determined according to SEC regulations, which generally provide that a person “beneficially owns” a security if the person has or shares voting or investment power over the security. A person also “beneficially owns” securities underlying options, restricted stock units (“RSUs”) or other derivative instruments which are exercisable or convertible into the security within 60 days.
Unless otherwise noted, we believe all persons in the table below have sole voting and investment power of all shares beneficially owned by them. Unless otherwise noted, the address of each person shown, as of the Table Date, is c/o Navitas Semiconductor Corporation, 3520 Challenger Street, Torrance, CA 90503-1640.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock (1)
Directors, director nominees and named executive officers
Gene Sheridan(2)	4,937,007	2.6%
Daniel M. Kinzer	4,388,353	2.3%
Richard J. Hendrix(4)	1,726,255	*
Brian Long(5)	9,897,960	5.2%
David Moxam	867,848	*
Dipender Saluja(6)	9,260,230	4.8%
Ranbir Singh(3)	25,060,295	13.1%
Gary K. Wunderlich, Jr.(7)	1,825,473	1.0%
Todd Glickman	693,491	*

All directors and executive officers as a group (9 persons)	57,426,278	29.9%

Five Percent Holders:
SiCPower, LLC and Ranbir Singh(3)	25,060,295	13.1%
Atlantic Bridge III LP(8)	9,866,500	5.1%

* Less than 1%
(1)    Ownership percentages are based on 191,763,399 shares of common stock outstanding on the Table Date. None of the listed persons holds options, RSUs or other derivative instruments which are exercisable or convertible into common stock within 60 days of the Table Date.
(2)    Shares reported consist of (i) 2,149,631 shares held directly by Mr. Sheridan; (ii) 1,226,044 shares held by The Eugene and Melissa Sheridan Trust, as to which Mr. Sheridan shares voting and investment power; (iii) 800,000 shares held by The Lolas Trust, which may be deemed to be beneficially owned by Mr. Sheridan but as to which Mr. Sheridan disclaims beneficial ownership; and (iv) 761,332 shares held by The GaNFast Trust. Of the reported shares, 800,000 shares held by The Eugene and Melissa Sheridan Trust and 600,000 shares held by The GaNFast Trust have been pledged as security for the repayment by Mr. Sheridan of a line of credit which, as of the Table Date, had an outstanding principal balance of $2,000,000.
(3)    Shares reported consist of (i) 177,134 shares held by Ranbir Singh directly and (ii) 24,883,161 shares held by SiCPower, LLC, of which the sole member is an irrevocable trust for which Dr. Singh acted as grantor, and for which the sole manager is Dr. Singh, who has sole voting and investment power over the shares. The address of SiCPower, LLC is c/o Corporation Service Company, 251 Little Falls Drive, Wilmington, DE 19808-1674.
(4)    Includes 1,263,000 shares held by Live Oak Sponsor Partners II, LLC (“Live Oak Sponsor”).
(5)    Shares reported consist of (i) 47,189 shares held directly and (ii) the shares beneficially owned by Atlantic Bridge III LP and affiliates as described in Note 8.
(6)    Shares reported consist of (i) 47,189 shares held directly and (ii) the shares beneficially owned by Capricorn-Libra Investment Group, LP and affiliates as described in Note 9.

(7)    Includes 1,263,000 shares held by Live Oak Sponsor.
(8)    Shares reported consist of (i) 8,866,500 shares held by Atlantic Bridge III LP (“AB III”) and (ii) 1,000,000 shares held by China Ireland Growth Technology Fund II, L.P. (“CIGTF II”), an affiliate of AB III. The general partner of AB III is Atlantic Bridge III GP Limited (“AB III GP”). The general partner of CIGTF II is China Ireland Growth Technology Fund II GP, L.P. (“CIGTF II GP”), whose general partner is China Ireland Growth Technology Fund II GP Limited (“CIGTF GP Limited”). Atlantic Bridge Services Limited (“ABSL”) is a 50% shareholder in CIGTF GP Limited. Each of ABSL, AB III GP and CIGTF II GP Limited have common directors, some of whom are also shareholders in ABSL. Brian Long, a director of Navitas, is a shareholder in ABSL and is a director of each of AB III GP and CIGTF II GP Limited. The address of AB III, CIGTF II and AB III GP is 22 Fitzwilliam Square, Dublin 2, Ireland, and the address of CIGTF II GP, ABSL and CIGTF GP Limited is P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.
(9)    Shares reported consist of (i) 5,944,420 shares held by Capricorn-Libra Investment Group, LP (“CLIG”); and (ii) 3,237,161 shares held by Technology Impact Fund, LP (“TIF”). Capricorn-Libra Partners, LLC (“CLP”) is the general partner of CLIG. Dipender Saluja, a director of Navitas, is the sole managing member of CLP and may be deemed to have beneficial ownership of the shares held by CLP. TIF Partners, LLC (“TIFP”) is the general partner of TIF. TIFP is owned by Dipender Saluja (50%) and Ion Yadigaroglu (50%), who may be deemed to share beneficial ownership of the shares held by TIF. The business address of CLIG, TIF, CLP and TIFP is 250 University Avenue, Palo Alto, CA 94301.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Under the SEC’s disclosure rules, a “related person” is a director, executive officer, nominee for director, or holder of more than five percent of our outstanding common stock since the beginning of the last fiscal year, and their immediate family members. A “related person transaction” is a transaction or series of transactions in which the company is a participant, the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.
The following is a description of each transaction since January 1, 2023, and each transaction which is currently proposed or which includes obligations that have yet to be performed, in which:
•we have been or are to be a participant;
•the amount involved exceeds or will exceed $120,000; and
•any of our directors, executive officers or beneficial owner of more than five percent of our common stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Business Combination Earnout Shares
Under the Business Combination Agreement, dated as of May 6, 2021, among our company (then named Live Oak Acquisition Corp. II), Legacy Navitas and the other parties thereto, the former stockholders of Legacy Navitas and certain employees of the company have the contingent right to receive up to a total of 10,000,000 shares of Navitas common stock (“Earnout Shares”) from the company if our stock price achieves certain price targets before October 19, 2026. Eligible recipients of Earnout Shares include:
•holders of Legacy Navitas shares immediately before the closing of the Business Combination on October 19, 2021, including certain of our directors and their affiliates as set forth in the table below, and their successors in interest (whether or not any such persons remain directors or affiliates, or hold other Navitas shares, at the time the issuance of Earnout Shares is triggered); and
•employees of the company who held Legacy Navitas stock options or other equity awards immediately before the closing of the Business Combination on October 19, 2021, and who remain employees at the time the issuance of Earnout Shares is triggered.
Specifically, if the volume-weighted average closing sale price of our common stock over any 20 trading days within a 30 consecutive trading day period occurring between March 19, 2022 and October 19, 2026 (such average price over such period is referred to as the “target price”) equals or exceeds $12.50 per share, then one-third of the Earnout Shares would be issued on a pro rata basis to eligible recipients at that time. If our common stock achieves a target price of $17.00 per share, an additional one-third of the Earnout Shares would be issued, and if our common stock achieves a target price of $20.00 per share, the final one-third of the Earnout Shares would be issued, in each case on a pro rata basis to eligible recipients at such time. If none of the target prices are achieved on or before October 19, 2026, then none of the Earnout Shares will be issued and any rights to Earnout Shares will be forfeited. As of the date of this proxy statement, none of the Earnout Shares have been issued. The number of Earnout Shares and all of the target prices are subject to equitable adjustment in case of stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions.
The following table sets forth the directors and officers of the company and their affiliates who are eligible to receive the respective number of Earnout Shares shown.

Related persons eligible to receive Earnout Shares*	Maximum number of Earnout Shares subject to issuance
Dipender Saluja, Class II director, and affiliates	1,010,907
Brian Long, Class II director and lead independent director, and affiliates	932,028
Gene Sheridan, Class I director, chair, president and CEO, and affiliates	820,608
Dan Kinzer, Class I director, chief technical and operations officer	511,347
David Moxam, Class II director	20,956
Total	3,295,846

* For additional information about the beneficial ownership of Navitas common stock by related persons and their affiliates, see “Beneficial Ownership by Directors, Officers and Principal Stockholders,” above.

If, before October 19, 2026, there is a change in control of Navitas (as defined in the Business Combination Agreement) in which Navitas or its stockholders have the right to receive consideration implying a value per share of Navitas common stock equal to or greater than one or more of the target prices specified above, then the corresponding number of Earnout Shares would be issued to eligible recipients immediately before the closing of the change in control, and any rights to other Earnout Shares would be forfeited.
The foregoing description of the earnout terms of the Business Combination Agreement is qualified in its entirety by reference to the complete text of Section 4.03 and other applicable provisions of the Business Combination Agreement, which is filed as Exhibit 2.1 to our 2024 Annual Report.
Sponsor Earnout Shares
Navitas is party to a letter agreement with Live Oak Sponsor Partners II, LLC (“Live Oak Sponsor”), as amended on May 6, 2021. Live Oak Sponsor sponsored the formation of our company in 2020 as a special-purpose acquisition company named Live Oak Acquisition Corp. II (“Live Oak”), at which time it was unaffiliated with Navitas. Live Oak subsequently completed a business combination with Legacy Navitas and changed the name of the company to our current name, Navitas Semiconductor Corporation. Each of Richard J. Hendrix and Gary K. Wunderlich, Jr., who are directors of Navitas, is a managing member of Live Oak Sponsor and has a pecuniary interest in certain of the shares held by Live Oak Sponsor, including but not limited to certain of the Sponsor Earnout Shares discussed below. For information about the shares beneficially owned by Live Oak Sponsor, Mr. Hendrix and Mr. Wunderlich, see “Beneficial Ownership by Directors, Officers and Principal Stockholders” and notes 4 and 7 thereto, above. The letter agreement provides that up to 20% of Navitas common stock held by Live Oak Sponsor at the closing of the Business Combination on October 19, 2021 (1,263,000 shares) (the “Sponsor Earnout Shares”) are subject to vesting and potential forfeiture, and cannot be transferred by Live Oak Sponsor, unless the volume-weighted average closing sale price of our common stock for any 20 trading days within a 30 consecutive trading day period occurring between March 19, 2022 and October 19, 2026 (such average price over such period is referred to as the “target price”) equals or exceeds certain targets provided in the letter agreement. The target prices and the method of their calculation are the same as those provided under the Business Combination Agreement with respect to the Earnout Shares issuable to Legacy Navitas stockholders and their affiliates, as described above under “Business Combination Earnout Shares.” Specifically, if our common stock achieves a target price of $12.50 per share, then one-third of the Sponsor Earnout Shares would vest and become transferable by Live Oak Sponsor. If our common stock achieves a target price of $17.00 per share, an additional one-third of the Sponsor Earnout Shares would vest and become transferable, and if our common stock achieves a target price of $20.00 per share, the final one-third of the Sponsor Earnout Shares would vest and become transferable. Any Sponsor Earnout Shares which do not vest on or before October 19, 2026 will be forfeited and cancelled. As of the date of this proxy statement, none of the Sponsor Earnout Shares have vested. The price targets applicable to the the Sponsor Earnout Shares are subject to equitable adjustment in case of stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions.
Lock-Up Agreements in Connection with Business Combination
Sponsor Lock-Up Agreement. Under the same letter agreement with Live Oak Sponsor described in the previous two paragraphs, 80% of Navitas common stock held by Live Oak Sponsor at the closing of the Business Combination on October 19, 2021 (5,052,000 shares) were subject to lock-up restrictions over the three-year period following that date. Specifically, one-third of those shares could not be transferred before October 19, 2022 unless the reported closing price of our common stock equaled or exceeded $12.00 per share on any 20 trading days within a 30 consecutive trading day period commencing after March 17, 2022. An additional one-third of those shares could not be transferred before October 19, 2023 unless the closing price of our common stock over an equivalent period equaled or exceeded $17.00 per share. The final one-third of those shares could not be transferred before October 19, 2024 unless the closing price of our common stock over an equivalent period equaled or exceeded $20.00 per share. Pursuant to these provisions, 1,684,000 shares held by Live Oak Sponsor were released from the lock-up restrictions on October 19 of 2022, 2023 and 2024.
Legacy Navitas Lock-Up Agreements. On May 6, 2021, Legacy Navitas, Live Oak and certain key Legacy Navitas shareholders entered into Lock-Up Agreements, whereby each of the key Legacy Navitas shareholders agreed not to sell or offer to sell Navitas securities beneficially owned by them following the closing of the Business Combination for certain periods of time. Among others, Gene Sheridan, Daniel Kinzer, Todd Glickman, The Eugene and Melissa Sheridan Trust, Atlantic Bridge III LP, MalibuIQ LLC, Technology Impact Fund, LP and Capricorn-Libra Investment Group entered into Lock-Up Agreements. Gene Sheridan and Daniel Kinzer were members of the Legacy Navitas board and are current Class I members of our board of directors. Mr. Glickman is Senior Vice President, Finance and at the time was Interim Chief Financial Officer and Treasurer. The Eugene and Melissa Sheridan Trust, Atlantic Bridge III LP, Technology Impact Fund, LP, and Capricorn-Libra Investment Group, are current stockholders and MalibuIQ LLC is a former stockholder, and each of them is affiliated with members of our board of directors and executive officers as described in “Beneficial Ownership by Directors, Officers and Principal Stockholders”, above. Transfer restrictions under all of the Lock-Up Agreements, except those with Mr. Sheridan (and his affiliates) and Mr. Kinzer, ended on October 19, 2022, the one-year anniversary of the closing of the Business Combination. The Lock-Up Agreements with Mr. Sheridan (and his affiliates) and Mr. Kinzer provide that the shares of common stock held by them at the closing of the Business Combination would be released from lock-up restrictions in equal installments on the first three anniversaries of that closing. Pursuant to these provisions, 1,025,348 of the shares of Navitas common stock held by Mr. Sheridan and his affiliates, and 1,106,678 of the shares held by Mr. Kinzer, were released from the lock-up restrictions on October 19, 2022, 2023 and 2024. The shares were subject to earlier release from the lock-up restrictions if our stock price had reached the price targets applicable to the Earnout Shares described above.
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

The foregoing description of the Indemnification Agreements is qualified in its entirety by reference to the complete text of the agreement, which is filed as Exhibit 10.8 to our 2024 Annual Report.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm for the years ended December 31, 2024 and 2023 was Moss Adams LLP (“Moss Adams”). Previously our independent registered public accounting firm was Deloitte & Touche LLP (“Deloitte”). The effective date of the change from Deloitte to Moss Adams was July 19, 2023. As previously disclosed, on March 27, 2025, the audit committee of our board of directors approved the appointment of KPMG LLP as the Company’s independent registered public accounting firm and, in connection with that action, approved the dismissal of Moss Adams as the Company’s independent registered public accounting firm. Aggregate fees for professional services rendered to Navitas Semiconductor Corporation by Moss Adams for 2024, and by Moss Adams and Deloitte for 2023, were as follows:

	2024	2023
	Moss Adams	Moss Adams	Deloitte	Total
Audit Fees	$2,023,784	$840,000	$196,000	$1,036,000
Audit Related Fees	—	100,000	—	100,000
Tax Fees	—	—	261,000	261,000
All Other Fees	—	8,000	242,000	250,000
Total	$2,023,784	$948,000	$699,000	$1,647,000

Audit Fees. Moss Adams was engaged as our independent registered public accounting firm to audit our financial statements for the years ended December 31, 2024 and 2023, and to perform services in connection with our registration statements during the period of their engagement.

Audit Related Fees. Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements but are not reported in the prior paragraph.

Tax Fees. Consist of fees for tax compliance, tax advice, and tax planning.

Auditor Independence. The audit committee of our board of directors has considered the non-audit services provided by Moss Adams during the periods of their engagement and determined that the provision of such services had no effect on Moss Adams’ independence from Navitas during such periods.

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
*    Included in the original filing of this Form 10-K on March 19, 2025.
+    Filed herewith.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment No.1 on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Gene Sheridan
President and Chief Executive Officer

Date:	April 30, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gene Sheridan Gene Sheridan	President, Chief Executive Officer and Director (principal executive officer)	April 30, 2025
/s/ Todd Glickman Todd Glickman	Sr. V.P., Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 30, 2025
* Daniel M. Kinzer	Chief Operating Officer, Chief Technology Officer and Director	April 30, 2025
* Richard J. Hendrix	Director	April 30, 2025
* Brian Long	Director	April 30, 2025
* David Moxam	Director	April 30, 2025
* Dipender Saluja	Director	April 30, 2025
* Ranbir Singh	Director	April 30, 2025
* Gary K. Wunderlich, Jr.	Director	April 30, 2025

*By: /s/ Paul D. Delva Paul D. Delva, as attorney-in-fact