Form 10-Q
period 2025-03-31
Navitas Semiconductor Corp
filed 2025-05-09
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 191,807,786 shares of Class A Common Stock and 0 shares of Class B Common Stock were outstanding at May 6, 2025.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,132	$86,737
Accounts receivable, net of allowance of $481 and $135, respectively	12,427	13,982
Inventories	16,062	15,477
Prepaid expenses and other current assets	4,679	4,070
Total current assets	108,300	120,266
RESTRICTED CASH	483	1,503
PROPERTY AND EQUIPMENT, net	14,706	15,421
OPERATING LEASE RIGHT OF USE ASSETS	6,474	6,900
INTANGIBLE ASSETS, net	67,461	72,195
GOODWILL	163,215	163,215
OTHER ASSETS	10,191	10,478
Total assets	$370,830	$389,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$14,272	$10,754
Accrued compensation expenses	3,265	8,623
Operating lease liabilities, current	1,772	1,767
Total current liabilities	19,309	21,144
OPERATING LEASE LIABILITIES NONCURRENT	5,112	5,553
EARNOUT LIABILITY	2,095	10,208
DEFERRED TAX LIABILITIES	428	441
NONCURRENT LIABILITIES	2,066	4,619
Total liabilities	29,010	41,965
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.0001 par value, 740,000,000 shares authorized as of March 31, 2025 and December 31, 2024, and 191,763,399 and 188,114,202 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	22	22
Class B common stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024, and 0 shares issued and outstanding at both March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	743,420	732,784
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(401,615)	(384,786)
Total stockholders’ equity	341,820	348,013
Total liabilities and stockholders’ equity	$370,830	$389,978
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2025	2024
NET REVENUES	$14,018	$23,175
COST OF REVENUES (exclusive of amortization of intangible assets included below)	8,711	13,660
OPERATING EXPENSES:
Research and development	12,668	20,229
Selling, general and administrative	11,740	16,087
Amortization of intangible assets	4,734	4,774
Restructuring expense	1,469	—
Total operating expenses	30,611	41,090
LOSS FROM OPERATIONS	(25,304)	(31,575)
OTHER INCOME (EXPENSE), net:
Interest income (expense), net	(38)	2
Dividend income	744	1,680
Gain from change in fair value of earnout liabilities	8,113	26,199
Other income	18	83
Total other income, net	8,837	27,964
LOSS BEFORE INCOME TAXES	(16,467)	(3,611)
INCOME TAX PROVISION	82	70
Equity method investment loss	(280)	—
NET LOSS	$(16,829)	$(3,681)

NET LOSS PER COMMON SHARE:
Basic net loss per share attributable to common stockholders	$(0.09)	$(0.02)
Diluted net loss per share attributable to common stockholders	$(0.09)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES USED IN NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic common shares	187,784	179,779
Diluted common shares	187,784	179,779
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Stockholders' Equity
THREE MONTHS ENDED MARCH 31, 2025	Class A common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	188,114	$22	$732,784	$(384,786)	$(7)	$348,013
Issuance of common stock under employee stock option and stock award plans	3,649	—	3,979	—	—	3,979
Costs for the issuance of common stock/At-the-market offering	—	—	(346)	—	—	(346)
Stock-based compensation expense related to employee and non-employee stock awards	—	—	7,003	—	—	7,003
Net loss	—	—	—	(16,829)	—	(16,829)
BALANCE AT MARCH 31, 2025	191,763	$22	$743,420	$(401,615)	$(7)	$341,820

	Stockholders' Equity
THREE MONTHS ENDED MARCH 31, 2024	Class A common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	179,196	$21	$680,790	$(300,187)	$(7)	$380,617
Issuance of common stock under employee stock option and stock award plans	3,801	—	10,734	—	—	10,734
Stock-based compensation expense related to employee and non-employee stock awards	—	—	10,247	—	—	10,247
Net loss	—	—	—	(3,681)	—	(3,681)
BALANCE AT MARCH 31, 2024	182,997	$21	$701,771	$(303,868)	$(7)	$397,917

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,829)	$(3,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	807	722
Amortization of intangible assets	4,734	4,774
Non-cash lease expense	461	601
Stock-based compensation expense	6,972	13,548
Allowance for expected credit losses	346	—
Loss from equity method investment	280	—
Gain from change in fair value of earnout liability	(8,113)	(26,199)
Deferred income taxes	(13)	—
Change in operating assets and liabilities:
Accounts receivable	1,209	3,659
Inventories	(585)	(10,010)
Prepaid expenses and other current assets	(609)	595
Other assets	7	138
Accounts payable, accrued compensation and other accrued expenses	(1,729)	(532)
Operating lease liability	(471)	(519)
Customer deposit and deferred revenue	—	(2,879)
Net cash used in operating activities	(13,533)	(19,783)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment purchases	—	(2,500)
Purchases of property and equipment	(41)	(2,898)
Net cash used in investing activities	(41)	(5,398)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection stock option exercises	131	236
Proceeds from employee stock purchase plan	818	1,788
Net cash provided by financing activities	949	2,024
NET INCREASE (DECREASE) IN CASH	(12,625)	(23,157)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	88,240	152,839
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$75,615	$129,682

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$75,132	$128,907
Restricted cash	483	775
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$75,615	$129,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$64	$27
Capital expenditures in accounts payable	$314	$942
Shares issued in connection with annual bonus	$2,988	$7,715

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
The Company has two authorized classes of common stock: Class A and Class B. Both classes have identical voting, dividend, and liquidation rights. There were no outstanding Class B shares as of March 31, 2025 and December 31, 2024. The Company also has 1.0 million shares of preferred stock authorized, with no shares outstanding as of March 31, 2025 and December 31, 2024. The preferred stock may be issued with voting rights, if any, and such other designations, powers, preferences and rights as may be determined by the board of directors at the time of issuance.
Execution of At-The-Market Agreement
On March 19, 2025, the Company entered into an At-The-Market Offering Agreement (the "ATM Agreement") with Jefferies LLC (“Jefferies”) for the sale of shares of its Class A common stock, par value $0.0001 per share. Under the terms of the ATM Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $50,000,000 from time to time through Jefferies, acting as the sales agent. As of March 31, 2025, the Company has not sold any shares under the ATM agreement. In connection with establishing the ATM program, the Company incurred offering-related costs of approximately $0.3 million.
Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are in the opinion of management, necessary for a fair presentation of such condensed consolidated financial statements. Operating results for the three months ended March 31, 2025, are not necessarily indicative of results to be expected for the full year ending December 31, 2025. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K filed for the fiscal year ended December 31, 2024, filed with the SEC on March 19, 2025. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Form 10-K filed with the SEC on March 19, 2025.
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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Reclassifications
Certain items in the prior period’s condensed consolidated statements of operations have been reclassified to conform to the presentation for the three months ended March 31, 2025. Dividend income was previously included within interest income (expense), net. There was no impact to net loss and retained earnings as a result of the reclassifications.
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which mandates enhanced disclosure of specific costs and expenses within the notes to the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is evaluating the impact that this ASU will have on the presentation of its consolidated financial statements.
In December 2023, FASB issued ASU 2023-09, titled Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments address investor requests for enhanced transparency regarding income tax information. Specifically, they improve income tax disclosures related to rate reconciliation and income taxes paid. This updated standard will be effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. The new disclosure requirements are applicable beginning with the Company’s annual reporting for the year ending December 31, 2025. The Company is still assessing this standard and expects it to result in changes to disclosures only.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) introduced Accounting Standard Update ASU 2023-07, titled Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update mandates that all public entities, including those with a single reportable segment, disclose one or more measures of segment profit or loss that the chief operating decision maker (CODM) uses to allocate resources and assess performance during interim and annual reporting periods. Furthermore, the standard requires the disclosure of significant segment expenses, other relevant segment items, and additional qualitative information. The Company adopted ASC 2023-07 and all related subsequent amendments during the year ended December 31, 2024, as disclosed in Note 14 - “Segment Information” of this Form 10-Q.
This Form 10-Q does not include any other newly implemented accounting standards or pronouncements beyond those detailed above. Such exclusions were made because they either do not apply to the Company or are not anticipated to materially impact the condensed consolidated financial statements.
3. ACCOUNTS RECEIVABLE
Accounts receivable trade, net consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable, gross	$11,970	$12,578
Unbilled receivables	938	1,539
Allowance for credit losses	(481)	(135)
Accounts receivable, net	$12,427	$13,982

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Allowance for credit losses activity (in thousands):

Allowance for Credit Losses
Balance at December 31, 2023	$—
Provision for credit losses	(7,619)
Accounts written-off	7,484
Balance at December 31, 2024	$(135)
Provision for credit losses	(346)
Accounts written-off	—
Balance at March 31, 2025	$(481)

4. INVENTORIES
Inventories consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$2,545	$2,422
Work-in-process	12,979	10,465
Finished goods	538	2,590
Total	$16,062	$15,477
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Furniture and fixtures	$336	$330
Computers and other equipment	12,745	11,714
Leasehold improvements	4,302	4,302
Construction in Progress	5,947	6,887
	23,330	23,233
Accumulated depreciation	(8,624)	(7,812)
Total	$14,706	$15,421
The depreciation expense was $0.8 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively, and was determined using the straight-line method over the following estimated useful lives:

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
The short-term nature of the Company’s cash and cash equivalents, accounts receivable and current liabilities causes each of their carrying values to approximate fair value for all periods presented. Cash equivalents classified as Level 1 instruments were $62.3 million as of March 31, 2025 and $66.5 million for December 31, 2024.
The following table presents the Company’s fair value hierarchy for financial liabilities as of March 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$2,095	$2,095

Total	$—	$—	$2,095	$2,095
The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$10,208	$10,208

Total	$—	$—	$10,208	$10,208

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
Balance at December 31, 2024	$10,208
Fair value adjustment	(8,113)
Balance at March 31, 2025	$2,095
The Company did not transfer any investments between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2025.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. GOODWILL AND INTANGIBLES
Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the acquisition date and may be subject to adjustment within the measurement period, which may be up to one year from the acquisition date. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. As of the annual measurement date of September 30, 2024, the fair market value of the Company’s stock price remains above carrying value, and no indicators of impairment are present as of March 31, 2025. In the first quarter of 2025, the Company transferred $1.2 million from in-process research and development to developed technology as the project was completed and placed into service.
There were no changes to goodwill during the three months ended March 31, 2025. The following table presents the Company’s intangible asset balance by asset class as of March 31, 2025 (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(900)	$—	Straight line	2 years
Developed Technology	54,677	(34,490)	20,187	Straight line	4-10 years
Patents	34,900	(6,449)	28,451	Straight line	5-15 years
Customer Relationships	24,300	(6,379)	17,921	Straight line	10 years
Non-Competition Agreements	1,900	(998)	902	Straight line	5 years
Other	658	(658)	—	Straight line	5 years
Total	$117,335	$(49,874)	$67,461

The following table presents the Company’s intangible asset balance by asset class for the fiscal year ended December 31, 2024 (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(900)	$—	Straight line	2 years
Developed Technology	53,500	(31,074)	22,426	Straight line	4-10 years
In-process R&D	1,177	—	1,177	Indefinite	N/A
Patents	34,900	(5,834)	29,066	Straight line	5-15 years
Customer Relationships	24,300	(5,771)	18,529	Straight line	10 years
Non-Competition Agreements	1,900	(903)	997	Straight line	5 years
Other	658	(658)	—	Straight line	5 years
Total	$117,335	$(45,140)	$72,195

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the changes in the Company’s intangible asset balance (in thousands):

Intangible Assets, net
Balance at December 31, 2024	$72,195
Amortization expense	(4,734)
Balance at March 31, 2025	$67,461
The amortization expense was $4.7 million and $4.8 million for the three months ended March 31, 2025 and 2024, respectively.
Total future amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending December 31,	Total
2025 (remainder of fiscal 2025)	$14,203
2026	14,334
2027	5,628
2028	4,982
2029	4,690
Thereafter	23,624
Total	$67,461
There were no impairment charges during the three months ended March 31, 2025 or during the year ended December 31, 2024. The goodwill balance was $163.2 million as of both March 31, 2025 and December 31, 2024, with no accumulated impairment losses recorded as of either date.

8. LEASES:
The Company has entered into operating leases primarily for commercial buildings. As of March 31, 2025, no operating lease agreements contain economic penalties for the Company to extend the lease, and it is not reasonably certain the Company will exercise these extension options. Additionally, these operating lease agreements do not contain material residual value guarantees or material restrictive covenants. As of March 31, 2025, all leases recorded on the Company’s condensed consolidated balance sheets were operating leases.
The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from non-lease components for real estate; and (ii) exclude leases with an initial term of 12 months or less (“short-term” leases) from the condensed consolidated balance sheets and will recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term. For leases that do not have a readily determinable implicit rate, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments.
Rent expense, including short-term lease cost, was $0.6 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively. In addition to rent payments, the Company’s leases include real estate taxes, common area maintenance, utilities, and management fees, which are not fixed. The Company accounts for these costs as variable payments and does not include such costs as a lease component. Total variable expenses were $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Information related to the Company right-of-use assets and related operating lease liabilities were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for operating lease liabilities	$569	$566
Operating lease cost	$547	$601
Non-cash right-of-use assets obtained in exchange for new operating lease obligations	$137	$28
Weighted-average remaining lease term in years	3.80	4.71
Weight-average discount rate	4.92%	5.08%

Maturities of lease liabilities were as follows (in thousands):
Fiscal Year Ending December 31,
2025 (remainder of fiscal 2025)	$1,541
2026	2,018
2027	1,846
2028	1,690
2029	442
Thereafter	—
7,537
Less imputed interest	(653)
Total lease liabilities	$6,884
9. STOCK-BASED COMPENSATION:
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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of Common Stock; plus (b) up to 15,802,050 shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. As of March 31, 2025 the Company has issued 6,500,000 non-statutory stock options under the 2021 Plan.
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

The following table summarizes the stock-based compensation expense recognized for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$36	$—
Research and development	3,838	7,370
Selling, general and administrative	3,098	6,178
Total stock-based compensation expense	$6,972	$13,548

Stock Options
Generally, stock options granted under the Plans have terms of ten years and vest 1/4th on the anniversary of the vesting commencement date and 1/48th monthly thereafter. Stock options with performance vesting conditions begin to vest upon achievement of the performance condition. Expense is recognized beginning in the period in which performance is considered probable. The fair value of incentive stock options and non-statutory stock options issued was estimated using the Black-Scholes model.
A summary of stock options outstanding, excluding LTIP Options as of March 31, 2025, and activity during the three months then ended, is presented below:

Stock Options	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)
Outstanding at December 31, 2024	1,499	$0.74	4.7
Exercised	(236)	0.55	—
Outstanding at March 31, 2025	1,263	$0.77	4.1
Vested and Exercisable at March 31, 2025	1,263	$0.77	4.1
During the three months ended March 31, 2025 and 2024, the Company recognized $0.0 million and $0.1 million of stock-based compensation expense for the vesting of outstanding stock options, excluding $0.3 million and $1.9 million, respectively, related to the LTIP Options described below. At March 31, 2025, all compensation cost was recognized.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Long-term Incentive Plan Stock Options
The Company awarded a total of 6,500,000 LTIP Options (“2021 LTIP Options”) to certain members of senior management on December 29, 2021 pursuant to the 2021 Plan. These non-statutory options are intended to be the only equity incentive awards for the recipients over the duration of the performance period. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven-year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $9.14 based on the Black-Scholes model and a Monte Carlo simulation incorporating 500,000 scenarios. The weighted average contractual period remaining is 6.8 years. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2023. The valuation model utilized the following assumptions:

Risk-free interest rates	1.47%
Expected volatility rates	67.33%
Expected dividend yield	—
Cost of equity (for derived service period)	11.77%
Weighted-average grant date fair value of options	$9.14

On a quarterly basis, management reviews the probable achievement for each of the tranches in the 2021 LTIP Options in regards to revenue and EBITDA, which includes assumptions for forecasted revenue and EBITDA. In connection with the “2021 LTIP Options”, the Company recognized $0.3 million and $1.6 million of stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively. The unrecognized compensation expense related to probable tranches in the 2021 LTIP Options is $2.0 million as of March 31, 2025, and compensation expense will be recognized over 2.8 years. If the Company achieves all revenue and EBITDA performance metrics, the total incremental recognized expense would be $40.7 million.
The Company awarded a total of 3,250,000 performance stock options (“2022 LTIP Options”) to a member of senior management on August 15, 2022 pursuant to the 2021 Plan. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $10.00 per share and the average fair value on the grant date was $2.89. The weighted average contractual period remaining is 7.3 years. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2023. The valuation model utilized the following assumptions:

Risk-free interest rates	2.82%
Expected volatility rates	68.48%
Expected dividend yield	—
Cost of equity (for derived service period)	14.64%
Weighted-average grant date fair value of options	$2.89

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On a quarterly basis, management reviews the probable achievement for each of the tranches in the 2022 LTIP Options in regards to revenue and EBITDA, which includes assumptions for forecasted revenue and EBITDA. In relation to the 2022 LTIP Options, a member of senior management departed the Company prior to December 31, 2024, failing to meet the service requirement for the options. As a result, their options were forfeited and no expense was recognized for the three months ended March 31, 2025. The Company recognized $0.3 million of stock-based compensation expense for the three months ended March 31, 2024.
Restricted Stock Units
The Company regularly grants RSUs to employees as a component of their compensation. A summary of RSUs outstanding as of March 31, 2025, and activity during the three months then ended, is presented below:

Restricted Stock Unit Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	9,552	$6.63
Granted	1,634	2.67
Vested	(2,990)	5.36
Forfeited	(859)	6.73
Outstanding at March 31, 2025	7,337	$6.25

During the three months ended March 31, 2025 and 2024, the Company recognized $6.6 million and $8.2 million of stock-based compensation expense for the vesting of RSUs, respectively. As of March 31, 2025, unrecognized compensation cost related to unvested RSU awards totaled $34.9 million. The weighted-average period over which this remaining compensation cost is expected be recognized is 1.9 years.
The Company implemented a yearly stock-based bonus plan in 2021 and plans to settle accrued bonus liabilities of related to fiscal year 2025 (included in “Accrued compensation expenses” on the Condensed Consolidated Balance Sheets), by issuing a variable number of fully-vested restricted stock units to its employees in 2025. The Company did not accrue a stock-based bonus as of March 31, 2025 due to the Company’s 2025 annual bonus plan has not yet being approved by the board of directors. As a result, there were no related bonus liabilities and stock-based compensation expense recorded for this period. As of March 31, 2025, approximately $0.6 million remains from the Company’s 2024 annual bonus accrual, which is expected to be settled in the second quarter of 2025 through the issuance of approximately 289,119 shares based on the Company's closing stock price as of March 31, 2025.
2022 Employee Stock Purchase Plan
In August 2022, the Company’s board of directors adopted the Company’s 2022 Employee Stock Purchase Plan (the “2022 ESPP”), subject to stockholder approval. The 2022 ESPP was approved by stockholders at the Company’s annual stockholders’ meeting held November 10, 2022. The Company authorized the issuance of 3,000,000 shares of common stock under the 2022 ESPP.
Under the 2022 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of offering or 85% of the fair value at the time of purchase, generally over a six-month period. For the three months ended March 31, 2025 and 2024, employees who elected to participate in the ESPP purchased 400,431 and 393,139 shares of common stock under the 2022 ESPP, resulting in cash proceeds to the Company of $0.8 million and $1.8 million, respectively. The purchase price was $2.07 and $4.55, which was 15% of the fair market value in March 2025 and March 2024, respectively. As of March 31, 2025, the Company had 1,540,141 remaining authorized shares available for purchase. During the three months ended March 31, 2025 and 2024, the Company recognized $0.3 million and $0.8 million of stock-based compensation expense for the 2022 ESPP, respectively. of stock-based compensation expense for the 2022 ESPP, respectively.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Other Share Awards
On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1.9 million in cash and stock. Among shares issued in the transaction, the Company issued approximately 113,000 restricted shares that are subject to time based vesting and issued approximately 151,000 restricted shares that are subject to time and performance based vesting over the next four and three years, respectively. These restricted shares are subject to certain individuals maintaining employment with the Company and, therefore, are accounted for under ASC 718. During the three months ended March 31, 2025, the Company recorded a $0.1 million credit to stock-based compensation expense related to the reversal of previously recognized expense for awards with performance conditions that were not achieved. During the three months ended March 31, 2024, the Company recognized $0.1 million of stock-based compensation expense related to the vesting of these shares.
Unvested Earnout Shares
A portion of the earnout shares may be issued to individuals with unvested equity awards. While the payout of these shares requires achievement of share price targets based on the volume weighted average price of the Company’s common stock, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million or $11.52 per share. The Company recognized $0.0 million of stock-based compensation expense related to forfeitures during three months ended March 31, 2025 and none during the three months ended March 31, 2024. As of March 31, 2025, there was no remaining compensation cost related to unvested earnout shares, except for forfeitures. Refer to Note 10 - “Earnout Liability”.

10. EARNOUT LIABILITY
Certain of the Company’s stockholders are entitled to receive up to an aggregate of 10,000,000 “earnout shares” of the Company’s Class A common stock if earnout milestones are met. The earnout milestones represent three independent criteria, each of which entitles the eligible stockholders to 3,333,333 aggregate earn-out shares if the milestone is met.
The earnout liability is remeasured at the end of each reporting period. The change in fair value of the earnout liability is recorded as part of other income (expense), net in the condensed consolidated statements of operations.
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

	March 31, 2025	December 31, 2024
Risk-free interest rate	3.95%	4.23%
Equity volatility rate	90%	90%

As of March 31, 2025 and December 31, 2024, the earnout liability had a fair value of $2.1 million and $10.2 million, respectively, which resulted in a gain in the fair value of the earnout liability of $8.1 million for the three months ended March 31, 2025. As of March 31, 2024, the earnout liability had a fair value of $20.7 million, which resulted in a gain in the fair value of the earnout liability of $26.2 million for the three months ended March 31, 2024 due to the fluctuations in the fair value of the earnout liability.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
A majority of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers.
The following customers represented 10% or more of the Company’s net revenues for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Customer	2025	2024
Distributor A	51%	*
Distributor B	12%	*
Distributor C	*	68%

*Total customer net revenues were less than 10% of total net revenues.

Revenues by Geographic Area
Revenues for the three months ended March 31, 2025 and 2024 were attributable to the following regions:

	Three Months Ended March 31,
Region	2025	2024
Hong Kong	59%	76%
Rest of Asia	18	11
United States	9	7
China	7	3
Europe*	4	3
All others	3	—
Total	100%	100%
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
The following customers represented 10% or more of the Company’s accounts receivable.

Customer	March 31, 2025	December 31, 2024
Distributor A	44%	*
Distributor B	10%	*
Distributor C	*	44%
*Customer accounts receivable represented less than 10% of total accounts receivable.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company previously entered into an agreement to purchase raw materials from a supplier from September 29, 2022, through December 31, 2025, and made a $2.0 million deposit to be received as invoice credits toward future purchases. While the Company was not obligated to purchase from this supplier, failure to meet the minimum purchase requirements could result in forfeiture of all or a portion of the deposit. As of December 31, 2024, the Company determined that it would not meet the minimum purchase requirements and, accordingly, wrote off the $2.0 million deposit as a research and development expense for the year ended December 31, 2024.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12. NET LOSS PER SHARE:
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the period using the two-class method because the Company’s sponsor earnout shares are a participating security since these shares contain a non-forfeitable right to receive dividends. Under the two-class method, earnings are allocated to each class of common stock and participating security as if all of the earnings for the period had been distributed. As the Company incurred net losses during three months ended March 31, 2025 and 2024 and these securities are not contractually required to fund the Company’s losses, there is no allocation to the participating securities in the years presented. Diluted earnings per share are calculated by dividing net income (loss) by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding restricted stock units and restricted stock awards, the assumed issuance of awards for contingently issuable performance-based awards, as computed using the treasury stock method. Performance-based restricted stock units and restricted stock awards are included in the number of shares used to calculate diluted earnings per share after evaluating the applicable performance criteria as of period end and under the assumption the end of the reporting period was the end of the contingency period, and the effect is dilutive. The Company has no plans to declare dividends.

	Three Months Ended March 31,
	2025	2024
Weighted-average common shares - basic common stock	187,784	179,779
Stock options and other dilutive awards	—	—
Weighted-average common shares - diluted common stock	187,784	179,779

Shares excluded from diluted weighted-average shares:
Dilutive shares excluded ¹	1,430	5,317
Shares excluded from diluted weighted average shares	1,430	5,317
¹ The Company’s potentially dilutive securities, which include unexercised stock options, unvested restricted stock units, ESPP shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and 2024 the Company excluded 0.0 million and 0.1 million restricted stock awards from the diluted weighted average share count as their performance conditions have not been achieved. As of March 31, 2025 and 2024 the Company excluded 10.0 million Earnout shares from the diluted weighted average share count as their performance and/or market conditions have not been achieved. As of March 31, 2025 and 2024, 6.5 million and 9.8 million LTIP options have been excluded from the diluted weighted average share count, respectively, as their performance and/or market conditions have not been achieved.
As of March 31, 2025, the Company excluded 1.3 million of outstanding Class A common stock from basic and diluted weighted average share count as shares are subject to forfeiture based on market conditions that have not been achieved. These shares relate to certain shares of Class A common stock held by the Company’s SPAC sponsor that as part of the business combination were placed under market conditions requirements that if not met, would result in forfeiture. These requirements are consistent with the Earnout Milestones noted in Note 10 - “Earnout Liability” with each milestone tied to 421,000 shares. Each Earnout Milestone is considered met if at any time between March 18, 2022 (150 days following the Business Combination) and October 19, 2026, the volume-weighted average price of the Company’s Class A common stock is greater than or equal to $12.50, $17.00 or $20.00 for any twenty trading days within any thirty trading day period, respectively. These shares are participating securities with the same voting and dividend rights as the Company’s other Class A common stock.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
13. PROVISION FOR INCOME TAXES
The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during the quarter. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was (0.5)% and (1.9)%, respectively. The effective tax rate for 2025 differs from the prior year primarily as a result of tax expense in foreign jurisdictions, which were not impacted by the valuation allowance. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative adjustment is recorded in that quarter. The Company's quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including the Company’s ability to accurately predict the proportion of the Company’s loss before provision for income taxes in multiple jurisdictions, the tax effects of the Company’s stock-based compensation, and the effects of its foreign entities.
The Company had no unrecognized tax benefits for the three months ended March 31, 2025 and 2024. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the three months ended March 31, 2025 and 2024.

14. SEGMENT INFORMATION
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
The CODM primarily evaluates consolidated net income (loss) as the measure of segment profit or loss. While product-level data is available internally, it is not used for performance evaluation or resource allocation. Additionally, the CODM reviews detailed breakdowns of significant expenses, such as selling, general, and administrative (SG&A) expenses and research and development (R&D) costs, which are already disclosed in the income statement. The CODM also utilizes the Company’s consolidated budget, consolidated forecast models as a key input to resource allocation and assess performance of the business, and monitors budget versus actual results on a consolidated basis. The CODM does not review any measures of financial results beyond what is presented in the accompanying statement of operations.
15. COMMITMENTS and CONTINGENCIES
Purchase Obligations
At March 31, 2025, the Company had non-cancellable contractual agreements that were due beyond one year related to the Company’s lease obligations, see Note 8 - “Leases”.
In December 2024, the Company entered into an agreement with a vendor for the purchase of equipment wherein the Company will make quarterly installment payments of $0.8 million during 2026. The $2.1 million present value of these payments is included within 'Noncurrent liabilities' in the Condensed Consolidated Balance Sheets, while the first payment of $0.8 million, due within one year, is recorded within “Accounts payable and other accrued expenses” as of March 31, 2025. The $2.8 million present value of payments is reflected within “Noncurrent Liabilities” at December 31, 2024 in the Condensed Consolidated Balance Sheets.

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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material claims were outstanding as of March 31, 2025. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
Release and license agreement
In March 2023, the Company entered into a Release and License Agreement (the “Agreement”) with a university. The Agreement stipulates the Company pay the university a total of $1.0 million over a period of three years, with the final payment by March 1, 2026. The agreement licenses the Company to sell certain products covered by a patent owned by the university, subject to the Company paying a royalty fee on revenues for covered products sold during the term. Based on an indemnity agreement entered into in connection with the Company’s acquisition of GeneSiC Semiconductor Inc. in August 2022, the Company expects to be indemnified by the sellers in that transaction for the royalty amounts up to approximately $1.0 million. The total amount of accrued royalty was $2.3 million and $1.8 million and is included in other accrued expenses and noncurrent liabilities as of March 31, 2025 and December 31, 2024, respectively.
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
16. RELATED PARTY TRANSACTIONS
Related Party Investment
During the third quarter of 2022, Navitas made a $1.5 million investment in preferred interests of an entity under common control with the Company’s partner in a joint venture. During the first quarter of 2023 the Company made an additional investment of $1.0 million in the entity. The investment was accounted for as an equity investment under ASC 321 Investments - Equity Securities. In accordance with ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. In October 2024, the Company began accounting for this investment under the equity method in accordance with ASC 323. The Company revalued its investment to its fair value of $5.55 per share during the fourth quarter of 2024. The Company recorded its share of losses for the three months ended March 31, 2025, resulting in a net loss of $0.3 million, which was recorded in “Equity method investment loss” on the Statements of Operations. The investment was $8.6 million and $8.9 million as of March 31, 2025 and December 31, 2024, respectively, and is included in Other Assets in the Condensed Consolidated Balance Sheets.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Related Party Leases
The Company leases certain property from the family member of a senior executive of the Company, which expired in March 2024, and was a month-to-month lease through December 2024, and then was terminated. During the three months ended March 31, 2024, the Company paid an immaterial amount in rental payments. These payments were made at standard market rates in the ordinary course of business. There was no rent obligation as of March 31, 2025.
The Company leases certain property from an entity that it is owned by an executive of the Company, which expired in September 2023, and was on a month-to-month lease through May 2024, and then was terminated. During the three months ended March 31, 2024, the Company paid an immaterial amount in rental payments in relation to this lease. These payments were made at standard market rates in the ordinary course of business. There was no rent obligation as of March 31, 2025.

17. RESTRUCTURING
On October 15, 2024, the Company announced a cost-reduction plan (“2024 Restructuring Plan”) to streamline the organization with increased focus on artificial intelligence data center, EV and mobile applications, accelerating the Company’s path to profitability. The 2024 Restructuring Plan includes a reduction in headcount with the majority of the costs consisting of employee severance and benefits. The Company incurred $1.2 million in the fourth quarter of 2024 related to this plan. An immaterial amount of restructuring-related liabilities under the 2024 Restructuring Plan remain and is reported under 'Accounts payable and other accrued expenses' on the Company’s Condensed Consolidated Balance Sheets.
On January 20, 2025, the Company announced an additional cost-reduction plan (“2025 Restructuring Plan”) aimed at further streamlining operations and enhancing its focus on artificial intelligence data centers, EV, and mobile applications. The plan included a 19% reduction in workforce, with most associated costs related to severance and stock-based compensation. During the three months ended March 31, 2025, the Company incurred $1.5 million in restructuring costs related to this plan. The Company does not expect to incur additional material costs related to the 2025 Restructuring Plan beyond the first quarter of 2025. As of March 31, 2025, restructuring-related liabilities under the 2025 Restructuring Plan of $0.2 million remain and are reported under 'Accounts payable and other accrued expenses' on the Company’s Condensed Consolidated Balance Sheets.
A summary of the balance sheet activity related to the combined 2024 and 2025 Restructuring Plans is as follows (in thousands):

	Amounts accrued as of December 31, 2024	Costs Incurred	Cash Payments	Amounts accrued as of March 31, 2025
Employee Severance and Benefits	$511	$1,469	$(1,730)	$250
Other	6	—	(6)	—
	$517	$1,469	$(1,736)	$250

18. SUBSEQUENT EVENTS
The Company evaluated material subsequent events from the condensed consolidated balance sheet date of March 31, 2025, through May 9, 2025, the date the condensed consolidated financial statements were issued. There were no material subsequent events as of May 9, 2025.

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
Overview
Navitas Semiconductor Corporation, a Delaware holding company, operates through its wholly owned subsidiaries, including Navitas Semiconductor Limited and GeneSiC Semiconductor LLC (“GeneSiC”). Originally founded in 2014 as the Legacy Navitas Semiconductor business (“Legacy Navitas”), we were previously an SEC registrant named Live Oak Acquisition Corp. II (“Live Oak”). On October 19, 2021, we completed a business combination (which we refer to as the “Business Combination”) in which, among other transactions, Live Oak acquired Navitas Semiconductor Limited and its subsidiaries, and changed our name to Navitas Semiconductor Corporation. We acquired GeneSiC Semiconductor in August 2022. Further details about the Business Combination and the acquisition of GeneSiC Semiconductor can be found in our SEC filings.
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

A core strength of our business lies in our industry leading IP position. In addition to our comprehensive patent portfolio, our biggest proprietary advantage is our process design kit (PDK), the ‘how-to’ guide for Navitas designers to create new GaN based devices and circuits. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, EV, enterprise, and renewables. We evaluate various complementary technologies and look to improve our PDK, in order to keep introducing newer generations of GaN technology. In the three months ended March 31, 2025 and 2024, we spent approximately 90% and 87%, respectively, of our revenue on research and development. Navitas’ research and development activities are located primarily in the US and China.
Execution of At-The-Market Agreement
On March 19, 2025, the Company entered into an At-The-Market Offering Agreement (the "ATM Agreement") with Jefferies LLC ("Jefferies") for the sale of shares of its Class A common stock, par value $0.0001 per share. Under the terms of the ATM Agreement, the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $50,000,000 from time to time through Jefferies, acting as the sales agent. As of March 31, 2025, the Company has not sold any shares under the ATM agreement. In connection with establishing the ATM program, the Company incurred offering-related costs of approximately $0.3 million.
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

Our product revenue is recognized when the customer obtains control of the product and the timing of recognition is based on the contractual shipping terms of a contract. We provide a non-conformity warranty which is not sold separately and does not represent a separate performance obligation. Our product revenue is diversified across the United States, Europe, and Asia. We consider the domicile of our end customers, rather than the distributors we sell to directly to be the basis of attributing revenues from external customers to individual countries. Revenue for the three months ended March 31, 2025 and 2024, excluding channel inventories, were attributable to end customers in the following countries:

	Three Months Ended March 31,
Country	2025	2024
China	41%	60%
United States	31	16
Europe*	15	8
Asia excluding China	13	15
All others	—	1
Total	100%	100%
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
Selling, General and Administrative Expense
Selling, general and administrative costs include employee compensation, including cash and stock-based compensation and benefits for executive, finance, business operations, sales, field application engineers and other administrative personnel. In addition, it includes marketing and advertising, IT, outside legal professional fees and legal settlements, tax and accounting services, insurance, and occupancy costs and related overhead based on headcount. Selling, general and administrative costs are expensed as incurred.
Interest Income (Expense), net
Interest income (expense), net primarily consists of interest associated with our royalty agreement.
Dividend Income
Dividend income consist of income earned on money market treasury funds that are recorded as cash equivalents.
Income Taxes
Legacy Navitas is a dual domesticated corporation for Ireland and U.S. federal income tax purposes. Refer to Note 13 - “Provision for Income Taxes”, in our accompanying condensed consolidated financial statements elsewhere in this quarterly report.

Equity method investment loss
Equity method investment loss consists of our proportionate share of our joint venture’s loss, which we began recognizing in October 2024 when we started accounting for the investment under the equity method.
Results of Operations
The tables and discussion below present our results for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Change $	Change %
	2025	2024
Net revenues	$14,018	$23,175	$(9,157)	(40)%
Cost of revenues (exclusive of amortization of intangible assets included below)	8,711	13,660	(4,949)	(36)%
Operating expenses:
Research and development	12,668	20,229	(7,561)	(37)%
Selling, general and administrative	11,740	16,087	(4,347)	(27)%
Amortization of intangible assets	4,734	4,774	(40)	(1)%
Restructuring expense	1,469	—	1,469	—%
Total operating expenses	30,611	41,090	(10,479)	(26)%
Loss from operations	(25,304)	(31,575)	6,271	(20)%
Other income (expense), net:
Interest income (expense), net	(38)	2	(40)	(2000)%
Dividend income	744	1,680	(936)	(56)%
Gain from change in fair value of earnout liabilities	8,113	26,199	(18,086)	(69)%
Other income	18	83	(65)	(78)%
Total other income, net	8,837	27,964	(19,127)	(68)%
Loss before income taxes	(16,467)	(3,611)	(12,856)	356%
Income tax provision	82	70	12	17%
Equity method investment loss	(280)	—	(280)	—%
Net loss	$(16,829)	$(3,681)	$(13,148)	357%

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenue
Revenue for the three months ended March 31, 2025 was $14.0 million compared to $23.2 million for the three months ended March 31, 2024, a decrease of $9.2 million, or 40%. The decline in sales was due to the decline in mobile, EV, and industrial markets.
Cost of Revenues
Cost of revenues for the three months ended March 31, 2025 was $8.7 million compared to $13.7 million for the three months ended March 31, 2024, a decrease of $4.9 million or 36%. The decrease was primarily driven by a decline in sales coupled with product mix.

Research and Development Expense
Research and development expense for the three months ended March 31, 2025 of $12.7 million decreased by $7.6 million, or 37%, when compared to the three months ended March 31, 2024. This is primarily driven by a decrease in stock-based compensation of approximately $3.5 million, coupled with a decrease in headcount and employee costs as a result of the Company’s 2024 reduction in force (“2024 Restructuring Plan”) announced in Q4 of fiscal year 2024. Additionally, decline of approximately $1.9 million related to decreases in R&D product development costs.
Selling, General and Administrative Expense
Selling, general and administrative expense for the three months ended March 31, 2025 of $11.7 million decreased by $4.3 million, or 27%, when compared to the three months ended March 31, 2024. This was primarily driven by a decrease in stock-based compensation of approximately $3.0 million, coupled with a decrease in headcount and employee costs as a result of the Company’s 2024 reduction in force (“2024 Restructuring Plan”) announced in Q4 of fiscal year 2024.
Amortization of Intangible Assets
Amortization of intangible assets remained fairly the same as we did not acquire new intangible assets.
Restructuring Expenses
We announced cost-reduction plans (“2024 Restructuring Plan” and “2025 Restructuring Plan”). The plans include a reduction in headcount with the majority of the costs consisting of employee severance and benefits. We incurred $1.5 million related to this plan for the three months ended March 31, 2025.
Other Income (Expense), net
Dividend income consists of income earned on our money market treasury funds that are recorded as cash equivalents on our consolidated balance sheet. Decrease of $0.9 million is primarily due to decreases in our investment balances in March 31, 2025 compared to March 31, 2024.
During the three months ended March 31, 2025, we recognized a $8.1 million gain from the change in fair value of our earn-out liabilities. The decrease in the gain of our earn-out liabilities of $18.1 million was primarily a result of the decrease of the closing price of our Class A common stock listed on the Nasdaq, resulting in the decrease in the estimated fair value of the earnout shares from $2.42 as of March 31, 2024 to $0.24 as of March 31, 2025.
Income Tax Provision
Income tax provision for the three months ended March 31, 2025 remained relatively flat when compared to the income tax benefit of $0.1 million for the three months ended March 31, 2024. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.
Equity method investment loss
In October 2024, we began applying the equity method to account for our joint venture investment. We recognized our proportionate share of the joint venture’s loss from the quarter, resulting in a net loss of $0.3 million for the quarter ended March 31, 2025.

Liquidity and Capital Resources
Our primary use of cash is to fund our operating expenses, working capital requirements, and outlays for strategic investments and acquisitions. In addition, we use cash to conduct research and development, incur capital expenditures, and fund our debt service obligations.
On March 19, 2025, the Company entered into an At-The-Market Offering Agreement (the "ATM Agreement") with Jefferies LLC for the sale of up to $50,000,000 of its Class A common stock. Under the agreement, the Company may sell shares from time to time through Jefferies as the sales agent. As of March 31, 2025, the Company has not sold any shares related to the ATM Agreement.
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
As of March 31, 2025, we had cash and cash equivalents of $75.1 million. We currently expect to fund our cash requirements through the use of cash on hand. We believe that our current levels of cash and cash equivalents are sufficient to finance our operations, working capital requirements and capital expenditures for the foreseeable future.
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
Cash Flows
The following table summarizes our consolidated cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	March 31, 2025	March 31, 2024
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(13,533)	$(19,783)
Net cash used in investing activities	$(41)	$(5,398)
Net cash provided by financing activities	$949	$2,024
We derive liquidity primarily from cash on hand and equity financing activities. As of March 31, 2025, our balance of cash and cash equivalents was $75.1 million, which is a decrease of $11.6 million or 13% compared to December 31, 2024.
Operating Activities
For the three months ended March 31, 2025, net cash used in operating activities was $13.5 million, which primarily reflects a net loss of $16.8 million, adjusted for a non-cash gain of $8.1 million related to changes in the fair value of our earnout liability, non-cash stock-based compensation of $7.0 million, amortization of intangible assets of $4.7 million, depreciation of $0.8 million and an aggregate cash used in operating assets and liabilities of $2.2 million. Specifically, operating cash flow was mainly impacted by increases in inventories of $0.6 million, increases in prepaid expenses and other current assets of $0.6 million, decreases in lease liabilities of $0.5 million, a decrease in accounts payable, accrued compensation, and other accrued expenses of $1.7 million, partially offset with decreases in accounts receivables of $1.2 million.

For the three months ended March 31, 2024, net cash used in operating activities was $19.8 million, which primarily reflects a net loss of $3.7 million offset by adjustments for non-cash stock-based compensation of $13.5 million, non-cash gains of $26.2 million in earnout liabilities, amortization of intangible assets of $4.8 million, and an aggregate cash used in operating assets and liabilities of $7.8 million. Specifically, increases in inventories of $10 million due to wafer purchases, decreases in customer deposits of $2.9 million partially offset by a $3.7 million decrease in accounts receivable and a decrease in accounts payable, accrued compensation and other expenses of $0.5 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was primarily attributable to minimal fixed asset purchases.
Net cash used in investing activities for the three months ended March 31, 2024 of $5.4 million was primarily due to $2.5 million cash funding of a joint venture and $2.9 million for purchases of fixed assets.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 of $0.9 million was primarily due to proceeds from stock option exercises of $0.1 million and proceeds from our employee stock purchase plan of $0.8 million.
Net cash provided by financing activities for the three months ended March 31, 2024 of $2.0 million was primarily due to proceeds from stock option exercises of $0.2 million and proceeds from our employee stock purchase plan of $1.8 million.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. As of March 31, 2025, our non-cancellable contractual arrangements consisted of lease obligations and an agreement for the purchase of equipment. Refer to Note 8 - “Leases” for further information on our minimum future payments related to lease obligations. In December 2024, we entered into an agreement with a vendor for the purchase of equipment, requiring quarterly installment payments. Refer to Note 15 - “Commitments and Contingencies” for additional details on purchase obligations.

Off-Balance Sheet Commitments and Arrangements
As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

There have been no material changes to our critical accounting policies and estimates from the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2024 annual report on Form 10-K.

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
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and involvement of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2025, as a result of the material weaknesses in our internal control over financial reporting discussed below and filed in our Form 10-K for the year ended December 31, 2024 on March 19, 2025 with the SEC, our disclosure controls and procedures were not effective.
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
The entity level material weaknesses contributed to other material weaknesses within the Company’s system of internal control over financial reporting as follows:

1.the Company lacked sufficient controls to accurately identify and present activity within its statements of operations and cash flows. Specifically, the Company lacked controls in order to (1) accurately identify and present cash flows as either operating, investing or financing activities and (2) classify expenses within total operating expenses, and correctly classify activity associated with its equity method investment; and,
2.the Company's external reporting process is not appropriately designed to accurately identify, record, present and disclose transactions, including research and development assets, property and equipment and equity transactions.

These material weaknesses could result in misstatements of our consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan
Management is actively implementing measures to remediate identified material weaknesses, ensuring controls are properly designed, implemented, and operating effectively. To address these weaknesses, the Company has engaged an external advisor, hired additional accounting and finance personnel, and assessed training needs for internal controls.
For the financial close and reporting process, management has implemented control activities to ensure proper presentation within the statements of operations and cash flows. To address deficiencies in research and development assets, property and equipment, and equity transactions, the Company has strengthened controls for transaction identification, recording, presentation, and disclosure, including enhanced review policies and documented accounting considerations.
As remediation efforts continue, management may implement additional measures or adjust plans as needed. Material weaknesses will be considered remediated once controls have been effectively designed, implemented, and tested over a sustained period. While management expects these actions to be effective, the exact timing of completion remains uncertain. We expect our remediation will be complete by the end of the fourth quarter of fiscal 2025 or sooner.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings. See Note 15 – “Commitments and Contingencies”.

Item 1A. Risk Factors.
The following discussion outlines material changes to the risk factors previously disclosed under the headings “Regulatory Risks” and “Geographic and Geopolitical Risks” in the Risk Factors section of our most recent annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 19, 2025 (our “2024 Form 10-K”). We have restated and updated those portions of our risk factor disclosure to reflect developments and tensions in the geopolitical and international trade environment that have significantly intensified in the first quarter of 2025, including following the filing of our 2024 Form 10-K. These risk factors, together with the other risk factors disclosed in our 2024 Form 10-K and our other SEC filings, should be carefully considered in conjunction with the other information included in this quarterly report on Form 10-Q. All of the risks we disclose, as well as other risks not currently known to us or that we currently view as immaterial, could materially and adversely affect our business, financial condition, results of operations, or the value of our securities. We update these disclosures as required to reflect significant developments and evolving business conditions facing our company and businesses.
Regulatory Risks
We are subject to export restrictions and laws affecting trade and investments that could materially and adversely affect our business and results of operations.
Throughout 2025, the United States and China have engaged in a rapid escalation of reciprocal tariff actions, significantly impacting bilateral trade. Beginning in February 2025, the U.S. imposed a 10% tariff on all Chinese imports, later increasing this rate to 20% in March and then to 54% in early April, as part of a broader overhaul of trade policy targeting perceived imbalances and national security concerns. On April 9, 2025, the U.S. further raised tariffs on Chinese-origin goods to a cumulative 125%, although semiconductor products were generally exempt from these increased tariffs while remaining subject to a 25% import duty imposed earlier on China-sourced semiconductor products.
In response, China enacted several rounds of retaliatory measures, including a 34% tariff on all U.S. goods in early April 2025, followed by a dramatic increase to 84% and ultimately 125% on April 12, 2025, effectively matching the U.S. tariff rate.
The ongoing series of tariff increases and retaliatory actions by the United States and China has created substantial uncertainty for businesses engaged in U.S.-China trade, including our company. These actions have also disrupted global supply chains, and raised costs for importers and consumers in both countries. The institution of trade tariffs both globally and between the U.S. and China specifically could have negative repercussions on our business.

China’s retaliatory tariffs or non-tariff barriers could significantly erode our pricing competitiveness for silicon carbide (SiC) products for at least the next 12 to 18 months because we currently rely on a single U.S. source for our supply of silicon carbide wafers.
The imposition of 125% tariffs on U.S.-made chips, or non-tariff barriers such as procurement policies favoring domestically produced chips under “Made in China 2025” or similar programs, could significantly reduce our pricing competitiveness in many product categories, compared to competitors based in China as well as competitors based in other countries which are not subject to those tariffs. Although we are exploring alternative sources of production and supply, we currently rely on a single U.S.-based semiconductor foundry for 100% of our supply of silicon carbide wafers. The process of establishing alternative foundry sources typically takes between 12 and 18 months at least. As a result, with no current alternative manufacturing sites outside the U.S., the company cannot pivot production to avoid tariffs or localize supply chains. Furthermore, the imposition of tariffs could cause a decrease in the sales of products to end customers located in China or other end customers selling to Chinese end users, which could materially and adversely affect our business, financial condition and results of operations.
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
We maintain our operations around the world, including in the United States, China, Taiwan, Ireland, Germany, Italy, Belgium, Thailand, South Korea, and the Philippines. For the three months ended March 31, 2025 and 2024, approximately 54% and 75%, respectively, of our net sales were to end customers in Asia. We allocate revenue among individual countries based on the location to which the products are initially billed even if our end customers’ revenue is attributable to end customers that are based in a different location. As of March 31, 2025, approximately 68% of our workforce was located outside of the United States. In addition, a substantial majority of our products are manufactured, assembled, tested and packaged by third parties located outside of the United States. The principal assembly and test facilities operated by our back-end manufacturing service providers are located in Taiwan and the Philippines. We also rely on several other wafer fabrication and manufacturing service providers located throughout Asia. Any conflict or uncertainty in this region, including those posing risks to public health or safety, such as natural disasters, could have a material adverse effect on our business, financial condition and results of operations. Moreover, the global nature of our business subjects us to a number of additional risks and uncertainties, which could harm our business, financial condition and results of operations, including:
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
We generate a significant portion of our net sales through end customers in China. In the three months ended March 31, 2025 and 2024, 41% and 60%, respectively, of our net revenues were from sales to end customers in China. We expect that our end customers in China will continue to account for a high percentage of our revenue for the foreseeable future. Thus, our business success depends on our ability to maintain strong relationships with our end customers in China. Any loss of our key end customers for any reason, including because of changes of end customer interest in our products, or a change in the relationship with them, including a significant delay or reduction in their purchases, may cause a significant decrease in our revenue, which we may not be able to recapture, and our business could be harmed.
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

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Gene Sheridan
President and Chief Executive Officer (principal executive officer)

Date:	May 9, 2025

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Todd Glickman
Todd Glickman
Sr. V.P., Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date:	May 9, 2025