Form 10-Q
period 2025-06-30
Navitas Semiconductor Corp
filed 2025-08-04
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 213,107,277 shares of Class A Common Stock and 0 shares of Class B Common Stock were outstanding at August 1, 2025.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$161,189	$86,737
Accounts receivable, net of allowance of $885 and $135, respectively	12,476	13,982
Inventories	15,124	15,477
Prepaid expenses and other current assets	4,076	4,070
Total current assets	192,865	120,266
RESTRICTED CASH	152	1,503
PROPERTY AND EQUIPMENT, net	14,521	15,421
OPERATING LEASE RIGHT OF USE ASSETS	6,012	6,900
FINANCE LEASE RIGHT OF USE ASSETS	930	—
INTANGIBLE ASSETS, net	62,727	72,195
GOODWILL	163,215	163,215
OTHER ASSETS	9,019	10,478
Total assets	$449,441	$389,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued expenses	$16,927	$10,754
Accrued compensation expenses	4,398	8,623
Operating lease liabilities, current	1,789	1,767
Finance lease liabilities, current	315	—
Total current liabilities	23,429	21,144
OPERATING LEASE LIABILITIES NONCURRENT	4,714	5,553
FINANCE LEASE LIABILITIES NONCURRENT	619	—
EARNOUT LIABILITY	30,059	10,208
DEFERRED TAX LIABILITIES	406	441
NONCURRENT LIABILITIES	1,337	4,619
Total liabilities	60,564	41,965
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.0001 par value, 740,000,000 shares authorized as of June 30, 2025 and December 31, 2024, and 213,084,356 and 188,114,202 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	24	22
Class B common stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024, and 0 shares issued and outstanding at both June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	839,550	732,784
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(450,690)	(384,786)
Total stockholders’ equity	388,877	348,013
Total liabilities and stockholders’ equity	$449,441	$389,978
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
NET REVENUES	$14,490	$20,468	$28,508	$43,643
COST OF REVENUES (exclusive of amortization of intangible assets included below)	12,162	12,478	20,873	26,138
OPERATING EXPENSES:
Research and development	11,496	18,971	24,164	39,200
Selling, general and administrative	7,751	15,382	19,491	31,469
Amortization of intangible assets	4,734	4,774	9,468	9,548
Restructuring expense	—	—	1,469	—
Total operating expenses	23,981	39,127	54,592	80,217
LOSS FROM OPERATIONS	(21,653)	(31,137)	(46,957)	(62,712)
OTHER INCOME (EXPENSE), net:
Interest income (expense), net	131	(72)	93	(70)
Dividend income	647	1,361	1,391	3,041
(Loss) Gain from change in fair value of earnout liabilities	(27,964)	7,550	(19,851)	33,749
Other income	37	31	55	114
Total other income (expense), net	(27,149)	8,870	(18,312)	36,834
LOSS BEFORE INCOME TAXES	(48,802)	(22,267)	(65,269)	(25,878)
INCOME TAX PROVISION	48	61	130	131
Equity method investment loss	(225)	—	(505)	—
NET LOSS	$(49,075)	$(22,328)	$(65,904)	$(26,009)

NET LOSS PER COMMON SHARE:
Basic net loss per share attributable to common stockholders	$(0.25)	$(0.12)	$(0.34)	$(0.14)
Diluted net loss per share attributable to common stockholders	$(0.25)	$(0.12)	$(0.34)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES USED IN NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic common shares	198,956	183,127	193,462	181,493
Diluted common shares	198,956	183,127	193,462	181,493
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Stockholders' Equity
SIX MONTHS ENDED JUNE 30, 2025	Class A common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	188,114	$22	$732,784	$(384,786)	$(7)	$348,013
Issuance of common stock under employee stock option and stock award plans	3,649	—	3,979	—	—	3,979
Costs for the issuance of common stock/At-the-market offering (ATM One and ATM Two)	—	—	(346)	—	—	(346)
Stock-based compensation expense related to employee and non-employee stock awards	—	—	7,003	—	—	7,003
Net loss	—	—	—	(16,829)	—	(16,829)
BALANCE AT MARCH 31, 2025	191,763	$22	$743,420	$(401,615)	$(7)	$341,820
Issuance of common stock under employee stock option and stock award plans	1,540	—	889	—	—	889
Shares issued in connection with At-the-market offerings (ATM One and ATM Two)	19,781	2	99,998	—	—	100,000
Costs for the issuance of common stock/At-the-market offering (ATM One and ATM Two)	—	—	(2,904)	—	—	(2,904)
Stock-based compensation expense related to employee and non-employee stock awards	—	—	(1,853)	—	—	(1,853)
Net loss	—	—	—	(49,075)	—	(49,075)
BALANCE AT JUNE 30, 2025	213,084	$24	$839,550	$(450,690)	$(7)	$388,877

	Stockholders' Equity
SIX MONTHS ENDED JUNE 30, 2024	Class A common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	179,196	$21	$680,790	$(300,187)	$(7)	$380,617
Issuance of common stock under employee stock option and stock award plans	3,801	—	10,734	—	—	10,734
Stock-based compensation expense related to employee and non-employee stock awards	—	—	10,247	—	—	10,247
Net loss	—	—	—	(3,681)	—	(3,681)
BALANCE AT MARCH 31, 2024	182,997	$21	$701,771	$(303,868)	$(7)	$397,917
Issuance of common stock under employee stock option and stock award plans	505	—	1,123	—	—	1,123
Stock-based compensation expense related to employee and non-employee stock awards	—	—	11,388	—	—	11,388
Net loss	—	—	—	(22,328)	—	(22,328)
BALANCE AT JUNE 30, 2024	183,502	$21	$714,282	$(326,196)	$(7)	$388,100

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,904)	$(26,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,677	1,449
Amortization of intangible assets	9,468	9,548
Non-cash lease expense	896	1,178
Stock-based compensation expense	6,059	26,639
Allowance for expected credit losses	750	—
Loss from equity method investment	505	—
Loss on disposition of capital assets	8	—
Loss (Gain) from change in fair value of earnout liability	19,851	(33,749)
Deferred income taxes	(35)	—
Change in operating assets and liabilities:
Accounts receivable	756	3,179
Inventories	353	(2,925)
Prepaid expenses and other current assets	(6)	1,431
Other assets	954	576
Accounts payable, accrued compensation and other accrued expenses	728	(10,373)
Operating lease liability	(825)	(1,103)
Customer deposit and deferred revenue	—	(4,749)
Net cash used in operating activities	(24,765)	(34,908)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of capital assets	46	—
Investment purchases	—	(2,500)
Purchases of property and equipment	(720)	(5,639)
Net cash used in investing activities	(674)	(8,139)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of the At-the-market offerings (ATM One and ATM Two)	100,000	—
Costs for the issuance of common stock/At-the-market offering (ATM One and ATM Two)	(3,250)	—
Proceeds from issuance of common stock in connection stock option exercises	1,023	415
Proceeds from employee stock purchase plan	818	1,788
Payments on finance lease obligations	(51)	—
Net cash provided by financing activities	98,540	2,203
NET INCREASE (DECREASE) IN CASH	73,101	(40,844)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	88,240	152,839
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$161,341	$111,995

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$161,189	$111,687
Restricted cash	152	308
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$161,341	$111,995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$187	$116
Cash paid for interest	$8	$—
Capital expenditures in accounts payable	$267	$414
Shares issued in connection with annual bonus	$2,988	$7,707
Noncash finance lease acquisition	$985	$—

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
The Company has two authorized classes of common stock: Class A and Class B. Both classes have identical voting, dividend, and liquidation rights. There were no outstanding Class B shares as of June 30, 2025 and December 31, 2024. The Company also has 1.0 million shares of preferred stock authorized, with no shares outstanding as of June 30, 2025 and December 31, 2024. The preferred stock may be issued with voting rights, if any, and such other designations, powers, preferences and rights as may be determined by the board of directors at the time of issuance.
Execution of At-The-Market Agreement
On March 19, 2025, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may sell shares of its Class A common stock, par value $0.0001 per share, from time to time in “at the market” (“ATM”) offerings through Jefferies as sales agent. The Company subsequently completed two ATM offerings (“ATM One” and “ATM Two”). Under each of ATM One and ATM Two, the Company may, from time to time, offer and sell shares having an aggregate offering price of up to $50,000,000. As of June 30, 2025, the Company completed sales of 11.1 million shares of Class A common stock under ATM One and 8.7 million shares under ATM Two, resulting in gross proceeds of approximately $100.0 million and offering-related costs of $3.3 million in total. The shares were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-269752), the prospectus included therein, and prospectus supplements filed with the SEC effective March 20, 2025 and May 27, 2025 with respect to ATM One and ATM Two, respectively.
Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of results to be expected for the full year ending December 31, 2025. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K filed for the fiscal year ended December 31, 2024, filed with the SEC on March 19, 2025. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Form 10-K filed with the SEC on March 19, 2025.
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
3. ACCOUNTS RECEIVABLE
Accounts receivable trade, net consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable, gross	$12,443	$12,578
Unbilled receivables	918	1,539
Allowance for credit losses	(885)	(135)
Accounts receivable, net	$12,476	$13,982

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Allowance for credit losses activity (in thousands):

Allowance for Credit Losses
Balance at December 31, 2023	$—
Provision for credit losses	(7,619)
Accounts written-off	7,484
Balance at December 31, 2024	$(135)
Provision for credit losses	(750)
Accounts written-off	—
Balance at June 30, 2025	$(885)

4. INVENTORIES
Inventories consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$1,966	$2,422
Work-in-process	11,142	10,465
Finished goods	2,016	2,590
Total	$15,124	$15,477
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Furniture and fixtures	$332	$330
Computers and other equipment	13,317	11,714
Leasehold improvements	4,321	4,302
Construction in Progress	5,942	6,887
	23,912	23,233
Accumulated depreciation	(9,391)	(7,812)
Total	$14,521	$15,421
The depreciation expense was $0.9 million and $1.7 million for the three and six months ended June 30, 2025 and $0.7 million and $1.4 million for the three and six months ended June 30, 2024, respectively, and was determined using the straight-line method over the following estimated useful lives:

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
The short-term nature of the Company’s cash and cash equivalents, accounts receivable and current liabilities causes each of their carrying values to approximate fair value for all periods presented. Cash equivalents classified as Level 1 instruments were $92.9 million as of June 30, 2025 and $66.5 million for December 31, 2024.
The following table presents the Company’s fair value hierarchy for financial liabilities as of June 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$30,059	$30,059

Total	$—	$—	$30,059	$30,059
The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$10,208	$10,208

Total	$—	$—	$10,208	$10,208

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
Balance at December 31, 2024	$10,208
Fair value adjustment	19,851
Balance at June 30, 2025	$30,059
The Company did not transfer any investments between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2025.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. GOODWILL AND INTANGIBLES
Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the acquisition date and may be subject to adjustment within the measurement period, which may be up to one year from the acquisition date. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. As of the annual measurement date of September 30, 2024, the fair market value of the Company’s stock price remains above carrying value, and no indicators of impairment are present as of June 30, 2025. In the first quarter of 2025, the Company transferred $1.2 million from in-process research and development to developed technology as the project was completed and placed into service.
There were no changes to goodwill during the three and six months ended June 30, 2025. The following table presents the Company’s intangible asset balance by asset class as of June 30, 2025 (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(900)	$—	Straight line	2 years
Developed Technology	54,677	(37,907)	16,770	Straight line	4-10 years
Patents	34,900	(7,064)	27,836	Straight line	5-15 years
Customer Relationships	24,300	(6,986)	17,314	Straight line	10 years
Non-Competition Agreements	1,900	(1,093)	807	Straight line	5 years
Other	658	(658)	—	Straight line	5 years
Total	$117,335	$(54,608)	$62,727

The following table presents the Company’s intangible asset balance by asset class for the fiscal year ended December 31, 2024 (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(900)	$—	Straight line	2 years
Developed Technology	53,500	(31,074)	22,426	Straight line	4-10 years
In-process R&D	1,177	—	1,177	Indefinite	N/A
Patents	34,900	(5,834)	29,066	Straight line	5-15 years
Customer Relationships	24,300	(5,771)	18,529	Straight line	10 years
Non-Competition Agreements	1,900	(903)	997	Straight line	5 years
Other	658	(658)	—	Straight line	5 years
Total	$117,335	$(45,140)	$72,195

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the changes in the Company’s intangible asset balance (in thousands):

Intangible Assets, net
Balance at December 31, 2024	$72,195
Amortization expense	(9,468)
Balance at June 30, 2025	$62,727
The amortization expense was $4.7 million and $9.5 million for the three and six months ended June 30, 2025 and $4.8 million and $9.5 million for the three and six months ended June 30, 2024, respectively.
Total future amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending December 31,	Total
2025 (remainder of fiscal 2025)	$9,442
2026	14,347
2027	5,641
2028	4,996
2029	4,690
Thereafter	23,611
Total	$62,727
There were no impairment charges during the three and six months ended June 30, 2025 or during the year ended December 31, 2024. The goodwill balance was $163.2 million as of both June 30, 2025 and December 31, 2024, with no accumulated impairment losses recorded as of either date.

8. LEASES:
The Company has entered into operating leases primarily for commercial buildings and a finance lease for equipment. As of June 30, 2025, no operating or finance lease agreements contain economic penalties for the Company to extend the lease, and it is not reasonably certain the Company will exercise these extension options. Additionally, lease agreements do not contain material residual value guarantees or material restrictive covenants.
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
Rent expense for operating leases, including short-term lease cost, was $0.6 million and $1.2 million for the three and six months ended June 30, 2025 and $0.6 million and $1.4 million for the three and six months ended June 30, 2024, respectively. In addition to rent payments, the Company’s leases include real estate taxes, common area maintenance, utilities, and management fees, which are not fixed. The Company accounts for these costs as variable payments and does not include such costs as a lease component. Total variable expenses were $0.1 million and $0.2 million for the three and six months ended June 30, 2025 and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Information related to the Company right-of-use assets and related operating and finance lease liabilities were as follows (in thousands):

	Six Months Ended June 30,
Operating Leases	2025	2024
Cash paid for operating lease liabilities	$1,074	$1,122
Right-of-use assets obtained in exchange for new operating lease liabilities	$137	$530

	Six Months Ended June 30,
Finance Lease	2025	2024
Cash paid for principal portion of finance lease	$51	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$985	$—

	Operating Leases	Finance Lease
Weighted-average remaining lease term in years	3.57	2.83
Weight-average discount rate	4.9%	5.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$516	$577	$1,062	$1,178
Finance lease amortization	$55	$—	$55	$—
Finance lease interest expense	$8	$—	$8	$—

Maturities of operating and finance lease liabilities were as follows (in thousands):
Fiscal Year Ending December 31,	Operating Leases	Finance Lease
2025 (remainder of fiscal 2025)	$1,051	$176
2026	2,034	353
2027	1,846	353
2028	1,698	118
2029	448	—
Thereafter	—	—
	7,077	1,000
Less imputed interest	(574)	(66)
Total lease liabilities	$6,503	$934

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of Common Stock; plus (b) up to 15,802,050 shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. As of June 30, 2025 the Company has issued 3,250,000 non-statutory stock options under the 2021 Plan.
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

The following table summarizes the stock-based compensation expense recognized for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$71	$249	$107	$249
Research and development	(364)	6,438	3,474	13,808
Selling, general and administrative	(620)	6,404	2,478	12,582
Total stock-based compensation expense	$(913)	$13,091	$6,059	$26,639

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock Options
Generally, stock options granted under the Plans have terms of ten years and vest 1/4th on the anniversary of the vesting commencement date and 1/36th monthly thereafter. Stock options with performance vesting conditions begin to vest upon achievement of the performance condition. Expense is recognized beginning in the period in which performance is considered probable. The fair value of incentive stock options and non-statutory stock options issued was estimated using the Black-Scholes model.
A summary of stock options outstanding, excluding LTIP Options as of June 30, 2025, and activity during the three and six months then ended, is presented below:

Stock Options	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)
Outstanding at December 31, 2024	1,499	$0.74	4.7
Exercised	(236)	0.55	—
Outstanding at March 31, 2025	1,263	$0.77	4.1
Exercised	(1,155)	0.77	—
Outstanding at June 30, 2025	108	$0.74	4.1
Vested and Exercisable at June 30, 2025	108	$0.74	4.1
During the three months ended June 30, 2025, the Company recorded no stock-based compensation expense and for the six months ended June 30, 2025, the Company recorded an immaterial amount of stock-based compensation expense for the vesting of outstanding stock options, excluding credits of $(8.3) million and $(8.0) million, respectively, related to the LTIP Options described below. During the three and six months ended June 30, 2024, the Company recognized $0.0 million and $0.1 million of stock-based compensation expense for the vesting of outstanding stock options, excluding $1.0 million and $2.9 million, respectively, related to the LTIP Options.
Long-term Incentive Plan Stock Options
The Company awarded a total of 6,500,000 LTIP Options (“2021 LTIP Options”) to certain members of senior management on December 29, 2021 pursuant to the 2021 Plan. These non-statutory options are intended to be the only equity incentive awards for the recipients over the duration of the performance period. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven-year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $9.14 based on the Black-Scholes model and a Monte Carlo simulation incorporating 500,000 scenarios. The weighted average contractual period remaining is 6.6 years. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2023. The valuation model utilized the following assumptions:

Risk-free interest rates	1.47%
Expected volatility rates	67.33%
Expected dividend yield	—
Cost of equity (for derived service period)	11.77%
Weighted-average grant date fair value of options	$9.14

On a quarterly basis, management reviews the probable achievement for each of the tranches in the 2021 LTIP Options in regards to revenue and EBITDA, which includes assumptions for forecasted revenue and EBITDA. In

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
connection with the “2021 LTIP Options”, the Company recognized a credit of $(8.3) million and $(8.0) million of stock-based compensation expense for the three and six months ended June 30, 2025, respectively. During the three months ended June 30, 2025, one member of senior management who was a recipient of the 2021 LTIP Options resigned. As a result, the Company recognized a reversal of previously recognized stock-based compensation expense totaling $8.4 million related to the forfeited award of which $4.2 million was recorded in Research and development expenses and $4.2 million in Selling, general and administrative expenses. The remaining unrecognized compensation expense related to probable tranches in the 2021 LTIP Options is $0.9 million as of June 30, 2025, and compensation expense will be recognized over 3.2 years. If the Company achieves all revenue and EBITDA performance metrics, the total incremental recognized expense would be $21.3 million. The Company recognized $0.8 million and $2.4 million of stock-based compensation expense for the three and six months ended June 30, 2024, respectively.
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
On a quarterly basis, management reviews the probable achievement for each of the tranches in the 2022 LTIP Options in regards to revenue and EBITDA, which includes assumptions for forecasted revenue and EBITDA. In relation to the 2022 LTIP Options, a member of senior management departed the Company prior to December 31, 2024, failing to meet the service requirement for the options. As a result, their options were forfeited and no expense was recognized for the three and six months ended June 30, 2025. The Company recognized $0.2 million and $0.5 million of stock-based compensation expense for the three and six months ended June 30, 2024, respectively.
Restricted Stock Units
The Company regularly grants RSUs to employees as a component of their compensation. A summary of RSUs outstanding as of June 30, 2025, and activity during the six months then ended, is presented below:

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restricted Stock Unit Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	9,552	$6.63
Granted	1,634	2.67
Vested	(2,990)	5.36
Forfeited	(859)	6.73
Outstanding at March 31, 2025	7,337	$6.25
Granted	3,438	4.25
Vested	(402)	5.75
Forfeited	(830)	6.78
Outstanding at June 30, 2025	9,543	$5.51

During the three and six months ended June 30, 2025, the Company recognized $5.9 million and 12.4 million of stock-based compensation expense for the vesting of RSUs, respectively. During the three and six months ended June 30, 2024, the Company recognized $9.7 million and $17.9 million of stock-based compensation expense for the vesting of RSUs, respectively. As of June 30, 2025, unrecognized compensation cost related to unvested RSU awards expected to be recognized totaled $37.9 million. The weighted-average period over which this remaining compensation cost is expected be recognized is 1.7 years.
The Company implemented a yearly stock-based bonus plan in 2021 and plans to settle accrued bonus liabilities related to fiscal year 2025 (included in “Accrued compensation expenses” on the Condensed Consolidated Balance Sheets), by issuing a variable number of fully-vested restricted stock units to its employees in 2025. As of June 30, 2025, the Company accrued $1.5 million for its 2025 annual bonus, which is expected to be settled in the first quarter of 2026 through the issuance of approximately 234,131 shares based on the Company's closing stock price as of June 30, 2025. However, the actual number of shares will be based on the share price at the date of settlement.
2022 Employee Stock Purchase Plan
In August 2022, the Company’s board of directors adopted the Company’s 2022 Employee Stock Purchase Plan (the “2022 ESPP”), subject to stockholder approval. The 2022 ESPP was approved by stockholders at the Company’s annual stockholders’ meeting held November 10, 2022. The Company authorized the issuance of 3,000,000 shares of common stock under the 2022 ESPP.
Under the 2022 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of offering or 85% of the fair value at the time of purchase, generally over a six-month period. For the three and six months ended June 30, 2025, employees who elected to participate in the ESPP purchased 400,431 shares of common stock under the 2022 ESPP, resulting in cash proceeds to the Company of $0.8 million. The purchase price was $2.07, which was 15% of the fair market value in March 2025. As of June 30, 2025, the Company had 1,540,141 remaining authorized shares available for purchase. For the three and six months ended June 30, 2024, employees who elected to participate in the ESPP purchased 393,139 shares of common stock under the 2022 ESPP, resulting in cash proceeds to the Company of $1.8 million. The purchase price was $4.55, which was 15% of the fair market value in March 2024. During the three and six months ended June 30, 2025, the Company recognized $0.2 million and $0.5 million of stock-based compensation expense for the 2022 ESPP, respectively. During the three and six months ended June 30, 2024, the Company recognized $0.3 million and $1.1 million of stock-based compensation expense for the 2022 ESPP, respectively.
Other Share Awards
On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1.9 million in cash and stock. Among shares issued in the transaction, the Company issued approximately 113,000 restricted shares that are subject to

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
time based vesting and issued approximately 151,000 restricted shares that are subject to time and performance based vesting over the next four and three years, respectively. These restricted shares are subject to certain individuals maintaining employment with the Company and, therefore, are accounted for under ASC 718. During the three and six months ended June 30, 2025, the Company recorded $0.2 million to stock-based compensation expense related to 150,622 shares that vested upon employee separation. No additional compensation cost will be recognized beyond the second quarter of 2025. The Company recognized $0.2 million and $0.3 million of stock-based compensation expense related to the vesting of these shares during three and six months ended June 30, 2024, respectively.
Unvested Earnout Shares
A portion of the earnout shares may be issued to individuals with unvested equity awards. While the payout of these shares requires achievement of share price targets based on the volume weighted average price of the Company’s common stock, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million or $11.52 per share. The Company recognized $0.1 million of stock-based compensation expense related to forfeitures during three and six months ended June 30, 2025 and none during the six months ended June 30, 2024. The Company recognized $0.1 million and $0.1 million of stock-based compensation expense related to the vesting of these shares during three and six months ended June 30, 2024, respectively. As of June 30, 2025, there was no remaining compensation cost related to unvested earnout shares, except for forfeitures. Refer to Note 10 - “Earnout Liability”.

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

	June 30, 2025	December 31, 2024
Risk-free interest rate	3.89%	4.23%
Equity volatility rate	100%	90%

As of June 30, 2025 and December 31, 2024, the earnout liability had a fair value of $30.1 million and $10.2 million, respectively, which resulted in a loss in the fair value of the earnout liability of $(28.0) million and $(19.9) million for the three and six months ended June 30, 2025. As of June 30, 2024, the earnout liability had a fair value of $13.1 million, which resulted in a gain in the fair value of the earnout liability of $7.6 million and $33.7 million for the three and six months ended June 30, 2024, respectively.

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
The following customers represented 10% or more of the Company’s net revenues for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2025	2024	2025	2024
Distributor A	54%	*	53%	*
Distributor B	*	55%	*	63%

Revenues by Geographic Area
Revenues for the three and six months ended June 30, 2025 and 2024 were attributable to the following regions:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2025	2024	2025	2024
Hong Kong	60%	70%	60%	74%
Rest of Asia	16	12	20	12
China	12	4	9	4
United States	11	10	10	8
Europe*	1	4	1	2
Total	100%	100%	100%	100%
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
The following customers represented 10% or more of the Company’s accounts receivable.

Customer	June 30, 2025	December 31, 2024
Distributor A	44%	*
Distributor B	*	44%
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
On July 1, 2025, the Company announced that its sole supplier of GaN wafers, Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), plans to cease GaN production in July 2027. To mitigate this risk, the Company is expanding its collaboration with Powerchip Semiconductor Manufacturing Corporation (“Powerchip”), with initial device qualification expected in the fourth quarter of 2025 and mass production targeted for the first half of 2026. The Company is also evaluating additional suppliers to enhance supply chain resilience.
The Company previously entered into an agreement to purchase raw materials from a supplier from September 29, 2022, through December 31, 2025, and made a $2.0 million deposit to be received as invoice credits toward future purchases. Although the Company was not obligated to purchase from this supplier, failure to meet the minimum purchase requirements could result in forfeiture of all or a portion of the deposit. As of December 31, 2024, the Company determined that it would not meet the minimum purchase requirements and, accordingly, wrote off the $2.0 million deposit as a research and development expense for the year ended December 31, 2024.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12. NET LOSS PER SHARE:
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the period using the two-class method because the Company’s sponsor earnout shares are a participating security since these shares contain a non-forfeitable right to receive dividends. Under the two-class method, earnings are allocated to each class of common stock and participating security as if all of the earnings for the period had been distributed. As the Company incurred net losses during three and six months ended June 30, 2025 and 2024 and these securities are not contractually required to fund the Company’s losses, there is no allocation to the participating securities in the years presented. Diluted earnings per share are calculated by dividing net income (loss) by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding restricted stock units and restricted stock awards, and the assumed issuance of awards for contingently issuable performance-based awards, as computed using the treasury stock method. Performance-based restricted stock units and restricted stock awards are included in the number of shares used to calculate diluted earnings per share after evaluating the applicable performance criteria as of period end and under the assumption the end of the reporting period was the end of the contingency period, and the effect is dilutive. The Company has no plans to declare dividends.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted-average common shares - basic common stock	198,956	183,127	193,462	181,493
Stock options and other dilutive awards	—	—	—	—
Weighted-average common shares - diluted common stock	198,956	183,127	193,462	181,493

Shares excluded from diluted weighted-average shares:
Dilutive shares excluded ¹	1,694	4,334	1,551	5,162
¹ The Company’s potentially dilutive securities, which include unexercised stock options, unvested restricted stock units, ESPP shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025 and 2024, the Company excluded an immaterial amount of restricted stock awards from the diluted weighted average share count as their performance conditions have not been achieved. As of June 30, 2025 and 2024, the Company excluded 10.0 million Earnout shares from the diluted weighted average share count as their performance and/or market conditions have not been achieved. As of June 30, 2025 and 2024, 3.3 million and 8.8 million LTIP options have been excluded from the diluted weighted average share count, respectively, as their performance and/or market conditions have not been achieved.
As of June 30, 2025, the Company excluded 1.3 million of outstanding Class A common stock from basic and diluted weighted average share count as shares are subject to forfeiture based on market conditions that have not been achieved. These shares relate to certain shares of Class A common stock held by the Company’s SPAC sponsor that as part of the business combination were placed under market conditions requirements that if not met, would result in forfeiture. These requirements are consistent with the Earnout Milestones noted in Note 10 - “Earnout Liability” with each milestone tied to 421,000 shares. Each Earnout Milestone is considered met if at any time between March 18, 2022 (150 days following the Business Combination) and October 19, 2026, the volume-weighted average price of the Company’s Class A common stock is greater than or equal to $12.50, $17.00 or $20.00 for any twenty trading days within any thirty trading day period, respectively. These shares are participating securities with the same voting and dividend rights as the Company’s other Class A common stock.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
13. PROVISION FOR INCOME TAXES
The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during the quarter. The Company’s effective tax rate for the three and six months ended June 30, 2025 was (0.1)% and (0.2)%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2024 was (0.3)% and (0.5)%, respectively. The effective tax rate for 2025 differs from the prior year primarily as a result of tax expenses in foreign jurisdictions, which were not impacted by the valuation allowance. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative adjustment is recorded in that quarter. The Company's quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including the Company’s ability to accurately predict the proportion of the Company’s loss before provision for income taxes in multiple jurisdictions, the tax effects of the Company’s stock-based compensation, and the effects of its foreign entities.
The Company had no unrecognized tax benefits for the three and six months ended June 30, 2025 and 2024. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the three and six months ended June 30, 2025 and 2024.

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
15. COMMITMENTS and CONTINGENCIES
Purchase Obligations
At June 30, 2025, the Company had non-cancellable contractual agreements that were due beyond one year related to the Company’s lease obligations, see Note 8 - “Leases”.
In December 2024, the Company entered into an agreement with a vendor for the purchase of equipment wherein the Company will make quarterly installment payments of $0.8 million during 2026. The $1.4 million present value of these payments is included within 'Noncurrent liabilities' in the Condensed Consolidated Balance Sheets, while the first two payments of $1.6 million, due within one year, are recorded within accounts payable and other accrued expenses as of June 30, 2025. The $2.8 million present value of payments is reflected within noncurrent liabilities at December 31, 2024 in the Condensed Consolidated Balance Sheets.

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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material claims were outstanding as of June 30, 2025. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
Release and license agreement
In March 2023, the Company entered into a Release and License Agreement (the “Agreement”) with a university. The Agreement stipulates the Company pay the university a total of $1.0 million over a period of three years, with the final payment by March 1, 2026. The agreement licenses the Company to sell certain products covered by a patent owned by the university, subject to the Company paying a royalty fee on revenues from covered products sold during the term. Based on an indemnity agreement entered into in connection with the Company’s acquisition of GeneSiC Semiconductor Inc. in August 2022, the Company expects to be indemnified by the sellers in that transaction for the royalty amounts up to approximately $1.0 million. The total amount of accrued royalty was $2.0 million included in “Accounts payable and other accrued expenses” and $1.8 million and is included in “Accounts payable and other accrued expenses” and “Noncurrent liabilities” as of June 30, 2025 and December 31, 2024, respectively.
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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
16. RELATED PARTY TRANSACTIONS
Related Party Investment
During the third quarter of 2022, Navitas made a $1.5 million investment in preferred interests of an entity under common control with the Company’s partner in a joint venture. During the first quarter of 2023 the Company made an additional investment of $1.0 million in the entity. The investment was accounted for as an equity investment under ASC 321 Investments - Equity Securities. In accordance with ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. In October 2024, the Company began accounting for this investment under the equity method in accordance with ASC 323. The Company revalued its investment to its fair value of $5.55 per share during the fourth quarter of 2024. The Company recorded its share of losses for the three and six months ended June 30, 2025, resulting in a net loss of $0.2 million and $0.5 million, respectively, which was recorded in “Equity method investment loss” on the Statements of Operations. The investment was $8.4 million and $8.9 million as of June 30, 2025 and December 31, 2024, respectively, and is included in Other Assets in the Condensed Consolidated Balance Sheets.
Related Party Leases
The Company leases certain property from the family member of a senior executive of the Company, which expired in March 2024, and was a month-to-month lease through December 2024, and then was terminated. During the three and six months ended June 30, 2024, the Company paid an immaterial amount in rental payments. These payments were made at standard market rates in the ordinary course of business. There was no rent obligation as of June 30, 2025.
The Company leases certain property from an entity that is owned by an executive of the Company, which expired in September 2023, and was on a month-to-month lease through May 2024, and then was terminated. During the three and six months ended June 30, 2024, the Company paid an immaterial amount in rental payments in relation to this lease. These payments were made at standard market rates in the ordinary course of business. There was no rent obligation as of June 30, 2025.

17. RESTRUCTURING
On October 15, 2024, the Company announced a cost-reduction plan (“2024 Restructuring Plan”) to streamline the organization with increased focus on artificial intelligence data centers, new energy sectors, which include EV, renewables, and energy storage and mobile applications, accelerating the Company’s path to profitability. The 2024 Restructuring Plan includes a reduction in headcount with the majority of the costs consisting of employee severance and benefits. The Company incurred $1.2 million in the fourth quarter of 2024 related to this plan. An immaterial amount of restructuring-related liabilities under the 2024 Restructuring Plan remain and is reported under Accounts payable and other accrued expenses on the Company’s Condensed Consolidated Balance Sheets.
On January 20, 2025, the Company announced an additional cost-reduction plan (“2025 Restructuring Plan”) aimed at further streamlining operations and enhancing its focus on artificial intelligence data centers, EV, and mobile applications. The plan included a 19% reduction in workforce, with most associated costs related to severance and stock-based compensation. The Company incurred no restructuring costs related to this plan for the three months ended June 30, 2025 and $1.5 million for the six months ended June, 30, 2025. As of June 30, 2025, restructuring-related liabilities under the 2025 Restructuring Plan remain immaterial and are reported under Accounts payable and other accrued expenses on the Company’s Condensed Consolidated Balance Sheets.
A summary of the balance sheet activity related to the combined 2024 and 2025 Restructuring Plans is as follows (in thousands):

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Amounts accrued as of December 31, 2024	Costs Incurred	Cash Payments	Adjustment	Amounts accrued as of June 30, 2025
Employee Severance and Benefits	$511	$1,469	$(1,865)	$(93)	$22
Other	6	—	(6)	—	—
	$517	$1,469	$(1,871)	$(93)	$22

18. SUBSEQUENT EVENTS
The Company evaluated material subsequent events from the condensed consolidated balance sheet date of June 30, 2025, through August 4, 2025, the date the condensed consolidated financial statements were issued. There were no material subsequent events as of August 4, 2025, except as discussed below.
On July 1, 2025, the Company announced that its sole supplier of gallium nitride (“GaN”) wafers, Taiwan Semiconductor Manufacturing Company Limited (“TSMC”), will cease GaN production in July 2027. To mitigate this risk, the Company has expanded its collaboration with Powerchip Semiconductor Manufacturing Corporation (“Powerchip”), with qualification of initial devices expected in the fourth quarter of 2025 and mass production beginning in the first half of 2026. The Company is evaluating additional suppliers to diversify its supply chain and the impact to the Company’s financial statements, as an estimate cannot be made at this time.

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
In support of our technology leadership, we have formed relationships with numerous Tier 1 manufacturers and suppliers over the past eight years, gaining significant traction in mobile and consumer charging applications. Navitas GaN is now in mass production with 10 of the top 10 worldwide mobile OEMs across smartphone and laptops in development with 10 out of 10. In addition, our supply chain partners have committed manufacturing capacity in excess of what we consider to be necessary to support our continued growth and expansion.

A core strength of our business lies in our industry leading IP position. In addition to our comprehensive patent portfolio, our biggest proprietary advantage is our process design kit (PDK), the ‘how-to’ guide for Navitas designers to create new GaN based devices and circuits. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, data centers, and new energy sectors, which include EV, renewables and energy storage. We evaluate various complementary technologies and look to improve our PDK, in order to keep introducing newer generations of GaN technology. In the three and six months ended June 30, 2025, we spent approximately 79% and 85%, respectively, of our revenue on research and development. Navitas’ research and development activities are located primarily in the US and China. In the three and six months ended June 30, 2024, we spent approximately 93% and 90%, respectively, of our revenue on research and development.
Execution of At-The-Market Agreement
On March 19, 2025, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”). We subsequently completed two ATM offerings referred to as ATM One and ATM Two, respectively. Pursuant to each agreement, we may offer and sell, from time to time, shares of its Class A common stock, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million through Jefferies as sales agent. As of June 30, 2025, we completed the sale of shares under both ATM One and ATM Two resulting in approximately 11.1 million shares under ATM One and 8.7 million shares under ATM Two, with gross proceeds of approximately $100.0 million and offering-related costs of $3.3 million in total.
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
•declines in average selling prices due to product advances and market competition;
•changes in customer and distributor relationships including the impact of the Q4 2024 disengagement with a significant distributor and the ability to replace the associated volumes with a combination of existing and new distributors;
•seasonal demand patterns particularly in mobile and consumer markets.

Our product revenue is recognized when the customer obtains control of the product and the timing of recognition is based on the contractual shipping terms of a contract. We provide a non-conformity warranty which is not sold separately and does not represent a separate performance obligation. Our product revenue is diversified across the United States, Europe, and Asia. We consider the domicile of our end customers, rather than the distributors we sell to directly to be the basis of attributing revenues from external customers to individual countries. Revenue for the three and six months ended June 30, 2025 and 2024, excluding channel inventories, were attributable to end customers in the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
Country	2025	2024	2025	2024
China	62%	66%	52%	70%
United States	22	14	26	11
Asia excluding China	9	12	12	10
Europe*	7	8	10	9
Total	100%	100%	100%	100%
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
Dividend Income
Dividend income consists of income earned on money market treasury funds that are recorded as cash equivalents.
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
Results of Operations
The tables and discussion below present our results for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change $	Change %
	2025	2024
Net revenues	$14,490	$20,468	$(5,978)	(29)%
Cost of revenues (exclusive of amortization of intangible assets included below)	12,162	12,478	(316)	(3)%
Operating expenses:
Research and development	11,496	18,971	(7,475)	(39)%
Selling, general and administrative	7,751	15,382	(7,631)	(50)%
Amortization of intangible assets	4,734	4,774	(40)	(1)%
Total operating expenses	23,981	39,127	(15,146)	(39)%
Loss from operations	(21,653)	(31,137)	9,484	(30)%
Other income (expense), net:
Interest income (expense), net	131	(72)	203	(282)%
Dividend income	647	1,361	(714)	(52)%
(Loss) Gain from change in fair value of earnout liabilities	(27,964)	7,550	(35,514)	(470)%
Other income	37	31	6	19%
Total other income (expense), net	(27,149)	8,870	(36,019)	(406)%
Loss before income taxes	(48,802)	(22,267)	(26,535)	119%
Income tax provision	48	61	(13)	(21)%
Equity method investment loss	(225)	—	(225)	—%
Net loss	$(49,075)	$(22,328)	$(26,747)	120%

	Six Months Ended June 30,		Change $	Change %
(dollars in thousands)	2025	2024
Net revenues	$28,508	$43,643	$(15,135)	(35)%
Cost of revenues (exclusive of amortization of intangible assets included below)	20,873	26,138	(5,265)	(20)%
Operating expenses:
Research and development	24,164	39,200	(15,036)	(38)%
Selling, general and administrative	19,491	31,469	(11,978)	(38)%
Amortization of intangible assets	9,468	9,548	(80)	(1)%
Restructuring expense	1,469	—	1,469	—%
Total operating expenses	54,592	80,217	(25,625)	(32)%
Loss from operations	(46,957)	(62,712)	15,755	(25)%
Other income (expense), net:
Interest income (expense), net	93	(70)	163	(233)%
Dividend income	1,391	3,041	(1,650)	(54)%
(Loss) Gain from change in fair value of earnout liabilities	(19,851)	33,749	(53,600)	(159)%
Other income	55	114	(59)	(52)%
Total other income (expense), net	(18,312)	36,834	(55,146)	(150)%
Loss before income taxes	(65,269)	(25,878)	(39,391)	152%
Income tax provision	130	131	(1)	(1)%
Equity method investment loss	(505)	—	(505)	—%
Net loss	$(65,904)	$(26,009)	$(39,895)	153%

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Revenue
Revenue for the three months ended June 30, 2025 was $14.5 million compared to $20.5 million for the three months ended June 30, 2024, a decrease of $6.0 million, or 29%. The decline in sales was due to the decline in industrial China markets.
Cost of Revenues
Cost of revenues for the three months ended June 30, 2025 was $12.2 million compared to $12.5 million for the three months ended June 30, 2024, a decrease of $0.3 million or 3%. The change was primarily driven by a decline in sales offset by a $3.2 million inventory reserve due to demand softness in the China region.
Research and Development Expense
Research and development expense for the three months ended June 30, 2025 of $11.5 million decreased by $7.5 million, or 39%, when compared to the three months ended June 30, 2024. This is primarily driven by a decrease in stock-based compensation of approximately $6.8 million, of which $4.2 million resulted from the reversal of expense following the resignation of a senior management member who participated in the our 2021 LTIP, coupled with a decrease in headcount and employee costs of $2.7 million as a result of the Company’s reduction in forces, which was partially offset by an expense of $2.2 million due to a NRE impairment.
Selling, General and Administrative Expense
Selling, general and administrative expense for the three months ended June 30, 2025 of $7.8 million decreased by $7.6 million, or 50%, when compared to the three months ended June 30, 2024. This was primarily driven by a decrease in stock-based compensation of approximately $7.0 million largely resulting from the $4.2 million reversal of expense following the resignation of a senior management member who held 2021 LTIP Options, coupled with a decrease in headcount and employee costs of $1.1 million as a result of the Company’s reduction in forces, which was partially offset by approximately $1.6 million related to governance costs.
Amortization of Intangible Assets
Amortization of intangible assets remained fairly unchanged as we did not acquire new intangible assets.
Other Income (Expense), net
Dividend income consists of income earned on our money market treasury funds that are recorded as cash equivalents on our consolidated balance sheet. Decrease of $0.7 million is primarily due to decreases in our investment balances in June 30, 2025 compared to June 30, 2024.
During the three months ended June 30, 2025, we recognized a $28.0 million loss from the change in fair value of our earn-out liabilities. The change of $35.5 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq, resulting in the increase in the estimated fair value of the earnout shares from $1.53 as of June 30, 2024 to $3.31 as of June 30, 2025.
Income Tax Provision
Income tax provision for the three months ended June 30, 2025 remained relatively flat when compared to the income tax provision of $0.1 million for the three months ended June 30, 2024. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.
Equity method investment loss
In October 2024, we began applying the equity method to account for our joint venture investment. We recognized our proportionate share of the joint venture’s loss from the quarter, resulting in a net loss of $0.2 million for the quarter ended June 30, 2025.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Revenue
Revenue for the six months ended June 30, 2025 was $28.5 million compared to $43.6 million for the six months ended June 30, 2024, a decrease of $15.1 million, or 35%. The decline in sales was due to the decline in mobile and industrial markets.
Cost of Revenues
Cost of revenues for the six months ended June 30, 2025 was $20.9 million compared to $26.1 million for the six months ended June 30, 2024, a decrease of $5.3 million or 20%. The decrease was primarily driven by a decline in sales coupled with product mix.
Research and Development Expense
Research and development expense for the six months ended June 30, 2025 of $24.2 million decreased by $15.0 million, or 38%, when compared to the six months ended June 30, 2024. This is primarily driven by a decrease in stock-based compensation of approximately $10.3 million largely resulting from the reversal of expense following the resignation of a senior management member who held 2021 LTIP Options, coupled with a decrease in headcount and employee costs of $4.5 million as a result of the Company’s reduction in forces, and a decline of approximately $2.7 million related to decreases in R&D product development costs, which was partially offset by a $2.2 million NRE impairment.

Selling, General and Administrative Expense
Selling, general and administrative expense for the six months ended June 30, 2025 of $19.5 million decreased by $12.0 million, or 38%, when compared to the six months ended June 30, 2024. This is primarily driven by a decrease in stock-based compensation of approximately $10.1 million largely resulting from the reversal of expense following the resignation of a senior management member who held 2021 LTIP Options, coupled with a decrease in headcount and employee costs of $2.1 million as a result of the Company’s reduction in forces, which was partially offset by approximately $1.6 million related to governance costs.
Amortization of Intangible Assets
Amortization of intangible assets remained fairly the same as we did not acquire new intangible assets.
Restructuring Expenses
We announced cost-reduction plans that include a reduction in headcount with the majority of the costs consisting of employee severance and benefits. We incurred $1.5 million related to this plan for the six months ended June 30, 2025.
Other Income (Expense), net
Dividend income consists of income earned on our money market treasury funds that are recorded as cash equivalents on our consolidated balance sheet. Decrease of $1.7 million is primarily due to decreases in our investment balances in June 30, 2025 compared to June 30, 2024.
During the six months ended June 30, 2024, we recognized a $19.9 million loss from the change in fair value of our earn-out liabilities. The change of $53.6 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq, resulting in the decrease in the estimated fair value of the earnout shares from $1.53 as of June 30, 2024 to $3.31 as of June 30, 2025.
Income Tax Provision
Income tax provision for the six months ended June 30, 2025 remained relatively flat when compared to the income tax provision of $0.1 million for the six months ended June 30, 2024. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.
Equity method investment loss
In October 2024, we began applying the equity method to account for our joint venture investment. We recognized our proportionate share of the joint venture’s loss from the quarter, resulting in a net loss of $0.5 million for the six months ended June 30, 2025.

Liquidity and Capital Resources
Our primary use of cash is to fund our operating expenses, working capital requirements, and outlays for strategic investments and acquisitions. In addition, we use cash to conduct research and development, incur capital expenditures, and fund our debt service obligations.
We entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) on March 19, 2025. We subsequently completed ATM One and ATM Two. Each agreement permits us to sell, from time to time, shares of its Class A common stock, par value $0.0001 per share, with an aggregate offering capacity of up to $50.0 million, through Jefferies acting as sales agent. As of June 30, 2025, we had sold approximately 11.1 million shares under ATM One and 8.7 million shares under ATM Two, resulting in gross proceeds of approximately $100.0 million and offering-related costs of $3.3 million in total.
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

As of June 30, 2025, we had cash and cash equivalents of $161.2 million. We currently expect to fund our cash requirements through the use of cash on hand. We believe that our current levels of cash and cash equivalents are sufficient to finance our operations, working capital requirements and capital expenditures for the foreseeable future.
We expect our operating and capital expenditures to increase and expand our operations and grow our end customer base. If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through additional equity or debt financing or from other sources. If we raise additional funds through the issuance of equity, the percentage ownership of our equity holders could be significantly diluted, and these newly issued securities may have rights, preferences, or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Cash Flows
The following table summarizes our consolidated cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	June 30, 2025	June 30, 2024
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(24,765)	$(34,908)
Net cash used in investing activities	$(674)	$(8,139)
Net cash provided by financing activities	$98,540	$2,203
We derive liquidity primarily from cash on hand and equity financing activities. As of June 30, 2025, our balance of cash and cash equivalents was $161.2 million, which is a increase of $74.5 million or 86% compared to December 31, 2024.
Operating Activities
For the six months ended June 30, 2025, net cash used in operating activities was $24.8 million, which primarily reflects a net loss of $65.9 million, adjusted for a non-cash loss of $19.9 million related to changes in the fair value of our earnout liability, amortization of intangible assets of $9.5 million, non-cash stock-based compensation of $6.1 million, depreciation and amortization of $1.7 million offset by aggregate cash inflows from changes in operating assets and liabilities of $2.0 million. Specifically, operating cash flow was mainly impacted by decreases in other assets of $1.0 million, decreases in accounts receivable of $0.8 million, increases in accounts payable of $0.7 million, decreases in inventories of $0.4 million, partially offset with decreases in lease liabilities related to lease payments of $0.8 million.
For the six months ended June 30, 2024, net cash used in operating activities was $34.9 million, which primarily reflects a net loss of $26.0 million. This decrease to operating cash flows is partially offset by adjustments for non-cash share-based compensation of $26.6 million, depreciation of $1.4 million, non-cash gains of $33.7 million in earnout liabilities, amortization of intangible assets of $9.5 million, and an aggregate cash used in operating assets and liabilities of $14.0 million. Specifically, increases in inventories of $3.0 million due to sales increases coupled with decreases in accounts payable, accrued compensation and other expenses of $10.4 million and customer deposits and deferred revenue of $4.7 million, partially offset by decreases in accounts receivable of $3.2 million and prepaid expenses and other current assets of $1.4 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was primarily attributable to fixed asset purchases of $0.7 million.

Net cash used in investing activities for the six months ended June 30, 2024 of $8.1 million was primarily due to $2.5 million cash funding of a joint venture and $5.6 million for purchases of fixed assets.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 of $98.5 million was primarily due to proceeds from stock option exercises related to our ATM offering of $100.0 million, proceeds from stock option exercises of $1.0 million, and proceeds from our employee stock purchase plan of $0.8 million. This was partially offset by the cost of our ATM offerings of $3.3 million.
Net cash provided by financing activities for the six months ended June 30, 2024 of $2.2 million was primarily due to proceeds from stock option exercises of $0.4 million and proceeds from our employee stock purchase plan of $1.8 million.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. As of June 30, 2025, our non-cancellable contractual arrangements consisted of lease obligations and an agreement for the purchase of equipment. Refer to Note 8 - “Leases” for further information on our minimum future payments related to lease obligations. In December 2024, we entered into an agreement with a vendor for the purchase of equipment, requiring quarterly installment payments. Refer to Note 15 - “Commitments and Contingencies” for additional details on purchase obligations.

Off-Balance Sheet Commitments and Arrangements
As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and involvement of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2025, as a result of the material weaknesses in our internal control over financial reporting discussed below and filed in our Form 10-K for the year ended December 31, 2024 on March 19, 2025 with the SEC, our disclosure controls and procedures were not effective.
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

Remediation Plan
Management is actively implementing measures to remediate identified material weaknesses, ensuring controls are properly designed, implemented, and operating effectively. To address these weaknesses, the Company has engaged an external advisor and assessed training needs for internal controls.
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
Changes in Internal Control Over Financial Reporting
Other than the material weaknesses and the remediation plan described above, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), except as discussed above, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings. See Note 15 – “Commitments and Contingencies” – to our Consolidated Financial Statements included in Part I, Item 1 of this report.

Item 1A. Risk Factors.
We are adding the following risk factors to those previously disclosed under the category headings “Product and Technology Development Risks” and “Supplier Risks” in the Risk Factors section of our most recent annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 19, 2025, as augmented by the additional risk factors set forth in the Risk Factors section of our quarterly report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 9, 2025. All of these risk factors should be carefully considered in conjunction with the other information included in this quarterly report on Form 10-Q. The risk factors we disclose, as well as other risks not currently known to us or that we currently view as immaterial, could materially and adversely affect our business, financial condition, results of operations, or the value of our securities. We update these disclosures as required to reflect significant developments and evolving business conditions facing our company and businesses.
Risks Related to Product or Technology Announcements
The market price of our common stock may be affected by announcements regarding the selection of our products or technologies by key customers or industry participants, even though the events and corresponding business opportunities may not reflect binding commitments or future revenues. Investors should not place undue reliance on such announcements when evaluating our business prospects or the value of our common stock.

From time to time, key customers or other industry participants, with whom we have established relationships in connection with our product and technology development, may publicly announce that they have selected, qualified or approved our products or technologies for potential use in connection with their offerings or their own development programs, or that they are collaborating with us in connection with such programs. Such announcements may generate significant investor interest and may lead to temporary fluctuations in our stock price as the market reacts to perceived business opportunities. However, the events and corresponding business opportunities which are referred to in, or implied by, such announcements may not constitute binding commitments, and there can be no assurance that the underlying business relationships will endure, or that any such business opportunities will be realized. Our success ultimately depends on customers placing orders for, and purchasing, our products, and there is no guarantee, based on such announcements, that any customer will ultimately place orders for our products or that any such orders will be material in amount.

For example, on May 20, 2025, Nvidia Corporation announced that our company had been selected, among several “key industry partners across the data center electrical ecosystem,” as part of an Nvidia initiative to advance innovations in high-efficiency, scalable power delivery for next-generation AI data centers. We also announced this technology collaboration with Nvidia on May 21, 2025. Although our collaboration with Nvidia does not involve any binding commitments by Nvidia or any customer, and there is no guarantee that we will achieve any revenues as a result, our stock price and the trading volume of our common stock nevertheless experienced significant increases in the days following our announcement.

As a result, our stock price may experience volatility based on news of potential activities by customers or other industry participants that may not ultimately translate into actual sales or revenue. Investors should not place undue reliance on such announcements when evaluating our business prospects or the value of our common stock.

Our ability to accurately predict future revenues and profits is inherently subject to significant uncertainties, particularly as our products are designed to disrupt existing markets and create new or emerging markets. For example, the success of our strategic focus on products intended for use in AI data centers depends on our assumptions about end-customer acceptance of both our products in those applications, and our assumptions about customers’ acceptance of advanced system architectures for servers used in AI data centers, either of which may turn out to be inaccurate.
Unlike established markets, such as those for legacy silicon solutions, where historical trends offer some predictive value, new and emerging markets present unique challenges:
•Market Acceptance and Addressable Market Uncertainty: The demand for our products, and our customers’ products, in new or emerging markets is difficult to forecast, as customer preferences may not be fully known and can evolve rapidly. Further, demand for our products depends on the acceptance of underlying new and developing system architectures. For example, our predictions for the use of GaN- and SiC-based products in 800 V AI data center power applications depend on assumptions regarding the acceptance and growth of 800 V systems themselves.
•Lack of Historical Data: In established markets, revenue projections can be supported by trends from prior periods. In contrast, there is little or no precedent for products aimed at new use cases, rendering traditional forecasting methods less reliable.
•Unpredictable Competitive Dynamics: To the extent our products reshape or create new market landscapes, the competitive environment may evolve in unexpected ways. For example, new competitors may emerge, or traditional competitors with established R&D and manufacturing resources, and long-standing customer relationships, may choose to offer competitive GaN or SiC solutions.
•Cyclical and Volatile Industry Conditions: The semiconductor sector is known for cyclical volatility. This inherent unpredictability is amplified in new and emerging markets, where demand can swing sharply due to macroeconomic events, supply chain shocks, regulatory changes, or technology cycles.
Because our growth strategy depends on the successful creation and expansion of markets that did not previously exist—or were substantially different prior to our entry—we may experience periods of inconsistent or lower-than-expected revenue growth and profitability. These factors may materially impact our operating results and financial condition. Investors should not rely on past performance or management projections as an indication of future results in these dynamic markets.
Risks Related to Our Supply Chain and Manufacturing
We rely on a sole supplier for our GaN wafers, and the announced discontinuation of GaN production by this supplier may adversely affect our operations, financial results, and growth prospects.

We have relied on Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) as our sole supplier of gallium nitride (“GaN”) wafers, a key component in our product offerings. On July 1, 2025, TSMC announced its intention to cease GaN production in July 2027. While we have taken proactive steps to mitigate this risk, including expanding our collaboration with Powerchip Semiconductor Manufacturing Corporation (“Powerchip”), with qualification of initial devices expected in the fourth quarter of 2025 and mass production anticipated in the first half of 2026, there is no assurance that Powerchip or any other supplier will meet our quality, volume, cost, or timeline requirements.

Any delays or disruptions in qualifying or ramping production with Powerchip or other alternative suppliers could negatively impact our ability to fulfill customer orders, lead to increased costs, or cause a loss of revenue and market share. In addition, the transition may require us to modify our designs or manufacturing processes, which could result in increased engineering costs and potential delays in product availability. We are continuing to evaluate the impact of this transition on our financial statements, and there can be no assurance that our mitigation efforts will fully address the risks associated with TSMC’s exit from GaN production. Our failure to secure a stable and diversified supply of GaN wafers could materially adversely affect our business, financial condition, and results of operations.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Description

10.1
Agreement, dated April 23, 2025, among Navitas Semiconductor Corporation, Ranbir Singh and SiCPower, LLC (incorporated by reference from Exhibit 10.1 of our current report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2025)

10.2*	Letter of resignation from Daniel M. Kinzer, dated April 23, 2025

10.3*	Separation and Release of Claims Agreement, dated May 1, 2025, among Navitas Semiconductor Corporation, Navitas Semiconductor Limited, Navitas Semiconductor USA, Inc. and Daniel M. Kinzer

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith ** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Gene Sheridan
Gene Sheridan
President and Chief Executive Officer (principal executive officer)

Date:	August 4, 2025

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Todd Glickman
Todd Glickman
Sr. V.P., Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date:	August 4, 2025