Form 10-Q
period 2025-09-30
Navitas Semiconductor Corp
filed 2025-11-03
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 214,939,135 shares of Class A Common Stock and 0 shares of Class B Common Stock were outstanding at October 30, 2025.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except shares and par value)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$150,551	$86,737
Accounts receivable, net of allowance of $1,147 and $135, respectively	9,788	13,982
Inventories	14,665	15,477
Prepaid expenses and other current assets	3,834	4,070
Total current assets	178,838	120,266
Restricted cash	670	1,503
Property and equipment, net	14,373	15,421
Operating lease right of use assets	5,599	6,900
Finance lease right of use assets	848	—
Intangible assets, net	57,992	72,195
Goodwill	163,215	163,215
Other assets	8,672	10,478
Total assets	$430,207	$389,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued expenses	$14,058	$10,754
Accrued compensation expenses	6,343	8,623
Operating lease liabilities, current	1,817	1,767
Finance lease liabilities, current	319	—
Total current liabilities	22,537	21,144
Operating lease liabilities noncurrent	4,265	5,553
Finance lease liabilities noncurrent	538	—
Earnout liability	30,903	10,208
Deferred tax liabilities	371	441
Other noncurrent liabilities	608	4,619
Total liabilities	59,222	41,965
Commitments and contingencies (note 15)
Stockholders' equity
Class A common stock, $0.0001 par value, 740,000,000 shares authorized as of September 30, 2025 and December 31, 2024, and 214,939,135 and 188,114,202 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	24	22
Class B common stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024, and 0 shares issued and outstanding at both September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	840,892	732,784
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(469,924)	(384,786)
Total stockholders’ equity	370,985	348,013
Total liabilities and stockholders’ equity	$430,207	$389,978
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Net revenues	$10,112	$21,681	$38,620	$65,324
Cost of revenues (exclusive of amortization of intangible assets included below)	6,281	13,069	27,154	39,207
Operating expenses:
Research and development	13,280	17,828	37,444	57,028
Selling, general and administrative	5,230	15,040	24,721	46,509
Amortization of intangible assets	4,735	4,717	14,203	14,265
Restructuring expense	—	—	1,469	—
Total operating expenses	23,245	37,585	77,837	117,802
Loss from operations	(19,414)	(28,973)	(66,371)	(91,685)
Other income (expense), net:
Interest income (expense), net	401	(39)	494	(109)
Dividend income	985	1,210	2,376	4,251
(Loss) Gain from change in fair value of earnout liabilities	(844)	9,171	(20,695)	42,920
Other income (expense), net	(59)	26	(4)	140
Total other income (expense), net	483	10,368	(17,829)	47,202
Loss before income taxes	(18,931)	(18,605)	(84,200)	(44,483)
Income tax provision (benefit)	(19)	125	111	256
Equity method investment loss	(322)	—	(827)	—
Net loss	$(19,234)	$(18,730)	$(85,138)	$(44,739)

Net loss per common share
Basic net loss per share attributable to common stockholders	$(0.09)	$(0.10)	$(0.43)	$(0.25)
Diluted net loss per share attributable to common stockholders	$(0.09)	$(0.10)	$(0.43)	$(0.25)

Weighted average common shares used in net loss per share attributable to common shareholders
Basic common shares	212,681	184,672	199,931	182,551
Diluted common shares	212,681	184,672	199,931	182,551
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Stockholders' Equity
NINE MONTHS ENDED SEPTEMBER 30, 2025	Class A common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	188,114	$22	$732,784	$(384,786)	$(7)	$348,013
Issuance of common stock under employee stock option and stock award plans	3,649	—	3,979	—	—	3,979
Costs for the issuance of common stock/At-the-market offering (ATM One and ATM Two)	—	—	(346)	—	—	(346)
Stock-based compensation expense related to employee and non-employee stock awards	—	—	7,003	—	—	7,003
Net loss	—	—	—	(16,829)	—	(16,829)
BALANCE AT MARCH 31, 2025	191,763	$22	$743,420	$(401,615)	$(7)	$341,820
Issuance of common stock under employee stock option and stock award plans	1,540	—	889	—	—	889
Shares issued in connection with At-the-market offerings (ATM One and ATM Two)	19,781	2	99,998	—	—	100,000
Costs for the issuance of common stock/At-the-market offering (ATM One and ATM Two)	—	—	(2,904)	—	—	(2,904)
Stock-based compensation expense related to employee and non-employee stock awards	—	—	(1,853)	—	—	(1,853)
Net loss	—	—	—	(49,075)	—	(49,075)
BALANCE AT JUNE 30, 2025	213,084	$24	$839,550	$(450,690)	$(7)	$388,877
Issuance of common stock under employee stock option and stock award plans	1,855	—	816	—	—	816
Stock-based compensation expense related to employee and non-employee stock awards	—	—	526	—	—	526
Net loss	—	—	—	(19,234)	—	(19,234)
BALANCE AT SEPTEMBER 30, 2025	214,939	$24	$840,892	$(469,924)	$(7)	$370,985

	Stockholders' Equity
NINE MONTHS ENDED SEPTEMBER 30, 2024	Class A common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	179,196	$21	$680,790	$(300,187)	$(7)	$380,617
Issuance of common stock under employee stock option and stock award plans	3,801	—	10,734	—	—	10,734
Stock-based compensation expense related to employee and non-employee stock awards	—	—	10,247	—	—	10,247
Net loss	—	—	—	(3,681)	—	(3,681)
BALANCE AT MARCH 31, 2024	182,997	$21	$701,771	$(303,868)	$(7)	$397,917
Issuance of common stock under employee stock option and stock award plans	505	—	1,123	—	—	1,123
Stock-based compensation expense related to employee and non-employee stock awards	—	—	11,388	—	—	11,388
Net loss	—	—	—	(22,328)	—	(22,328)
BALANCE AT JUNE 30, 2024	183,502	$21	$714,282	$(326,196)	$(7)	$388,100
Issuance of common stock under employee stock option and stock award plans	3,337	1	789	—	—	790
Stock-based compensation expense related to employee and non-employee stock awards	—	—	10,668	—	—	10,668
Net loss	—	—	—	(18,730)	—	(18,730)
BALANCE AT SEPTEMBER 30, 2024	186,839	$22	$725,739	$(344,926)	$(7)	$380,828

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,138)	$(44,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,558	2,197
Amortization of intangible assets	14,203	14,265
Non-cash lease expense	1,333	1,716
Stock-based compensation expense	6,526	38,011
Allowance for expected credit losses	982	1,053
Loss from equity method investment	827	—
Loss on disposition of capital assets	8	—
Loss (Gain) from change in fair value of earnout liability	20,695	(42,920)
Deferred income taxes	(70)	—
Change in operating assets and liabilities:
Accounts receivable	3,212	(1,496)
Inventories	812	950
Prepaid expenses and other current assets	236	2,017
Other assets	979	525
Accounts payable, accrued compensation and other accrued expenses	(676)	(9,867)
Operating lease liability	(1,270)	(1,398)
Customer deposit and deferred revenue	—	(8,947)
Net cash used in operating activities	(34,783)	(48,633)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property and equipment	46	—
Investment purchases	—	(2,500)
Purchases of property and equipment	(1,430)	(6,209)
Net cash used in investing activities	(1,384)	(8,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of the At-the-market offerings (ATM One and ATM Two)	100,000	—
Costs for the issuance of common stock/At-the-market offering (ATM One and ATM Two)	(3,250)	—
Proceeds from issuance of common stock in connection stock option exercises	1,028	434
Proceeds from employee stock purchase plan	1,498	2,683
Payments on finance lease obligations	(128)	—
Net cash provided by financing activities	99,148	3,117
NET INCREASE (DECREASE) IN CASH	62,981	(54,225)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	88,240	152,839
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$151,221	$98,614

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$150,551	$98,334
Restricted cash	670	280
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$151,221	$98,614

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$259	$198
Cash paid for interest	$19	$—
Capital expenditures in accounts payable	$156	$391
Shares issued in connection with annual bonus	$2,988	$—
Noncash finance lease acquisition	$985	$—

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION AND BASIS OF PRESENTATION
Navitas Semiconductor Corporation (“the Company”) designs, develops and markets next-generation power semiconductors including gallium nitride (“GaN”) power integrated circuits (“ICs”), high-voltage silicon carbide (“SiC”) devices and associated high-speed silicon system controllers, and digital isolators used in power conversion and charging. The Company focuses on high-power markets including AI data centers, performance computing, energy and grid infrastructure, and industrial electrification. The Company believes that its products provide superior efficiency, performance, size, cost and sustainability relative to existing silicon technology. The Company presently operates as a product design house that contracts the manufacturing of its chips and packaging to partner suppliers. Navitas maintains its operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan, Thailand, South Korea and the Philippines, with principal executive offices in Torrance, California. Navitas has over 300 patents issued or pending and is the world’s first semiconductor company to be CarbonNeutral™-certified.
The Company has two authorized classes of common stock: Class A and Class B. Both classes have identical voting, dividend, and liquidation rights. There were no outstanding Class B shares as of September 30, 2025 and December 31, 2024. The Company also has 1.0 million shares of preferred stock authorized, with no shares outstanding as of September 30, 2025 and December 31, 2024. The preferred stock may be issued with voting rights, if any, and such other designations, powers, preferences and rights as may be determined by the board of directors at the time of issuance.
Execution of At-The-Market Agreement
On March 19, 2025, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may sell shares of its Class A common stock, par value $0.0001 per share, from time to time in “at the market” (“ATM”) offerings through Jefferies as sales agent. The Company subsequently completed two ATM offerings (“ATM One” and “ATM Two”). Under each of ATM One and ATM Two, the Company may, from time to time, offer and sell shares having an aggregate offering price of up to $50,000,000. As of June 30, 2025, the Company completed sales of 11.1 million shares of Class A common stock under ATM One and 8.7 million shares under ATM Two, resulting in gross proceeds of approximately $100.0 million and offering-related costs of $3.3 million in total. The shares were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-269752), the prospectus included therein, and prospectus supplements filed with the SEC effective March 20, 2025 and May 27, 2025 with respect to ATM One and ATM Two, respectively. All sales were completed in the second quarter of 2025.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of results to be expected for the full year ending December 31, 2025. Certain footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K filed for the fiscal year ended December 31, 2024, filed with the SEC on March 19, 2025. Except as further described below, there have been no significant changes in the Company’s accounting policies from those disclosed in its Form 10-K filed with the SEC on March 19, 2025.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. For information on estimates, see the “Use of Estimates” section of “Item 1. Organization and Basis of Presentation” in the 2024 Form 10-K.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments eliminate references to software development project stages, making the guidance neutral across various software development methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating its potential impact on its Consolidated Financial Statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets. This update introduces a practical expedient for estimating expected credit losses on current accounts receivable and contract assets arising from revenue transactions within the scope of ASC 606. Companies that elect this expedient must disclose both the election and the date through which subsequent cash collections are considered in the estimate. ASU 2025-05 becomes effective for the Company for the fiscal year ending December 31, 2026. The Company is in the process of assessing the potential impact of this guidance on its Consolidated Financial Statements.
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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. ACCOUNTS RECEIVABLE
Accounts receivable trade, net consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable, gross	$10,223	$12,578
Unbilled receivables	712	1,539
Allowance for credit losses	(1,147)	(135)
Accounts receivable, net	$9,788	$13,982

Allowance for credit losses activity (in thousands):

Allowance for Credit Losses
Balance at December 31, 2023	$—
Provision for credit losses	(7,619)
Accounts written-off	7,484
Balance at December 31, 2024	$(135)
Provision for credit losses	(982)
Recovery of prior accounts written off	(30)
Balance at September 30, 2025	$(1,147)

4. INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$1,271	$2,422
Work-in-process	10,116	10,465
Finished goods	3,278	2,590
Total	$14,665	$15,477
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	September 30, 2025	December 31, 2024	Useful Life
Furniture and fixtures	$333	$330	3 — 7 years
Computers and other equipment	13,920	11,714	2 — 5 years
Leasehold improvements	4,321	4,302	2 — 6 years
Construction in Progress	5,979	6,887
	24,553	23,233
Accumulated depreciation	(10,180)	(7,812)
Total	$14,373	$15,421
The depreciation expense was $0.9 million and $2.6 million for the three and nine months ended September 30, 2025 and $0.8 million and $2.2 million for the three and nine months ended September 30, 2024, respectively, and was determined using the straight-line method over their estimated useful lives.

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
The short-term nature of the Company’s cash and cash equivalents, accounts receivable and current liabilities causes each of their carrying values to approximate fair value for all periods presented. Cash equivalents classified as Level 1 instruments were $93.9 million as of September 30, 2025 and $66.5 million for December 31, 2024.
The following table presents the Company’s fair value hierarchy for financial liabilities as of September 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$30,903	$30,903

Total	$—	$—	$30,903	$30,903
The following table presents the Company’s fair value hierarchy for financial liabilities as of December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$10,208	$10,208

Total	$—	$—	$10,208	$10,208

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
Balance at December 31, 2024	$10,208
Fair value adjustment	20,695
Balance at September 30, 2025	$30,903
The Company did not transfer any investments between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2025.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. GOODWILL AND INTANGIBLES
Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the acquisition date. Goodwill and indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the assets are impaired. As of the annual measurement date of September 30, 2025, the fair market value of the Company’s stock price remains above carrying value, and no indicators of impairment are present as of September 30, 2025. In the first quarter of 2025, the Company transferred $1.2 million from in-process research and development to developed technology as the project was completed and placed into service.
There were no changes to goodwill during the three and nine months ended September 30, 2025. The following table presents the Company’s finite-lived intangible asset balance by asset class as of September 30, 2025 (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(900)	$—	Straight line	2 years
Developed Technology	54,677	(41,324)	13,353	Straight line	4-10 years
Patents	34,900	(7,679)	27,221	Straight line	5-15 years
Customer Relationships	24,300	(7,594)	16,706	Straight line	10 years
Non-Competition Agreements	1,900	(1,188)	712	Straight line	5 years
Other	658	(658)	—	Straight line	5 years
Total	$117,335	$(59,343)	$57,992

The following table presents the Company’s finite-lived intangible asset balance by asset class for the fiscal year ended December 31, 2024 (in thousands):

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the changes in the Company’s intangible asset balance (in thousands):

Intangible Assets, net
Balance at December 31, 2024	$72,195
Amortization expense	(14,203)
Balance at September 30, 2025	$57,992
The amortization expense was $4.7 million and $14.2 million for the three and nine months ended September 30, 2025 and $4.7 million and $14.3 million for the three and nine months ended September 30, 2024, respectively.
Total future amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending December 31,	Total
2025 (remainder of fiscal 2025)	$4,707
2026	14,347
2027	5,641
2028	4,996
2029	4,690
Thereafter	23,611
Total	$57,992
There were no impairment charges during the three and nine months ended September 30, 2025 or during the three and nine months ended September 30, 2024. The goodwill balance was $163.2 million as of both September 30, 2025 and December 31, 2024, with no accumulated impairment losses recorded as of either date.

8. LEASES:
The Company has entered into operating leases primarily for commercial buildings and a finance lease for equipment. As of September 30, 2025, no operating or finance lease agreements contain economic penalties for the Company to extend the lease, and it is not reasonably certain the Company will exercise these extension options. Additionally, lease agreements do not contain material residual value guarantees or material restrictive covenants.
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
Rent expense for operating leases, including short-term lease cost, was $0.6 million and $1.7 million for the three and nine months ended September 30, 2025 and $0.6 million and $2.0 million for the three and nine months ended September 30, 2024, respectively. In addition to rent payments, the Company’s leases include real estate taxes, common area maintenance, utilities, and management fees, which are not fixed. The Company accounts for these costs as variable payments and does not include such costs as a lease component. Total variable expenses were immaterial for the three and nine months ended September 30, 2025, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Information related to the Company’s right-of-use assets and related operating and finance lease liabilities were as follows (in thousands):

	Nine Months Ended September 30,
Operating Leases	2025	2024
Cash paid for operating lease liabilities	$1,624	$1,716
Right-of-use assets obtained in exchange for new operating lease liabilities	$178	$535

	Nine Months Ended September 30,
Finance Lease	2025	2024
Cash paid for principal portion of finance lease	$102	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$985	$—

	Operating Leases	Finance Lease
Weighted-average remaining lease term in years	3.35	2.58
Weight-average discount rate	4.9%	5.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$512	$595	$1,574	$1,773
Finance lease amortization	$82	$—	$137	$—
Finance lease interest expense	$11	$—	$19	$—

Maturities of operating and finance lease liabilities were as follows (in thousands):
Fiscal Year Ending December 31,	Operating Leases	Finance Lease
2025 (remainder of fiscal 2025)	$515	$88
2026	2,065	353
2027	1,850	353
2028	1,701	118
2029	451	—
Thereafter	—	—
	6,582	912
Less imputed interest	(500)	(55)
Total lease liabilities	$6,082	$857

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Under the terms of the 2020 Plan, the Company is authorized to issue 18,899,285 shares of Class A common stock pursuant to awards under the 2020 Plan. As of October 19, 2021, the Company had issued an aggregate of 11,276,706 stock options and non-statutory options to its employees and consultants and 4,525,344 RSUs to employees, directors and consultants under the 2020 Plan. No awards have been issued under the 2020 Plan after October 10, 2021. Shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021 will become authorized for issuance pursuant to awards under the 2021 Plan (as defined below).
The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of Common Stock; plus (b) up to 15,802,050 shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. If the Company modifies stock-based awards, the modification may result in incremental compensation costs or a reversal of previously recorded accruals. Incremental compensation costs, or reductions in previously recognized costs, are measured in accordance with ASC 718-10-50-2 and are recorded in the consolidated statements of operations over the remaining service period of the awards As of September 30, 2025 the Company has no non-statutory stock options under the 2021 Plan.
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

The following table summarizes the stock-based compensation expense recognized for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$81	$76	$188	$325
Research and development	4,991	6,267	8,465	20,075
Selling, general and administrative	(4,605)	5,029	(2,127)	17,611
Total stock-based compensation expense	$467	$11,372	$6,526	$38,011

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
A summary of stock options outstanding, excluding LTIP Options as of September 30, 2025, and activity during the three and nine months then ended, is presented below:

Stock Options	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)
Outstanding at December 31, 2024	1,499	$0.74	4.7
Exercised	(236)	0.55	—
Outstanding at March 31, 2025	1,263	$0.77	4.1
Exercised	(1,155)	0.77	—
Outstanding at June 30, 2025	108	$0.74	4.1
Exercised	(4)	$1.06	—
Outstanding at September 30, 2025	104	$0.74	3.8
Vested and Exercisable at September 30, 2025	104	$0.74	3.8
During the three months ended September 30, 2025, the Company recorded no stock-based compensation expense and for the nine months ended September 30, 2025, the Company recorded an immaterial amount of stock-based compensation expense for the vesting of outstanding stock options. During the three and nine months ended September 30, 2024, the Company recognized $0.0 million and $0.1 million of stock-based compensation expense for the vesting of outstanding stock options.
Long-term Incentive Plan Stock Options
The Company awarded a total of 6,500,000 LTIP Options (“2021 LTIP Options”) to certain members of senior management on December 29, 2021 pursuant to the 2021 Plan. These non-statutory options are intended to be the only equity incentive awards for the recipients over the duration of the performance period. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven-year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $15.51 per share and the average fair value on the grant date was $9.14 based on the Black-Scholes model and a Monte Carlo simulation incorporating 500,000 scenarios. The weighted average contractual period remaining is 6.4 years. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2023. The valuation model utilized the following assumptions:

Risk-free interest rates	1.47%
Expected volatility rates	67.33%
Expected dividend yield	—
Cost of equity (for derived service period)	11.77%
Weighted-average grant date fair value of options	$9.14

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On a quarterly basis, management reviews the probable achievement for each of the tranches in the 2021 LTIP Options in regards to revenue and EBITDA, which includes assumptions for forecasted revenue and EBITDA. During the three months ended September 30, 2025, the remaining member of senior management who was a recipient of the “2021 LTIP Options” left the Company. Therefore, the Company recognized a reversal of previously recorded stock-based compensation expense of $8.5 million related to the forfeited award. The Company recognized a reversal of $16.5 million for the nine months ended September 30, 2025. As there are no remaining recipients of the 2021 LTIP Options, the Company does not expect to recognize any further compensation expense associated with the award. The Company recognized $0.8 million and $3.2 million of stock-based compensation expense for the three and nine months ended September 30, 2024, respectively.
The Company awarded a total of 3,250,000 performance stock options (“2022 LTIP Options”) to a member of senior management on August 15, 2022 pursuant to the 2021 Plan. The options vest in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options have an exercise price of $10.00 per share and the average fair value on the grant date was $2.89. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2023. As of September 30, 2025, there were no 2022 LTIP Options remaining as the participants have all left the Company. The valuation model utilized the following assumptions:

Risk-free interest rates	2.82%
Expected volatility rates	68.48%
Expected dividend yield	—
Cost of equity (for derived service period)	14.64%
Weighted-average grant date fair value of options	$2.89
On a quarterly basis, management reviews the probable achievement for each of the tranches in the 2022 LTIP Options in regards to revenue and EBITDA, which includes assumptions for forecasted revenue and EBITDA. In relation to the 2022 LTIP Options, a member of senior management departed the Company prior to December 31, 2024, failing to meet the service requirement for the options. As a result, their options were forfeited and no expense was recognized for the three and nine months ended September 30, 2025. The Company recognized $0.2 million and $0.6 million of stock-based compensation expense for the three and nine months ended September 30, 2024, respectively.
Restricted Stock Units
The Company regularly grants RSUs to employees as a component of their compensation. A summary of RSUs outstanding as of September 30, 2025, and activity during the nine months then ended, is presented below:

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restricted Stock Unit Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	9,552	$6.63
Granted	1,634	2.67
Vested	(2,990)	5.36
Forfeited	(859)	6.73
Outstanding at March 31, 2025	7,337	$6.25
Granted	3,438	4.25
Vested	(402)	5.75
Forfeited	(830)	6.78
Outstanding at June 30, 2025	9,543	$5.51
Granted	1,585	6.12
Vested	(1,541)	7.72
Forfeited	(792)	5.52
Outstanding at September 30, 2025	8,795	$5.23

During the three and nine months ended September 30, 2025, the Company recognized $8.8 million and $21.2 million of stock-based compensation expense for the vesting of RSUs, respectively. During the three and nine months ended September 30, 2024, the Company recognized $9.1 million and $27.0 million of stock-based compensation expense for the vesting of RSUs, respectively. As of September 30, 2025, unrecognized compensation cost related to unvested RSU awards expected to be recognized totaled $34.2 million. The weighted-average period over which this remaining compensation cost is expected to be recognized is 1.8 years.
The Company implemented a yearly stock-based bonus plan in 2021 and plans to settle accrued bonus liabilities related to fiscal year 2025 (included in “Accrued compensation expenses” on the Condensed Consolidated Balance Sheets), by issuing a variable number of fully-vested restricted stock units to its employees in 2025. As of September 30, 2025, the Company accrued $1.5 million for its 2025 annual bonus, which is expected to be settled in the first quarter of 2026 through the issuance of approximately 206,036 shares based on the Company's closing stock price as of September 30, 2025. However, the actual number of shares will be based on the share price at the date of settlement.
2022 Employee Stock Purchase Plan
In August 2022, the Company’s board of directors adopted the Company’s 2022 Employee Stock Purchase Plan (the “2022 ESPP”), subject to stockholder approval. The 2022 ESPP was approved by stockholders at the Company’s annual stockholders’ meeting held November 10, 2022. The Company authorized the issuance of 3,000,000 shares of common stock under the 2022 ESPP.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Under the 2022 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of offering or 85% of the fair value at the time of purchase, generally over a six-month period. For the three and nine months ended September 30, 2025, employees who elected to participate in the ESPP purchased 297,674 and 698,105 shares of common stock under the 2022 ESPP, respectively, resulting in cash proceeds to the Company of $0.7 million and $1.5 million, respectively. The purchase price was $2.07 and $2.24, each representing a 15% discount to the fair market value in March 2025 and September 2025, respectively. As of September 30, 2025, the Company had 1,242,467 remaining authorized shares available for purchase. For the three and nine months ended September 30, 2024, employees who elected to participate in the ESPP purchased 408,326 and 801,465 shares of common stock under the 2022 ESPP, resulting in cash proceeds to the Company of $0.9 million and $2.7 million, respectively. The purchase price was $4.55 and $2.19, each representing a 15% discount to the fair market value in March 2024 and September 2024, respectively. During the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.6 million of stock-based compensation expense for the 2022 ESPP, respectively. During the three and nine months ended September 30, 2024, the Company recognized $0.4 million and $1.5 million of stock-based compensation expense for the 2022 ESPP, respectively.
Other Share Awards
On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1.9 million in cash and stock. Among shares issued in the transaction, the Company issued approximately 113,000 restricted shares that are subject to time based vesting and issued approximately 151,000 restricted shares that are subject to time and performance based vesting over the next four and three years, respectively. These restricted shares are subject to certain individuals maintaining employment with the Company and, therefore, are accounted for under ASC 718. During the three months ended September 30, 2025, the Company recorded no compensation expense related to these shares. During the nine months ended September 30, 2025, the Company recorded $0.2 million to stock-based compensation expense related to 150,622 shares that vested upon employee separation. No additional compensation cost was recognized beyond the second quarter of 2025. The Company recognized $0.1 million and $0.4 million of stock-based compensation expense related to the vesting of these shares during the three and nine months ended September 30, 2024, respectively.
Unvested Earnout Shares
A portion of the earnout shares may be issued to individuals with unvested equity awards. While the payout of these shares requires achievement of share price targets based on the volume weighted average price of the Company’s common stock, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million or $11.52 per share. The Company recognized $0.1 million of stock-based compensation expense related to forfeitures during both the three and nine months ended September 30, 2025 and $0.0 million and $0.2 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there was no remaining compensation cost related to unvested earnout shares, except for forfeitures. Refer to Note 10 - “Earnout Liability”.

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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

	September 30, 2025	December 31, 2024
Risk-free interest rate	3.68%	4.23%
Equity volatility rate	95%	90%

As of September 30, 2025 and December 31, 2024, the earnout liability had a fair value of $30.9 million and $10.2 million, respectively, which resulted in a loss in the fair value of the earnout liability of $(0.8) million and $(20.7) million for the three and nine months ended September 30, 2025. As of September 30, 2024, the earnout liability had a fair value of $3.9 million, which resulted in a gain in the fair value of the earnout liability of $9.2 million and $42.9 million for the three and nine months ended September 30, 2024, respectively.
11. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
A majority of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers.
The following customers represented 10% or more of the Company’s net revenues for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2025	2024	2025	2024
Distributor A	*	54%	*	60%
Distributor B	51%	*	51%	*
Distributor C	14%	*	11%	*

Revenues by Geographic Area
Revenues for the three and nine months ended September 30, 2025 and 2024 were attributable to the following regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2025	2024	2025	2024
Hong Kong	54%	67%	57%	71%
Rest of Asia	25	16	21	13
China	10	3	10	3
United States	7	10	9	9
Europe	4	4	3	4
Total	100%	100%	100%	100%

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
The following customers represented 10% or more of the Company’s accounts receivable.

Customer	September 30, 2025	December 31, 2024
Distributor A	48%	*
Distributor B	*	44%
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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12. NET LOSS PER SHARE:
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the period using the two-class method because the Company’s sponsor earnout shares are a participating security since these shares contain a non-forfeitable right to receive dividends. Under the two-class method, earnings are allocated to each class of common stock and participating security as if all of the earnings for the period had been distributed. As the Company incurred net losses during three and nine months ended September 30, 2025 and 2024 and these securities are not contractually required to fund the Company’s losses, there is no allocation to the participating securities in the years presented. Diluted earnings per share are calculated by dividing net income (loss) by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding restricted stock units and restricted stock awards, and the assumed issuance of awards for contingently issuable performance-based awards, as computed using the treasury stock method. Performance-based restricted stock units and restricted stock awards are included in the number of shares used to calculate diluted earnings per share after evaluating the applicable performance criteria as of period end and under the assumption the end of the reporting period was the end of the contingency period, and the effect is dilutive. The Company has no plans to declare dividends.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted-average common shares - basic common stock	212,681	184,672	199,931	182,551
Stock options and other dilutive awards	—	—	—	—
Weighted-average common shares - diluted common stock	212,681	184,672	199,931	182,551

Shares excluded from diluted weighted-average shares:
Dilutive shares excluded ¹	4,268	3,584	2,572	4,658
¹ The Company’s potentially dilutive securities, which include unexercised stock options, unvested restricted stock units, ESPP shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025, the Company did not exclude any restricted stock awards from the diluted weighted average share count, as the individuals associated with those awards are no longer employed by the Company. As of September 30, 2024, the Company excluded an immaterial amount of restricted stock awards from the diluted weighted average share count as their performance conditions have not been achieved. As of September 30, 2025 and 2024, the Company excluded 10.0 million Earnout shares from the diluted weighted average share count as their performance and/or market conditions have not been achieved. As of September 30, 2025, there have been no LTIP options excluded from the diluted weighted average share count as these options have all been forfeited. As of September 30, 2024, 8.8 million LTIP options have been excluded from the diluted weighted average share count as their performance and/or market conditions have not been achieved.
As of September 30, 2025, the Company excluded 1.3 million of outstanding Class A common stock from basic and diluted weighted average share count as shares are subject to forfeiture based on market conditions that have not been achieved. These shares relate to certain shares of Class A common stock held by the Company’s SPAC sponsor that as part of the business combination were placed under market conditions requirements that if not met, would result in forfeiture. These requirements are consistent with the Earnout Milestones noted in Note 10 - “Earnout Liability” with each milestone tied to 421,000 shares. Each Earnout Milestone is considered met if at any time between March 18, 2022 (150 days following the Business Combination) and October 19, 2026, the volume-weighted average price of the Company’s Class A common stock is greater than or equal to $12.50, $17.00 or $20.00 for any twenty trading days within any thirty trading day period, respectively. These shares are participating securities with the same voting and dividend rights as the Company’s other Class A common stock.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13. PROVISION FOR INCOME TAXES
The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during the quarter. The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 0.1% and (0.1)%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2024 was (0.7)% and (0.6)%, respectively. The effective tax rate for 2025 differs from the prior year primarily as a result of tax expenses in foreign jurisdictions, which were not impacted by the valuation allowance. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative adjustment is recorded in that quarter. The Company's quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including the Company’s ability to accurately predict the proportion of the Company’s loss before provision for income taxes in multiple jurisdictions, the tax effects of the Company’s stock-based compensation, and the effects of its foreign entities.
The Company had no unrecognized tax benefits for the three and nine months ended September 30, 2025 and 2024. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the three and nine months ended September 30, 2025 and 2024.

14. SEGMENT INFORMATION
Navitas operates as a single operating segment under ASC 280 - Segment Reporting, which establishes requirements for public entities to disclose financial information about operating segments. Under ASC 280, an operating segment is defined as a component of a company that generates revenue and expenses, has discrete financial data available, and is regularly reviewed by the Chief Operating Decision Maker (CODM) to assess performance and allocate resources. The Company's CEO, Chris Allexandre, serves as the CODM, overseeing financial performance and making resource allocation decisions at a consolidated level.
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
15. COMMITMENTS and CONTINGENCIES
Purchase Obligations
At September 30, 2025, the Company had non-cancellable contractual agreements that were due beyond one year related to the Company’s lease obligations, see Note 8 - “Leases”.
In December 2024, the Company entered into an agreement with a vendor for the purchase of equipment wherein the Company will make quarterly installment payments of $0.8 million during 2026. The $0.7 million present value of these payments is included within 'Noncurrent liabilities' in the Condensed Consolidated Balance Sheets, while the first three payments of $2.3 million, due within one year, are recorded within accounts payable and other accrued expenses as of September 30, 2025. The $2.8 million present value of payments is reflected within noncurrent liabilities at December 31, 2024 in the Condensed Consolidated Balance Sheets.

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
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material claims were outstanding as of September 30, 2025. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
Release and license agreement
In March 2023, the Company entered into a Release and License Agreement (the “Agreement”) with a university. The Agreement stipulates the Company pay the university a total of $1.0 million over a period of three years, with the final payment by March 1, 2026. The Agreement licenses the Company to sell certain products covered by a patent owned by the university, subject to the Company paying a royalty fee on revenues from covered products sold during the term. Based on an indemnity agreement entered into in connection with the Company’s acquisition of GeneSiC Semiconductor Inc. in August 2022, the Company expects to be indemnified by the sellers in that transaction for the royalty amounts up to approximately $1.0 million. The total amount of accrued royalty was $2.0 million included in “Accounts payable and other accrued expenses” and $1.8 million and is included in “Accounts payable and other accrued expenses” and “Noncurrent liabilities” as of September 30, 2025 and December 31, 2024, respectively.
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

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
16. RELATED PARTY TRANSACTIONS
Related Party Investment
During the third quarter of 2022, Navitas made a $1.5 million investment in preferred interests of an entity under common control with the Company’s partner in a joint venture. During the first quarter of 2023 the Company made an additional investment of $1.0 million in the entity. The investment was accounted for as an equity investment under ASC 321 Investments - Equity Securities. In accordance with ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. In October 2024, the Company began accounting for this investment under the equity method in accordance with ASC 323. The Company revalued its investment to its fair value of $5.55 per share during the fourth quarter of 2024. The Company recorded its share of losses for the three and nine months ended September 30, 2025, resulting in a net loss of $0.3 million and $0.8 million, respectively, which was recorded in “Equity method investment loss” on the Statements of Operations. The investment was $8.1 million and $8.9 million as of September 30, 2025 and December 31, 2024, respectively, and is included in Other Assets in the Condensed Consolidated Balance Sheets.
Related Party Leases
The Company leases certain property from the family member of a senior executive of the Company, which expired in March 2024, and was a month-to-month lease through December 2024, and then was terminated. During the three and nine months ended September 30, 2024, the Company paid an immaterial amount in rental payments. These payments were made at standard market rates in the ordinary course of business. There was no rent obligation as of September 30, 2025.
The Company leases certain property from an entity that is owned by an executive of the Company, which expired in September 2023, and was on a month-to-month lease through May 2024, and then was terminated. During the three months ended September 30, 2024, the Company made no rental payments in relation to this lease. During the nine months ended September 30, 2024, the Company paid an immaterial amount in rental payments in relation to this lease. These payments were made at standard market rates in the ordinary course of business. There was no rent obligation as of September 30, 2025.

17. RESTRUCTURING
On October 15, 2024, the Company announced a cost-reduction plan (“2024 Restructuring Plan”) to streamline the organization with increased focus on artificial intelligence data centers, new energy sectors, which include EV, renewables, and energy storage and mobile applications, accelerating the Company’s path to profitability. The 2024 Restructuring Plan includes a reduction in headcount with the majority of the costs consisting of employee severance and benefits. The Company incurred $1.2 million in the fourth quarter of 2024 related to this plan. An immaterial amount of restructuring-related liabilities under the 2024 Restructuring Plan remain and are reported under Accounts payable and other accrued expenses on the Company’s Condensed Consolidated Balance Sheets.
On January 20, 2025, the Company announced an additional cost-reduction plan (“2025 Restructuring Plan”) aimed at further streamlining operations and enhancing its focus on artificial intelligence data centers, EV, and mobile applications. The plan included a 19% reduction in workforce, with most associated costs related to severance and stock-based compensation. The Company incurred no restructuring costs related to this plan for the three months ended September 30, 2025 and $1.5 million for the nine months ended September 30, 2025. As of September 30, 2025, restructuring-related liabilities under the 2025 Restructuring Plan remain immaterial and are reported under Accounts payable and other accrued expenses on the Company’s Condensed Consolidated Balance Sheets.
A summary of the balance sheet activity related to the combined 2024 and 2025 Restructuring Plans is as follows (in thousands):

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Amounts accrued as of December 31, 2024	Costs Incurred	Cash Payments	Adjustment	Amounts accrued as of September 30, 2025
Employee Severance and Benefits	$511	$1,469	$(1,884)	$(93)	$3
Other	6	—	(6)	—	—
	$517	$1,469	$(1,890)	$(93)	$3

18. SUBSEQUENT EVENTS
The Company evaluated material subsequent events from the condensed consolidated balance sheet date of September 30, 2025, through November 3, 2025, the date the condensed consolidated financial statements were issued. There were no material subsequent events as of November 3, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us, or “our” refer to the business of Navitas and its subsidiaries. Throughout this section, unless otherwise noted, “Navitas” refers to Navitas Semiconductor Corporation and its consolidated subsidiaries.
This quarterly report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are attempts to predict or indicate future events or trends or similar statements that are not a reflection of historical fact. Forward-looking statements may be identified by the use of words such as “we expect” or “are expected to be,” “estimate,” “plan,” “project,” “forecast,” “intend,” “anticipate,” “believe,” “seek,” or other similar expressions. Forward-looking statements are made based on estimates and forecasts of financial and performance metrics, projections of market opportunity and market share and current indications of customer interest, all of which are based on various assumptions, whether or not identified in this press release. All such statements are based on current expectations of the management of the Company and are not predictions of actual future performance. Forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions and expectations. Many actual events and circumstances that affect performance are beyond the control of the Company, and forward-looking statements are subject to a number of uncertainties.

Our business is subject to certain risks that could materially and adversely affect our business, financial condition, results of operations, or the value of our securities. These and other risk factors are discussed in the Risk Factors section beginning on p. 15 of our annual report on Form 10-K for the year ended December 31, 2024, as updated in the Risk Factors section in this quarterly report on Form 10-Q, and in other documents we file. If any of these risks materialize or if our assumptions underlying forward-looking statements prove to be incorrect, actual results could differ materially from the results implied by these forward-looking statements.
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
The Company designs, develops and markets next-generation power semiconductors including GaN power integrated circuits, high-voltage SiC devices and associated high-speed silicon system controllers, and digital isolators used in power conversion and charging. The Company focuses on high-power markets including AI data centers, performance computing, energy and grid infrastructure, and industrial electrification. The Company believes that its products provide superior efficiency, performance, size, cost and sustainability relative to existing silicon technology. The Company presently operates as a product design house that contracts the manufacturing of its chips and packaging to partner suppliers. Navitas maintains its operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan, Thailand, South Korea and the Philippines, with principal executive offices in Torrance, California. Navitas has over 300 patents issued or pending and is the world’s first semiconductor company to be CarbonNeutral®-certified. We utilize a fabless business model, working with third parties to manufacture, assemble and test our designs. Our fabless model allows us to run the business today with minimal capital expenditures.
Our go-to-market strategy is based on partnering with leading manufacturers and suppliers through focused product development, addressing both mainstream and emerging applications. We consider ourselves to be a pioneer in the GaN market with a proprietary, proven GaN power IC platform that is shipping in mass production to tier-1 companies including Samsung, Dell, Lenovo, LG, Xiaomi, OPPO, Amazon, vivo and Motorola. Most of the products we ship today are used primarily as components in mobile device chargers, but we have recently announced a transition to focus on high-power markets.

In support of our technology leadership, we have formed relationships with numerous Tier 1 manufacturers and suppliers over the past eight years, gaining significant traction in mobile and consumer charging applications. Navitas GaN is now in mass production with all of the top 10 global mobile OEMs for smartphones, and is in development with all 10 for laptops. In addition, our supply chain partners have committed manufacturing capacity in excess of what we consider to be necessary to support our continued growth and expansion.
A core strength of our business lies in our industry leading IP position. In addition to our comprehensive patent portfolio, our biggest proprietary advantage is our process design kit (PDK), the ‘how-to’ guide for Navitas designers to create new GaN based devices and circuits. Our GaN power IC inventions and intellectual property translate across all of our target markets from mobile, consumer, data centers, and new energy sectors, which include EV, renewables and energy storage. We evaluate various complementary technologies and look to improve our PDK, in order to keep introducing newer generations of GaN technology. In the three and nine months ended September 30, 2025, we spent approximately 131% and 97%, respectively, of our revenue on research and development. Navitas’ research and development activities are located primarily in the US and China. In the three and nine months ended September 30, 2024, we spent approximately 82% and 95%, respectively, of our revenue on research and development.
Execution of At-The-Market Agreement
On March 19, 2025, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”). We subsequently completed two ATM offerings referred to as ATM One and ATM Two, respectively. Pursuant to each agreement, we may offer and sell, from time to time, shares of its Class A common stock, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million through Jefferies as sales agent. As of June 30, 2025, we completed the sale of shares under both ATM One and ATM Two resulting in approximately 11.1 million shares under ATM One and 8.7 million shares under ATM Two, with gross proceeds of approximately $100.0 million and offering-related costs of $3.3 million in total. All sales were completed in the second quarter of 2025.
Results of Operations
Revenue
We design, develop and manufacture GaN ICs, SiC MOSFETs and Schottky MPS diodes that deliver best-in-class performance, ruggedness and quality. Our revenue represents the sale of semiconductors through specialized distributors to original equipment manufacturers (“OEMs”), their suppliers and other end customers.
Our revenues fluctuate in response to a combination of factors. In addition, our revenues may fluctuate in response to the Company’s announced transition to high-power markets. Some of the factors that may cause these revenue fluctuations include the following:
•our overall product mix and sales volumes, including changing product and market mix;
•gains and losses in market share and design win traction, including the Company’s ability to ramp products in its new high-power;
•pace at which technology is adopted in our end markets;
•the stage of our products in their respective life cycles;
•the effects of competition and competitive pricing strategies, particularly in the mobile and consumer markets impacted by our announced transition to high-power markets;
•availability of specialized field application engineering resources supporting demand creation and end customer adoption of new products;
•achieving acceptable yields and obtaining adequate production capacity from our wafer foundries and assembly and test subcontractors;
•market acceptance of our end customers’ products; governmental regulations influencing our markets;

•the global and regional economic cycles;
•declines in average selling prices due to product advances and market competition;
•changes in customer and distributor relationships including the Company’s announced consolidation of its distribution network in connection with its transition to high-power markets; and
•seasonal demand patterns in certain markets.
Our product revenue is recognized when the customer obtains control of the product and the timing of recognition is based on the contractual shipping terms of a contract. We provide a nonconformity warranty which is not sold separately and does not represent a separate performance obligation. Our product revenue is diversified across the United States, Europe, and Asia. We consider the domicile of our end customers, rather than the distributors we sell to directly to be the basis of attributing revenues from external customers to individual countries. Revenue for the three and nine months ended September 30, 2025 and 2024, excluding channel inventories, were attributable to end customers in the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
Country	2025	2024	2025	2024
China	52%	54%	52%	65%
United States	21	24	24	15
Europe	17	8	13	9
Asia excluding China	10	14	11	11
Total	100%	100%	100%	100%

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
Interest Income (Expense), net
Interest income (expense), net primarily consists of interest earned on bank deposits and interest expense on our royalty agreement.

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
Results of Operations
The tables and discussion below present our results for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change $	Change %
	2025	2024
Net revenues	$10,112	$21,681	$(11,569)	(53)%
Cost of revenues (exclusive of amortization of intangible assets included below)	6,281	13,069	(6,788)	(52)%
Operating expenses:
Research and development	13,280	17,828	(4,548)	(26)%
Selling, general and administrative	5,230	15,040	(9,810)	(65)%
Amortization of intangible assets	4,735	4,717	18	—%
Total operating expenses	23,245	37,585	(14,340)	(38)%
Loss from operations	(19,414)	(28,973)	9,559	(33)%
Other income (expense), net:
Interest income (expense), net	401	(39)	440	(1128)%
Dividend income	985	1,210	(225)	(19)%
(Loss) Gain from change in fair value of earnout liabilities	(844)	9,171	(10,015)	(109)%
Other income (expense), net	(59)	26	(85)	(327)%
Total other income (expense), net	483	10,368	(9,885)	(95)%
Loss before income taxes	(18,931)	(18,605)	(326)	2%
Income tax provision (benefit)	(19)	125	(144)	(115)%
Equity method investment loss	(322)	—	(322)	—%
Net loss	$(19,234)	$(18,730)	$(504)	3%

	Nine Months Ended September 30,		Change $	Change %
(dollars in thousands)	2025	2024
Net revenues	$38,620	$65,324	$(26,704)	(41)%
Cost of revenues (exclusive of amortization of intangible assets included below)	27,154	39,207	(12,053)	(31)%
Operating expenses:
Research and development	37,444	57,028	(19,584)	(34)%
Selling, general and administrative	24,721	46,509	(21,788)	(47)%
Amortization of intangible assets	14,203	14,265	(62)	—%
Restructuring expense	1,469	—	1,469	—%
Total operating expenses	77,837	117,802	(39,965)	(34)%
Loss from operations	(66,371)	(91,685)	25,314	(28)%
Other income (expense), net:
Interest income (expense), net	494	(109)	603	(553)%
Dividend income	2,376	4,251	(1,875)	(44)%
(Loss) Gain from change in fair value of earnout liabilities	(20,695)	42,920	(63,615)	(148)%
Other income (expense), net	(4)	140	(144)	(103)%
Total other income (expense), net	(17,829)	47,202	(65,031)	(138)%
Loss before income taxes	(84,200)	(44,483)	(39,717)	89%
Income tax provision	111	256	(145)	(57)%
Equity method investment loss	(827)	—	(827)	—%
Net loss	$(85,138)	$(44,739)	$(40,399)	90%

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Revenue
Revenue for the three months ended September 30, 2025 was $10.1 million compared to $21.7 million for the three months ended September 30, 2024, a decrease of $11.6 million, or 53%. The decline in sales was mainly due to the decline in sales to the mobile and consumer markets in the China region.
Cost of Revenues
Cost of revenues for the three months ended September 30, 2025 was $6.3 million compared to $13.1 million for the three months ended September 30, 2024, a decrease of $6.8 million or 52%. The change was primarily driven by a decline in sales to the mobile and consumer markets in the China region coupled with product mix.
Research and Development Expense
Research and development expense for the three months ended September 30, 2025 of $13.3 million decreased by $4.5 million, or 26%, when compared to the three months ended September 30, 2024. This is primarily driven by a decrease in stock-based compensation of approximately $1.3 million, coupled with a decrease in headcount and employee costs of $3.4 million as a result of the Company’s reduction in forces.

Selling, General and Administrative Expense
Selling, general and administrative expense for the three months ended September 30, 2025 of $5.2 million decreased by $9.8 million, or 65%, when compared to the three months ended September 30, 2024. This decrease was primarily driven by lower stock-based compensation of approximately $9.6 million, primarily due to a $8.5 million reversal of stock-based compensation due to the separation of our CEO who held 2021 LTIP Options, coupled with a decrease in headcount and employee-related costs of $1.2 million resulting from the Company’s workforce reduction and a $0.7 million decrease in bad debt expense. These decreases were partially offset by $2.5 million in CEO transition costs.
Amortization of Intangible Assets
Amortization of intangible assets remained fairly unchanged as we did not acquire new intangible assets.
Other Income (Expense), net
Interest income primarily consists of interest earned on our interest earning account and interest expense is associated with our royalty agreement. The $0.4 million increase in interest income was primarily attributable to higher cash balances.
Dividend income consists of income earned on our money market treasury funds that are recorded as cash equivalents on our consolidated balance sheet. Decrease of $0.2 million is primarily due to decreases in our investment balances in September 30, 2025 compared to September 30, 2024.
During the three months ended September 30, 2025, we recognized a $0.8 million loss from the change in fair value of our earnout liabilities. The change of $10.0 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq, resulting in the increase in the estimated fair value of the earnout shares from $0.46 as of September 30, 2024 to $3.20 as of September 30, 2025.
Income Tax Provision (Benefit)
Income tax benefit for the three months ended September 30, 2025 remained relatively flat and the income tax provision for the three months ended September 30, 2024 was $0.1 million. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

Equity method investment loss
In October 2024, we began applying the equity method to account for our joint venture investment. We recognized our proportionate share of the joint venture’s loss from the quarter, resulting in a net loss of $0.3 million for the quarter ended September 30, 2025.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Revenue
Revenue for the nine months ended September 30, 2025 was $38.6 million compared to $65.3 million for the nine months ended September 30, 2024, a decrease of $26.7 million, or 41%. The decline in sales was due to the same factors discussed above for the quarter.
Cost of Revenues
Cost of revenues for the nine months ended September 30, 2025 was $27.2 million compared to $39.2 million for the nine months ended September 30, 2024, a decrease of $12.0 million or 31%. The change was primarily driven by a decline in sales and product mix, partially offset by a $3.2 million inventory reserve related to demand softness in the China region.

Research and Development Expense
Research and development expense for the nine months ended September 30, 2025 of $37.4 million decreased by $19.6 million, or 34%, when compared to the nine months ended September 30, 2024. This decrease was primarily driven by lower stock-based compensation of approximately $11.6 million couple with a reduced headcount and employee-related costs of $7.8 million from the Company’s workforce reduction and the reversal of expense following the resignation of a senior management member who held 2021 LTIP Options. It also reflects a $2.1 million decline in R&D product development costs, partially offset by a $2.2 million advanced R&D NRE impairment.
Selling, General and Administrative Expense
Selling, general and administrative expense for the nine months ended September 30, 2025 of $24.7 million decreased by $21.8 million, or 47%, when compared to the nine months ended September 30, 2024. This is primarily driven by a decrease in stock-based compensation of approximately $19.7 million largely resulting from the reversal of $12.6 million in stock-based compensation following the separation of two senior management members who held 2021 LTIP Options. This is coupled with a decrease in headcount and employee costs of $3.3 million as a result of the Company’s reduction in forces. This was partially offset by approximately $2.5 million in CEO transition costs and $1.6 million related to governance costs.
Amortization of Intangible Assets
Amortization of intangible assets remained fairly the same as we did not acquire new intangible assets.
Restructuring Expenses
We announced cost-reduction plans that include a reduction in headcount with the majority of the costs consisting of employee severance and benefits. We incurred $1.5 million related to this plan for the nine months ended September 30, 2025.
Other Income (Expense), net
Interest income primarily consists of interest earned on our interest earning account and interest expense is associated with our royalty agreement. The $0.6 million increase in interest income was primarily attributable to higher cash balances.
Dividend income consists of income earned on our money market treasury funds that are recorded as cash equivalents on our consolidated balance sheet. Decrease of $1.9 million is primarily due to decreases in our investment balances in September 30, 2025 compared to September 30, 2024.
During the nine months ended September 30, 2025, we recognized a $20.7 million loss from the change in fair value of our earnout liabilities. The change of $63.6 million was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq, resulting in an increase in the estimated fair value of the earnout shares from $0.46 as of September 30, 2024 to $3.20 as of September 30, 2025.
Income Tax Provision
Income tax provision for the nine months ended September 30, 2025 decreased to $0.1 million when compared to the income tax provision of $0.3 million for the nine months ended September 30, 2024 mainly due to lower taxable income. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.
Equity method investment loss
In October 2024, we began applying the equity method to account for our joint venture investment. We recognized our proportionate share of the joint venture’s loss from the quarter, resulting in a net loss of $0.8 million for the nine months ended September 30, 2025.

Liquidity and Capital Resources
Our primary use of cash is to fund our operating expenses, working capital requirements, and outlays for strategic investments and acquisitions. In addition, we use cash to conduct research and development, incur capital expenditures, and fund our debt service obligations.
We entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) on March 19, 2025. We subsequently completed ATM One and ATM Two. Each agreement permits us to sell, from time to time, shares of its Class A common stock, par value $0.0001 per share, with an aggregate offering capacity of up to $50.0 million, through Jefferies acting as sales agent. As of June 30, 2025, we had sold approximately 11.1 million shares under ATM One and 8.7 million shares under ATM Two, resulting in gross proceeds of approximately $100.0 million and offering-related costs of $3.3 million in total. All sales were completed in the second quarter of 2025. There were no sales in the third quarter of 2025. As of June 30, 2025, there was no available capacity for sale under either ATM One or ATM Two, and therefore neither facility represents current available liquidity.
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
As of September 30, 2025, we had cash and cash equivalents of $150.6 million. The Company believes that our current levels of cash and cash equivalents are sufficient to finance our operations, working capital requirements and capital expenditures for the foreseeable future. However, the Company recently announced a transition towards high-power markets which may require additional capital to execute. As a result, the Company may reconsider its capital requirements and pursue additional liquidity.
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

Cash Flows
The following table summarizes our consolidated cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	September 30, 2025	September 30, 2024
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(34,783)	$(48,633)
Net cash used in investing activities	$(1,384)	$(8,709)
Net cash provided by financing activities	$99,148	$3,117
We derive liquidity primarily from cash on hand and equity financing activities. As of September 30, 2025, our balance of cash and cash equivalents was $150.6 million, which is an increase of $63.8 million or 74% compared to December 31, 2024.

Operating Activities
For the nine months ended September 30, 2025, net cash used in operating activities was $34.8 million, which primarily reflects a net loss of $85.1 million, adjusted for a non-cash loss of $20.7 million related to changes in the fair value of our earnout liability, amortization of intangible assets of $14.2 million, non-cash stock-based compensation of $6.5 million, depreciation and amortization of $2.6 million partially offset by aggregate cash inflows from changes in operating assets and liabilities of $3.3 million. Specifically, operating cash flow was mainly impacted by decreases in accounts receivable of $3.2 million, decreases in other assets of $1.0 million, and decreases in inventories of $0.8 million, partially offset with decreases in lease liabilities related to lease payments of $1.3 million, and decreases in accounts payable, accrued compensation and other accrued expenses of $0.7 million.
For the nine months ended September 30, 2024, net cash used in operating activities was $48.6 million, which primarily reflects a net loss of $44.7million. This decrease to operating cash flows is partially offset by adjustments for non-cash share-based compensation of $38.0 million, depreciation of $2.2 million, non-cash gains of $42.9 million in earnout liabilities, amortization of intangible assets of $14.3 million, and an aggregate cash used in operating assets and liabilities of $18.2 million. Specifically, increases in accounts receivables of $1.5 million, decreases in accounts payable, accrued compensation and other expenses of $9.9 million, decline in customer deposits and deferred revenue of $8.9 million, partially offset by decreases in inventories and prepaid expenses and other current assets of $3.0 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was primarily attributable to fixed asset purchases of $1.4 million.
Net cash used in investing activities for the nine months ended September 30, 2024 of $8.7 million was primarily due to $2.5 million cash funding of a joint venture and $6.2 million for purchases of fixed assets.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 of $99.1 million was primarily due our ATM offering of $100.0 million, proceeds from our employee stock purchase plan of $1.5 million, and proceeds from stock option exercises of $1.0 million. This was partially offset by the cost of our ATM offerings of $3.3 million.
Net cash provided by financing activities for the nine months ended September 30, 2024 of $3.1 million was primarily due to proceeds from stock option exercises of $0.4 million and proceeds from our employee stock purchase plan of $2.7 million.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. As of September 30, 2025, our non-cancellable contractual arrangements consisted of lease obligations and an agreement for the purchase of equipment. Refer to Note 8 - “Leases” for further information on our minimum future payments related to lease obligations. In December 2024, we entered into an agreement with a vendor for the purchase of equipment, requiring quarterly installment payments. Refer to Note 15 - “Commitments and Contingencies” for additional details on purchase obligations.

Off-Balance Sheet Commitments and Arrangements
As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and involvement of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2025, as a result of the material weaknesses in our internal control over financial reporting discussed below and filed in our Form 10-K for the year ended December 31, 2024 on March 19, 2025 with the SEC, our disclosure controls and procedures were not effective.
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
As remediation efforts continue, management may implement additional measures or adjust plans as needed. Material weaknesses will be considered remediated once controls have been effectively designed, implemented, and tested over a sustained period. While management expects these actions to be effective at remediating the control deficiency, the exact timing of completion remains uncertain.
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

Item 1A. Risk Factors.
We are adding the following risk factor to those previously disclosed under the category heading “Risks Related to Our Business and Strategy” and mofiying certain risk factors previously disclosed under the category headings “Product and Technology Development Risks” and “Supplier Risks” in the Risk Factors section of our most recent annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 19, 2025, as augmented by the additional risk factors set forth in the Risk Factors section of our quarterly report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 9, 2025 and our quarterly report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 4, 2025. All of these risk factors should be carefully considered in conjunction with the other information included in this quarterly report on Form 10-Q. The risk factors we disclose, as well as other risks not currently known to us or that we currently view as immaterial, could materially and adversely affect our business, financial condition, results of operations, or the value of our securities.
Risks Related to Our Business and Strategy
Our increased focus on AI data centers, performance computing, energy and grid infrastructure and industrial electrification, and our reduced emphasis on mobile and consumer products, may not achieve the anticipated results.

We recently announced an enhanced focus on AI data centers, performance computing, energy and grid infrastructure and industrial electrification, and a de-emphasis on mobile and consumer products. We may not successfully execute our strategic transition to these new markets and customer applications, which could adversely affect our business, results of operations, and financial condition.

We are in the process of redirecting our strategic focus away toward supplying products for AI data centers, performance computing, energy and grid infrastructure and industrial electrification. As a result, we will transition our strategic focus away from mobile and consumer electronic markets - the primary source of our historic revenue. This strategic realignment entails significant operational, technical, and market risks. Our success in these markets depends on factors including our ability to (i) develop and scale semiconductor solutions that meet demanding power, efficiency, and performance requirements of our customers; (ii) compete against established incumbents with substantial R&D and manufacturing resources; (iii) anticipate rapidly evolving customer needs and technological standards in these high-power and high-performance segments; and (iv) secure design wins and long-term supply agreements in new and unfamiliar market segments.

This transition may also require additional capital to execute upon our strategy, which may not be available to us when we need it or on terms acceptable to us. If we are unable to secure the capital needed to execute upon our strategic initiatives, our business operations could be materially affected. Products for AI data centers, performance computing, energy and grid infrastructure and industrial electrification generally require larger, more complex die sizes, advanced process nodes, and longer qualification cycles than consumer products, leading to greater up-front R&D investments and longer payback periods. In addition, our existing manufacturing and supply-chain relationships, optimized for high-volume consumer devices, will need to be adjusted for these new products and customers. Any adverse outcomes in product qualification, manufacturing or performance could materially harm our margins and cash flows.

Furthermore, as we reduce our focus on the mobile and consumer markets, we may lose existing customer relationships and brand visibility in those sectors. The markets for AI data centers, performance computing, energy and grid infrastructure and industrial electrification are also subject to cycles of over-investment, component oversupply, and technological disruption, which can lead to sharp fluctuations in demand and variability in results. If our transition does not yield expected revenue growth or margin improvement, or if emerging competitors capture key design opportunities, our business, financial performance, and long-term growth prospects could be materially and adversely affected.

Risks Related to Product or Technology Announcements
The market price of our common stock may be affected by announcements regarding the selection of our products or technologies by key customers or industry participants, even though the events and corresponding business opportunities may not reflect binding commitments or future revenues. This may be particularly true following the Company’s announcement of a pivot towards high-power markets. Investors should not place undue reliance on such announcements as an indicator of our business prospects, future performance or otherwise when evaluating the value of our common stock.

From time to time, key customers or other industry participants, with whom we have established relationships in connection with our product and technology development, may publicly announce that they have selected, qualified or approved our products or technologies for potential use in connection with their offerings or their own development programs, or that they are collaborating with us in connection with such programs. Such announcements may generate significant investor interest and may lead to temporary fluctuations in our stock price as the market reacts to perceived business opportunities. This may be particularly true following the Company’s announcement of a transition towards high-power markets. However, the events and corresponding business opportunities which are referred to in, or implied by, such announcements may not constitute binding commitments, and there can be no assurance that the underlying business relationships will endure, or that any such business opportunities will be realized. Our success ultimately depends on customers placing orders for, and purchasing, our products, and there is no guarantee, based on such announcements, that any customer will ultimately place orders for our products or that any such orders will be material in amount.

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

As a result, our stock price may experience volatility based on news of potential activities by customers or other industry participants that may not ultimately translate into actual sales or revenue. Investors should not place undue reliance on such announcements as an indicator of our business prospects, future performance or otherwise when evaluating the value of our common stock.

Our ability to accurately predict future revenues and profits is inherently subject to significant uncertainties, particularly as our products are designed to disrupt existing markets and create new or emerging markets. For example, the success of our strategic focus on products intended for high-power markets, including AI data centers, performance computing, energy and grid infrastructure and industrial electrification, depends on our assumptions about end-customer acceptance of both our products in those applications, and our assumptions about customers’ acceptance of advanced system architectures for servers used in high-power markets, either of which may turn out to be inaccurate.

Unlike established markets, such as those for legacy silicon solutions, where historical trends offer some predictive value, new and emerging markets present unique challenges:
•Market Acceptance and Addressable Market Uncertainty: The demand for our products, and our customers’ products, in new or emerging markets is difficult to forecast, as customer preferences may not be fully known and can evolve rapidly. Further, demand for our products depends on the acceptance of underlying new and developing system architectures. For example, our predictions for the use of GaN- and SiC-based products in 800V AI data center power applications depend on assumptions regarding the acceptance and growth of 800V systems themselves.
•Lack of Historical Data: In established markets, revenue projections can be supported by trends from prior periods. In contrast, there is little or no precedent for products aimed at new use cases, rendering traditional forecasting methods less reliable.
•Unpredictable Competitive Dynamics: To the extent our products reshape or create new market landscapes, the competitive environment may evolve in unexpected ways. For example, new competitors may emerge, or traditional competitors with established R&D and manufacturing resources, and long-standing customer relationships, may choose to offer competitive GaN or high-voltage SiC solutions.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended September 30, 2025, none of our directors and officers have entered into, amended, or terminated a 10b5-1 training plan.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Description

3.1
Second Amended and Restated Certificate of Incorporation of Navitas Semiconductor Corporation (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K, filed with the SEC on October 25, 2021).

3.2	Amended and Restated Bylaws of Navitas Semiconductor Corporation (incorporated by reference to Exhibit 3.1 of our current report on Form 8-K, filed with the SEC on April 10, 2025).

10.1*	CEO Transition Agreement, dated as of August 22, 2025, between the Company and Gene Sheridan

10.2*	Employment Agreement, dated as of August 22, 2025, among the Company, Navitas Semiconductor USA, Inc. and Chris Allexandre

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data file (formated as inline XBRL and contained in Exhibit 101)

* Filed herewith ** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Chris Allexandre
Chris Allexandre
President and Chief Executive Officer (principal executive officer)

Date:	November 3, 2025

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Todd Glickman
Todd Glickman
Sr. V.P., Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Date:	November 3, 2025