Form 10-K
period 2025-12-31
Navitas Semiconductor Corp
filed 2026-02-27
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,177,000,000.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 230,792,765 shares of Class A common stock and no shares of Class B common stock were outstanding at February 25, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2026 annual meeting of stockholders are incorporated into Part III herein.

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
•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans, including our recently announced prioritization of high-power markets and de-prioritization of mobile and consumer markets;
•our product development timeline and expected start of production;
•the implementation, market acceptance and success of our business model;
•our ability to realize the anticipated cost savings and operational efficiencies in connection with our restructurings
•our ability to scale in a cost-effective manner;
•our ability to manufacture products that meet the high reliability and quality standards of our customers;
•the performance of current and new suppliers, including our foundry partners and other third-parties on whom our supply chain depends;
•developments relating to our customers, competitors and industry;
•geopolitical changes, including trade wars, military conflicts, pandemics and other force majeure events;
•trading relationships between countries in which we operate, including primarily those between the United States and China, and related regulatory developments such as tariffs, customs duties, trade sanctions and cross-border investment restrictions;
•our ability to realize benefits from the acquisition of GeneSiC Semiconductor Inc. on August 15, 2022;
•our ability to obtain and maintain intellectual property protection, defend our intellectual property rights, and avoid infringement on the intellectual property rights of others;
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

PART I
Item 1. Business.
Overview
Navitas Semiconductor Corporation (“we,” us,” “Navitas” or the “Company”) designs, develops and markets next-generation power semiconductors including gallium nitride (GaN) power integrated circuits (ICs), high-voltage silicon carbide (SiC) devices and associated high-speed silicon system controllers, and digital isolators used in power conversion and charging. We focus on high-power markets including artificial intelligence (“AI”) data centers, energy and grid infrastructure, performance computing and industrial electrification.
Our products are engineered to deliver superior efficiency, performance, power density, and sustainability compared to legacy, silicon-based technologies. By leveraging the unique properties of wide bandgap (WBG) materials such as GaN and SiC, our solutions enable higher power throughput, higher voltage operation, improved thermal performance, and reduced system size and cost, which are critical advantages for high-power applications such as hyperscale and AI data centers, grid electrification, high-performance computing clusters, and industrial automation. We operate as a product design house that contracts the manufacturing of its chips and packaging to partner suppliers.
Through this focus on high-power markets, we are positioned to support the global transition to electrification and energy conservation. Our mission is to drive innovation in high-frequency, high-efficiency, and high-density power electronics, enabling our customers to achieve greater energy savings, operational reliability, and sustainability. By unlocking new levels of speed and efficiency, Navitas is leading the transformation of power electronics to “Electrify Our World”™ for a cleaner, more connected future.

About the Company
Navitas Semiconductor Corporation was originally incorporated as Live Oak Acquisition Corp. II. On October 19, 2021, as part of a series of related transactions (which we refer to as the “Business Combination”), the registrant acquired all of the equity interests of Navitas Semiconductor Limited, an Irish private company domesticated in Delaware as Navitas Semiconductor Ireland, LLC (collectively, “Legacy Navitas”) and changed the name of the registrant to Navitas Semiconductor Corporation. As a result, Legacy Navitas became a wholly owned subsidiary of Navitas Semiconductor Corporation effective October 19, 2021.
Legacy Navitas was founded in 2014, and since that time, has successfully harnessed the fundamentally superior material properties of GaN to enable cost savings and enhanced power conversion. With ten-times stronger electrical fields and twice the electron mobility compared to silicon, GaN is ideally suited for disrupting power switching applications, but challenges around process, quality and reliability made commercialization difficult. By developing a fully qualified manufacturing process with over one billion device hours tested, Navitas overcame these key hurdles to successfully and reliably integrate the critical drive, control and protection circuits into a single chip, enabling mainstream GaN adoption and unlocking the full potential of GaN in speed, efficiency, simplicity and cost.
In August 2022, Navitas acquired GeneSiC Semiconductor, adding a broad range of SiC MOSFETs and diodes to the Navitas portfolio. GeneSiC proprietary trench-assisted planar-grade MOSFET technology combines the best of planar SiC (ease of manufacturing, robustness) with the best of trench SiC (low resistance, smaller die sizes). Navitas SiC MOSFETs have lower resistance at higher temperatures, and operate at cooler temperatures, for expected 3x longer device life expectancy.
In late 2025, we announced a strategic pivot that we called “Navitas 2.0,” which entailed an enhanced focus on high-power markets, including AI data centers, energy and grid infrastructure, performance computing and industrial electrification, and a de-emphasis on mobile and consumer products. In connection with this pivot, we restructured the organization, reallocating resources and priorities in support of these high-power markets.

We believe that the combination of GaN and SiC expertise and technologies makes Navitas particularly well-suited to compete and succeed in these emerging high-power markets. In addition, we have an impressive track record of manufacturing and shipping GaN and SiC devices at scale. As of December 31, 2025, we have shipped over 300 million GaN devices and nearly 30 million SiC devices with proven quality and field-reliability performance.
Navitas is led by a team of veteran power semiconductor industry experts with deep business and technical experience in semiconductor materials, devices, applications, systems and marketing. We maintain operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan, Thailand, South Korea and the Philippines. Our principal executive offices are located in Torrance, California and we have satellite offices in Santa Clara, California and Irvine, California. We have a strong legacy of innovation, with over 300 patents issued or pending, and we are proud to be the world’s first semiconductor company to be CarbonNeutral™-certified.

Industry Overview and Market Opportunities
Electronic devices that run on electrical power need power converters to adapt voltage levels required for the particular use case. Depending on the application, there is a huge range of power and voltages, and hence there are various types of power semiconductors and power conversion topologies. Until recently, only silicon (Si) based devices were available, limiting the choices for our customers. With the advent of gallium nitride (GaN) and silicon carbide (SiC), also called wide bandgap (WBG), power semiconductor technologies, there has been a vast improvement in cost of ownership, efficiency, size, and weight of these power converters owing to the superior performance characteristics of WBG devices. Moreover, many new applications are enabled only because of the performance delivered by these devices. In 2025, industry sources indicate that GaN and SiC power semiconductors constituted only a small fraction of the total power semiconductor devices shipped in 2025, leaving the majority of the market still to traditional Si devices. We believe that GaN and SiC devices are on cusp of widespread adoption, particularly in high power applications, and Navitas is focused on pursuing those markets.
Specifically, Navitas has identified four key end markets where we expect rapid and widespread adoption of GaN and SiC technologies: AI data center, energy and grid infrastructure, performance computing and industrial electrification. These markets are driven by major, long-term secular trends including explosive growth in AI computing and data center construction, increasing energy costs and the long overdue need to upgrade electrical grids and power infrastructure.
AI & Data Center. Demand for better power conversion solutions in AI data centers is exploding as GPUs and NPUs demand more power while requiring the same physical space. As server power racks increase the power required per rack, solutions based on wide bandgap devices such as Navitas GaN and SiC devices have become a necessity, replacing older Si-based solutions. Navitas’s capability to engineer GaN and SiC-based devices by investing in system-level know-how makes it a recognized supplier in this market.
Energy and Grid Infrastructure. As demand for datacenter power evolves, so does the need for better solutions for the delivery of power to datacenters. Traditional 50/60Hz transformers no longer meet the efficiency, space, and uptime requirements for modern datacenters. Solid State Transformer is a latest generation of power electronics solution that operates from an input voltage of 11 to 13 KV AC and delivers an output voltage of 800 VDC standard or 1500 VDC standard. These SSTs deliver higher system efficiency compared to a traditional grid solution while also providing better system uptime at a lower cost of ownership in a smaller space. Navitas’s GaN and SiC devices are the leading choice by many OEMs investing in datacenter infrastructure.
Performance Computing. GaN Power devices are generally accepted in high-power-density chargers for high-end computers, replacing their Si-based predecessors. As AI adoption accelerates, more AI functions are expected to be enabled on edge, such as a laptop computer, requiring higher power to operate and hence more advanced charging solutions. Navitas has developed a broad line of GaN power devices and ICs offering optimal choices to customers based on their needs.
Industrial Electrification. GaN-based inverters offer smaller size, lighter weight, and higher efficiency compared to Si-based solutions. These benefits carry much higher value in the case of handheld appliances such as vacuum cleaners.

Navitas has developed dedicated GaN power ICs to target such application providing significantly lower cost of ownership to our customers. Our very high voltage capabilities in SiC devices enable more reliable and cost-effective circuits for applications running on very high voltages such as motor inverters running on 3-phase 480 Vac.

Business Strategy
In late 2025, we announced a strategic pivot that we called “Navitas 2.0,” which entailed an enhanced focus on high-power markets, including AI data centers, energy and grid infrastructure, performance computing and industrial electrification, and a de-emphasis on mobile and consumer products. We intend to build on our heritage of product and technology innovation to pursue sustainable, high-quality growth by targeting markets experiencing structural demand growth driven by AI workloads, electrification and grid modernization.
Our product strategy will focus on GaN and high-voltage SiC for high power markets, leveraging our proven technology and product portfolio of gallium nitride and high-voltage SiC devices. We have intentionally excluded electric vehicles (EV) and low-voltage SiC from our target market, as we intend to focus on high-margin, sustainable opportunities in high power markets. We believe these high power markets are poised for a multi-year growth trend as GaN and SiC replace existing Si devices. The AI datacenter revolution is the primary catalyst of this trend, with strong parallel growth in grid infrastructure, performance computing and industrial electrification.
We will continue to leverage our fabless business model, where we outsource wafer fabrication and other test and assembly functions to third-party partners. We believe that this model will allow us to move faster and scale quicker at lower capital expense than a vertically integrated manufacturing strategy. Our collaboration with third-party suppliers is bidirectional, as Navitas brings extensive process and materials innovation to these partnerships.
Lastly, a key component of our business strategy is to maintain financial discipline and balance sheet strength to allow us to make investments when and as necessary to scale quickly, pursue opportunities or acquire new technologies in service of our mission.

Competitive Advantages
Our status as one of the only pure-play next-generation high-power semiconductor companies positioned at the intersection of AI data center growth and grid modernization provides us with significant competitive advantages as we pursue emerging high-power markets.
Navitas is one of the very few suppliers offering a full spectrum of GaN and high-voltage SiC products and solutions to support impending shifts in power architecture driven by AI computing and grid modernization. This dual-capability is strategically and competitively significant because it allows us to address the full range of high-power use cases and challenges. GaN excels in medium-voltage, high-frequency, high-density power conversion while SiC dominates in high- and ultra-high-voltage, high-power systems. Whereas many of our competitors specialize in one or the other, we are a full-stack next-generation power semiconductor provider of both GaN and high-voltage SiC devices, allowing system-level optimization across voltage tiers.
Beyond technical innovation, Navitas is also unique in that it has shipped both GaN and SiC devices at volume, acquiring essential know-how along the way. As of December 31, 2025, we have shipped over 300 million GaN devices and nearly 30 million SiC devices with proven quality and field-reliability performance.
We believe that Navitas has one of the broadest intellectual property portfolios in the power semiconductor industry, giving us a competitive advantage against both incumbent competitors and new market entrants. We possess a patent portfolio consisting of over 300 patents, issued or pending worldwide, that encompass fundamental aspects of both GaN and SiC technology. The competitive value of our patent portfolio was validated in October 2024 when we entered into a broad patent cross-license with Infineon Technologies AG.
Our high-power markets encompass a number of end-use applications with national security implications, including both AI computing and grid modernization. As a result, we consider our collaboration with United States based foundry partners, specifically GlobalFoundries for GaN and X-Fabs for SiC, to be a competitive advantage, as we believe that foreign semiconductor companies and companies that rely on foreign supply chains will be disadvantaged in these critical markets.
Finally, we believe that our capital efficiency and financial strength gives us a competitive advantage in our markets. By adopting a fabless manufacturing model, we are able to scale faster with a lower fixed-cost burden than our vertically integrated peers. Similarly, with no debt and a strong balance sheet, we have the ability and optionality to quickly allocate capital towards new opportunities and high-value programs. At Navitas, “speed of execution” is a core value and we believe it gives us a competitive advantage.

Sales, Marketing and End Customer Support
Our go-to-market strategy prioritizes accelerating adoption of GaNFast™ GaN power ICs and GeneSiC™ SiC technologies in high-growth, high-margin markets. We have refocused on four priority markets: (1) AI data centers, (2) and energy and grid infrastructure, (3) performance computing, and (4) industrial electrification. We have de-emphasized mobile charging, low end consumer electronics, and China-based segments to enhance revenue quality and profitability.
We leverage deep design expertise and strategic partnerships with leading hyperscalers, GPU vendors, Tier-1 OEMs and ODMs, and platform providers to develop differentiated solutions for next-generation architectures, including 800 VDC systems.
Comprehensive design support, proprietary process design kits, and dedicated application design centers (standalone or joint labs with partners) accelerate customer adoption and integration.
We collaborate with select global distribution partners for additional field engineering resources, while our direct sales team builds new strategic relationships in our focus markets. We believe that this refined strategy—supported by innovations such in GaN based AI 800VDC platforms and ultra-high-voltage GeneSiC™ technology—positions Navitas to capitalize on AI power demands, grid modernization, and sustainable electrification for scalable, sustainable and profitable growth.

Manufacturing and Operations
We utilize a fabless business model, partnering with third-party foundries, assembly houses, and test facilities to manufacture our gallium nitride (GaN) and silicon carbide (SiC) power semiconductor products. Our manufacturing strategy emphasizes technology leadership, geographic diversification, and supply chain resilience across all stages of production.
Our products move through a multi-stage manufacturing process from raw materials to finished goods:
Epitaxial (Epi) Wafer and Substrate Sourcing: We source epitaxial wafers and silicon substrates from multiple qualified suppliers across the United States and Asia, ensuring supply redundancy and cost competitiveness. These materials form the foundation of our GaN-on-Si and SiC device structures.
Wafer Fabrication: We source processed wafers from multiple foundry partners globally with multiple existing partners in Asia and United States. We work closely with our foundry suppliers to customize technologies to ensure leading edge performance, power, yields, manufacturability and die sizes. For GaN products, our existing wafer fabrication partner is TSMC located in Taiwan. Our US based GaN fabrication partner is GlobalFoundries. We have two additional wafer fabs supporting GaN and CMOS technologies in Asia. Our SiC products are manufactured in the United States by X-Fab using

Navitas developed technologies. This multi-foundry strategy provides supply security and manufacturing flexibility as demand scales.
For GaN wafer fabrication specifically, our devices are built using a layer of gallium nitride deposited on a silicon substrate (GaN-on-Si). We have invested significantly in process development to overcome traditional GaN-on-Si manufacturing challenges—including material incompatibilities, defect management, and yield optimization—achieving predictable, consistent manufacturing results suitable for high-volume applications in harsh environments. Our GaN process integrates seamlessly with standard CMOS foundry equipment through the addition of targeted GaN-specific process modules, enabling us to leverage existing semiconductor infrastructure and qualify additional manufacturing partners as needed.
Assembly and Packaging: Following wafer fabrication, processed wafers are shipped to assembly subcontractors primarily located in Asia, where they undergo dicing, die attach, wire bonding, and packaging operations. We qualify multiple assembly houses for each product family to mitigate concentration risk and maintain production continuity.
Testing and Quality Assurance: Packaged devices undergo comprehensive electrical testing and quality screening at test subcontractors, also primarily in Asia. Final testing validates electrical performance, thermal characteristics, and reliability parameters before products are qualified for shipment to customers. We maintain rigorous quality standards and traceability throughout the test process.
Logistics and Distribution: Finished goods are warehoused and distributed globally through our logistics partners, with inventory positioned strategically to support customer demand across automotive, data center, mobile, and consumer electronics markets.
All manufacturing activities—from foundry procurement and capacity planning to assembly scheduling and quality management—are coordinated through centralized operations functions within Navitas. This centralized model ensures consistent execution, rapid issue resolution, and alignment between manufacturing output and customer commitments. We maintain long-term supply agreements with key partners and actively monitor capacity, lead times, and yield performance to optimize production efficiency and meet growing demand.
Gallium, the primary material in our GaN products, is produced as a byproduct of aluminum refining (bauxite processing). Global gallium production capacity exceeds 2,000 tons annually and is growing approximately 15% per year, sourced from geographically diverse regions. Semiconductor applications—including power electronics, LEDs, and high-speed logic—represent 98% of commercial gallium demand. Each Navitas GaN power IC contains approximately 95 micrograms of gallium; based on our growth projections, we estimate our gallium consumption will represent less than 0.01% of global annual supply through 2026. Gallium is neither rare nor classified as a critical material, providing long-term supply security for our GaN product roadmap.

Competition
Our competitors include suppliers of silicon-based as well as GaN-based and SiC-based power semiconductors. Our competitors include both global semiconductor companies with diversified product portfolios and smaller semiconductor companies with a narrow product or market focus. Similarly, our competitors include companies that outsource manufacturing and foundry services like we do, as well as those that are vertically integrated. Many of our competitors have significantly greater financial resources than we do, meaning they are better positioned to weather adverse market conditions or make opportunistic acquisitions. Most suppliers of GaN-based devices today offer discrete (i.e., non-integrated) GaN solutions, which require silicon-based and other components for drive, control and protection. These solutions, even though they offer some benefits compared to silicon, still do not capture all the advantages of a GaN integrated power IC that Navitas provides. Our primary GaN competitors include Infineon Technologies AG, Power Integrations, Inc., Texas Instruments Incorporated, Innoscience (Suzhou) Semiconductor Co., Ltd., Renesas Electronics Corp., and Efficient Power Conversion Corporation (EPC). Our primary SiC competitors include Infineon, Wolfspeed, Inc., ON Semiconductor Corporation, ROHM Co., Ltd., Qorvo, Inc., and STMicroelectronics International N.V. Our primary silicon-based power semiconductor competitors include Infineon, STMicroelectronics, ON Semiconductor and

Power Integrations, among others. Silicon-based power devices are still the incumbent solutions used for power applications and currently have a lower-cost advantage.

Research and Development
Navitas Semiconductor specializes in wide bandgap technology, developing high-efficiency Gallium Nitride (GaN) and Silicon Carbide (SiC) based high-power products that enable higher power density, and improved energy efficiency for AI data centers , performance computing, industrial electrification and next-generation grid-tied applications like solid-state transformers (SSTs) and Battery Energy Storage System or grid type renewal energy. GaNFast™ power ICs integrate drive, control, and protection to enable 100x faster switching and up to 40% energy savings over incumbent silicon-based technology. GeneSiC™ Technology features patented "trench-assisted planar" MOSFETs for high-voltage (up to 6.5kV) applications. As of 2026, the company is pivoting towards high-power, higher margin applications under "Navitas 2.0", shifting R&D, resources, and product portfolio from consumer mobile electronics towards high-power markets such as AI data centers, energy and grid infrastructure, performance computing and industrial electrification. The company is developing both GaN and high voltage SiC solutions to cover the entire power path from the utility grid to the AI graphics processing unit (GPU) and engaging in strategic partnerships with major industry technology leaders and hyperscalers on 800 V AI factory power architectures.

Intellectual Property
We rely primarily on a combination of patent, trademark, copyright and trade secret protection to protect our intellectual property. We believe we have one of the most robust power semiconductor patent portfolios, with more than 300 issued or pending patents worldwide. In October 2024 we entered into a broad patent cross-license with Infineon Technologies AG, demonstrating the value of our patent portfolio. An additional element of our intellectual property is our GaN IC process design kit (PDK), which we use to facilitate and accelerate product implementation and end customer development. We use confidentiality and license agreements to protect our intellectual property as we collaborate with third parties, and our employees and consultants sign confidentiality and assignment of inventions agreements in connection with their work for us. We believe the mix and duration of our intellectual property rights are sufficient to protect our business and products.
For a discussion of the risks related to intellectual property protection, see “Risk Factors — Risks Related to Intellectual Property” below in this Form 10-K.

Sustainability
We believe we are the first company to publish a sustainability report that comprehensively quantifies the positive impact of GaN power semiconductors on climate change based on global standards. Our report includes a third-party Lifecycle Assessment (LCA) of GaN technology according to ISO14040/14044, the international standard for assessing environmental impacts throughout a product’s life cycle—from raw material acquisition through production, use, end-of-life treatment, recycling and final disposal. The Navitas sustainability report also quantifies corporate greenhouse gas (GHG) impacts through 3rd party assessments. We estimate that each GaN power IC shipped saves a net 4 kg of CO2 emissions, and each SiC MOSFET saves 25 kg. Combined, GaN and SiC are estimated to save an aggregate of 6 Gigatons of CO2 emissions per year by 2050.
¹ DNV “Energy Transition Outlook 2024”

Human Capital
Underpinned by our values and culture, our success depends on our ability to attract, develop and retain our employees to help ensure we deliver for our customers. Our focus on technology, innovation, speed and growth enables us to attract qualified global talent skilled in multiple areas, including science, technology and engineering. We value the diversity of our workforce and actively encourage growth and development opportunities for our employees, embracing collaboration and fostering an inclusive work environment.
As of December 31, 2025, our worldwide workforce consisted of approximately 190 full and part-time employees. We pride ourselves on our global workforce, located in the United States (32%), Asia Pacific (65%) with the remainder in Europe (3%).
Our culture and values serve as an enabling force that helps us execute, transform and scale with speed, urgency, discipline, clarity and focus. Our differentiated culture and workforce are factors in our ability to excel as “One Team Navitas” which results in value for our shareholders, customers, and employees.
Our approach to compensation attempts to align the interests of every employee with the creation of stockholder value over time. The Company offers a wide variety of benefits for employees around the world and invests in tools and resources that are designed to support employees’ individual growth and development. We embrace a high-performance culture and our compensation philosophy is focused on delivering competitive compensation in a way that recognizes performance.
We provide our employees and their families with access to health and wellness programs by using a combination of total rewards and other programs (which vary by region ) to attract and retain our employees, including: annual performance bonuses, stock awards, including an employee stock purchase plan, retirement support, healthcare and insurance benefits; disability insurance, optional insurances, health savings and flexible spending accounts, flexible work schedules, unlimited vacation time, parental leave, paid counseling assistance and employee discount programs.
Employee health and safety training and risk/hazard identification, mitigation and prevention are key components for our sites and labs. Everyone has a responsibility to identify workplace hazards, and employees may raise concerns without fear of reprisal, including through an anonymous hotline.
Our talent strategy is designed to secure the people, skills, and leadership required to support the company’s long term growth. We attract, develop, and retain top critical talent while preparing our workforce for the future by increasing expertise in critical technology areas. We actively seek candidates for employment from a wide range of backgrounds and experiences to tap into the full spectrum of talent available now and in the future to create a culture of belonging for everyone.
Additional Information
Our website is www.navitassemi.com. We make all of our securities filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports and all amendments to those reports available for free in the "Investor Relations" section of our website. We endeavor to make these filings available promptly after we electronically file these materials with, or furnish these materials to, the SEC. These filings are also available on the SEC website at www.sec.gov. Please note that information on or accessible through our website is not a part of, nor is it deemed incorporated by reference into, this Form 10-K or any other report filed with or furnished to the SEC.

Item 1A. Risk Factors.

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
Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:

Risks Related to Our Business and Customers
•Our increased focus on AI data centers, energy and grid infrastructure, performance computing and industrial electrification, and our reduced emphasis on mobile and consumer products, may not achieve the anticipated results.
•Our success and future revenue depend on our ability to achieve design wins and to convince our current and prospective end customers to design our products into their product offerings.
•Even if we are awarded a design win, expected revenues typically do not result for one year or more, if ever. Further, revenues from design wins may not materialize if our customer changes, cancels or delays the selection or if our customer’s products are not successful.
•If we fail in a timely and cost-effective manner to develop new product features or new products that address end customer preferences and achieve market acceptance, our operating results could be adversely affected.
•If we fail to accurately anticipate and respond to rapid technological change in the industries in which we operate or adopt to emerging industry standards, our ability to attract and retain end customers could be impaired and our competitive position could be harmed.
•Our ability to accurately predict future revenues and profits is inherently subject to significant uncertainties, particularly as our products are designed to disrupt existing markets and create new or emerging markets.
•We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues.
•We depend on a few key distributors and the loss of one or more of these distributors could have a material adverse effect on our business, financial condition and results of operations.
•Our business is subject to volatile demand and seasonal fluctuations, which could materially impact our revenue, profitability, and results of operations. In addition, we rely on a limited number of customers for a significant portion of our revenue and key customer cancellations or deferrals could adversely affect our results.

Supply Chain and Quality Risks
•We rely on single sources of supply for certain front-end manufacturing services, and on a limited number of suppliers of other materials, leaving us vulnerable to supply chain disruption. Our new emphasis on high power markets may require us to transition to new suppliers. In addition, we do not have long-term contractual supply commitments from our suppliers of wafer fabrication services. As a result, we are at risk if any of our suppliers is unable or unwilling to perform or if we are unable to successfully transition to a new supplier.
•If our foundry vendors and other suppliers do not achieve satisfactory yields or quality, our reputation and end customer relationships could be harmed, and we could be exposed to additional expenses and liability.
•We rely on the timely supply of materials and new technologies from third-parties and could suffer if suppliers fail to meet their delivery obligations or raise prices. Certain new technologies and materials needed in our manufacturing operations are only available from a limited number of suppliers, over whom we have limited influence. Increased costs of wafers and materials, or shortages in wafers and materials, or quality issues at these suppliers could increase our costs of operations and our business could be harmed.
•Raw material price fluctuations can increase the cost of our products, impact our ability to meet end customer commitments, and may adversely affect our results of operations, including our gross margin.
•Product quality issues and recalls may impact our business, reputation and competitive position and we may face product warranty or product liability claims that are disproportionately higher than the value of the products involved.
•We face increasing regulatory requirements and stakeholder expectations to ensure our supply chain complies with environmental, social and governance standards, including responsible sourcing, labor practices and climate related risks. Our failure to meet these requirements or expectations could harm our business reputation and customer relationships.

Geopolitical and Regulatory Risks
•We are subject to risks and uncertainties associated with international operations, which may harm our business.
•Investments in or by us may be subject to foreign investment regulation and review in the United States and elsewhere, which may result in material restrictions, conditions, prohibitions or penalties on us or our investors related to any such investments. Semiconductor technologies generally, and GaN and SiC semiconductors specifically, may be subject to heightened regulatory scrutiny.
•We are subject to export restrictions and laws affecting trade and investments that could materially and adversely affect our business and results of operations.
•Our business is affected by new U.S. government regulations restricting outbound investments in China.

Financial and Accounting Risks
•Our working capital needs are difficult to predict. We may require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.
•Maintaining effective internal controls is an ongoing process, and if material weaknesses were to be identified in the future and not timely remediated, or if we were unable to continue to establish and maintain effective internal controls, we could be unable to produce timely and accurate financial statements or conclude that our internal control over financial reporting is effective. Any such outcome could adversely impact investor confidence and our stock price.

Cybersecurity Risks
•We face significant and evolving cybersecurity risks that could adversely affect our operations, financial condition, and reputation.

Tax Risks
•We could be subject to domestic or international changes in tax laws, tax rates or the adoption of new tax legislation, or we could otherwise have exposure to additional tax liabilities, which could adversely affect our business, results of operations, financial condition or future profitability.
•Legacy Navitas is a tax resident of, and is subject to tax in, both the United States and Ireland. While we have pursued relief from double taxation under the double tax treaty between the United States and Ireland, there can be no assurance that such efforts will be successful in the future. Accordingly, the status of Legacy Navitas as a tax resident in the U.S. and Ireland may result in an increase in our future cash tax obligations and effective tax rate, which increase may be material.
•As a consequence of Legacy Navitas being treated as an inverted domestic corporation under the Homeland Security Act, the U.S. federal government and certain state and local governments may refrain from entering into contracts with it in the future, which could substantially decrease the value of our business and, accordingly, the value of our Class A common stock, par value of $0.0001 per share (our “Class A common stock”).
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
•If we infringe or misappropriate, or are accused of infringing or misappropriating, the intellectual property rights of third parties, we may incur substantial costs or be unable to commercialize new products.
•Our ability to design and introduce new products in a timely manner is dependent upon third-party intellectual property, including third party and “open source” software.

Risks Related to Owning Our Common Stock
•Our business and operations could be impacted by stockholder activism, which could negatively affect our business and cause disruptions.

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
•Provisions in our certificate of incorporation and our bylaws and under the Delaware General Corporation Law (“DGCL”) contain antitakeover provisions that could prevent or discourage a takeover.
•We may issue a substantial number of additional shares under an employee incentive plan which may dilute the equity interests of our investors.
•The market price of our Class A common stock may be affected by announcements regarding the selection of our products or technologies by key customers or industry participants, even though these events may not reflect binding commitments or future revenues. This may be particularly true following the Company’s announcement of a pivot towards high-power markets. Investors should not place undue reliance on such announcements as an indicator of our business prospects, future performance or otherwise when evaluating the value of our Class A common stock.

Risks Related to Our Business and Customers

Our increased focus on AI data centers, energy and grid infrastructure, performance computing and industrial electrification, and our reduced emphasis on mobile and consumer products, may not achieve the anticipated results.
We recently announced the restructuring of our business under Navitas 2.0 to enhance our focus on AI data centers, energy and grid infrastructure, performance computing and industrial electrification, and de-emphasize mobile and consumer products. We may not successfully execute our strategic transition to these new markets and customer applications, which could adversely affect our business, results of operations, and financial condition.

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

This transition may also require additional capital to execute upon our strategy, which may not be available to us when we need it or on terms acceptable to us. If we are unable to secure the capital needed to execute upon our strategic initiatives, our business operations could be materially affected. Products for AI data centers, energy and grid infrastructure, performance computing and industrial electrification generally require larger, more complex die sizes, advanced process nodes, and longer qualification cycles than consumer products, leading to greater up-front R&D investments and longer payback periods. In addition, our existing manufacturing and supply-chain relationships, optimized for high-volume consumer devices, will need to be adjusted for these new products and customers. Any adverse outcomes in product qualification, manufacturing or performance could materially harm our margin and cash flows.

Furthermore, as we reduce our focus on the mobile and consumer markets, we may lose existing customer relationships and brand visibility in those sectors. Mobile and consumer revenue may decline faster than we can establish revenue growth in high power markets. The markets for AI data centers, energy and grid infrastructure, performance computing and industrial electrification are also subject to cycles of over-investment, component oversupply, and technological disruption, which can lead to sharp fluctuations in demand and variability in results. If our transition does not yield expected revenue growth or margin improvement, or if emerging competitors capture key design opportunities, our business, financial performance, and long-term growth prospects could be materially and adversely affected.

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
Even if we are awarded a design win, expected revenues typically do not result for one year or more, if ever. Further, revenues from design wins may not materialize if our customer changes, cancels or delays the selection or if our customer’s products are not successful.
Because of our extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded in prior years. After incurring significant design and development expenditures and dedicating engineering resources to achieve an initial design win for a product, a substantial period of time generally elapses before we may generate meaningful net sales relating to such product, if at all. This may be especially true as we reprioritize our business towards high-power markets and deprioritize our emphasis on mobile and consumer products markets. This time period may be beyond our control, as the end customer may ultimately delay, change or cancel our product plans, change suppliers, or our end customers’ efforts to market and sell our product may not be successful. The loss of a design win, a reduction in sales to any key customer or the loss of the customer altogether, a significant delay or negative development in our end customers’ product development plans, or our inability to attract new significant end customers or secure new key design wins could seriously impact our revenue and materially and adversely affect our business, financial condition, and results of operations.
The success of our products is heavily dependent on the timely introduction, quality, and market acceptance of our end customers’ products incorporating our solutions, which are impacted by factors beyond our control. Our end customers’ products are often very complex and subject to design complexities that may result in design flaws, as well as potential delays, defects, errors, and bugs. This is especially true as we prioritize high-power markets and applications. If our end customers discover design flaws, defects, errors, or bugs in their products, or if they experience changing market requirements, failed evaluations or field trials, increased competition or incompatible deliverables from other vendors, they may delay, change, or cancel a project, and we may not be able to recoup our costs, which in turn would adversely affect our business, financial condition, and results of operations.
If we fail in a timely and cost-effective manner to develop new product features or new products that address end customer preferences and achieve market acceptance, our operating results could be adversely affected.
Our products are based on novel design technology and our future success depends on the successful development of high-voltage power switching components and systems based on design technology. In addition, as we prioritize high-power markets and applications, the importance of reliability and safety will add complexity to our product development process. There can be no assurance that any development problems we experience in the future related to our products will not cause significant delays or unanticipated costs, or that such development problems can be solved. In addition, we compete in a dynamic environment characterized by rapid technology and product evolution and robust competition. Our end customers are constantly seeking new products with more features and functionality at lower cost and with greater reliability, and our success relies heavily on our ability to continue to develop and market to our end customers new and innovative products and improvements of existing products. Our failure to timely develop new technologies or to react quickly to changes in new or existing technologies could materially delay our development of new products, which could result in product obsolescence, decreased revenue, and/or a loss of market share to competitors. As we develop new product lines, particularly in emerging high-power markets, we must adapt to market conditions that are unfamiliar to us, such as testing and qualification requirements, new competitors and distribution channels that are different from those we have known or used in the past. If we are unable to adapt rapidly to these new and additional conditions, we may not be able to successfully penetrate new markets or may incur additional marketing or engineering costs to do so. Moreover, our products may not perform as expected.
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
To the extent that we fail to timely introduce new products or to quickly penetrate new markets, our business, financial condition and results of operations could be materially and adversely affected. Furthermore, there is no guarantee that customers will adopt or be willing to pay for new or enhanced products we develop, regardless of the improved features or superior performance of these products. Because of the extensive time and resources that we invest in developing new solutions, if we are unable to sell new generations of our products, our revenue could decline and our business, financial condition, and results of operations would be negatively affected.
If we fail to accurately anticipate and respond to rapid technological change in the industries in which we operate or adapt to emerging industry standards, our ability to attract and retain end customers could be impaired and our competitive position could be harmed.
As we prioritize high-power markets and applications, it becomes crucial that we accurately anticipate and respond to technological shifts and market demands, and to timely develop new or enhanced products or technologies in response to the same. Our failure to do so could result in decreased revenue and the loss of our design wins to our competitors. Due to the interdependence of various components in the systems within which our products and the products of our competitors operate, end customers are unlikely to change to another design, once adopted, until the next generation of a technology. As a result, if we fail to introduce new or enhanced products that meet the needs of our end customers or penetrate new markets in a timely fashion, and our designs do not gain acceptance, we will lose market share and our competitive position.
We operate in industries characterized by rapidly changing technologies as well as technological obsolescence. This is especially true as we prioritize high-power markets. The introduction of new products by our competitors, the delay or cancellation of any of our end customers’ product offerings for which our solutions are designed, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products uncompetitive, obsolete, and otherwise unmarketable. Our failure to anticipate or timely develop new or enhanced products or technologies in response to changing or emerging market demand, whether due to technological shifts or otherwise, could result in the loss of end customers and decreased revenue and have an adverse effect on our business, financial condition, and results of operations.

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
Unlike established markets, such as those for legacy silicon solutions, where historical trends offer some predictive value, new and emerging markets present unique challenges. For example, the success of our strategic focus on products intended for high-power markets, including AI data centers, energy and grid infrastructure, performance computing and industrial electrification depends on our assumptions about end-customer acceptance of both our products in those applications, and our assumptions about customers’ acceptance of advanced system architectures for servers used in high-power markets, which may turn out to be inaccurate. Other areas where new and emerging market disruption could cause inaccurate forecasts and predictions include:
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
•Unpredictable Competitive Dynamics: To the extent new and emerging products and technologies reshape or create new market landscapes, the competitive environment may evolve in unexpected ways. For example, new competitors may emerge, or traditional competitors with established R&D and manufacturing resources, and long-standing customer relationships, may choose to offer competitive GaN or high-voltage SiC solutions.
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
The use of distributors is an important part of our business model and we rely on a few key distributors to manage key customers and markets. This is especially true following our announcement that we will prioritize high-power markets. As a result of this change in our business, we reduced the overall number of distributors that we work with and placed additional reliance on a few key distribution partners. We cannot assure that any of our current or future distributors will not cease purchasing products from us in favor of products of other suppliers, significantly reduce orders or seek price reductions in the future, and any such event could have a material adverse effect on our revenue, profitability, and results of operations. Any reduction in our business with these key distributors, any downturn in the industry general or lower sales through distribution channels could materially adversely affect our business and results of operations. In addition, the use of distributors means that we are subject to channel inventory fluctuations and reduced demand transparency in the distribution channel, which may increase forecasting and inventory risk.
Our business is subject to volatile demand and seasonal fluctuations, which could materially impact our revenue, profitability, and results of operations. In addition, we rely on a limited number of customers for a significant portion of our revenue and key customer cancellations or deferrals could adversely affect our results.
Our end markets tend to be cyclical and subject to rapid changes in customer purchasing behavior, inventory levels, and macroeconomic conditions. In addition, certain end markets may experience seasonal trends that affect demand, particularly in the first quarter. Additionally, broader market weaknesses and inventory corrections in these sectors may further exacerbate cyclical or seasonal declines. We cannot assure that these trends will not intensify or that additional market factors will not further impact our financial performance. Any prolonged or greater-than-expected downturns could have a material adverse effect on our business and operating results. In addition, a limited number of customers account for a significant portion of our current and anticipated revenue. The cancellation, reduction or delay of orders from a major customer could materially and adversely affect our financial results.

Supply Chain and Quality Risks

We rely on single sources of supply for certain front-end manufacturing services, and on a limited number of suppliers of other materials, leaving us vulnerable to supply chain disruption. Our new emphasis on high power markets may require us to transition to new suppliers. In addition, we do not have long-term contractual supply commitments from our suppliers of wafer fabrication services. As a result, we are at risk if any of our suppliers is unable or unwilling to perform or if we are unable to successfully transition to a new supplier.
We have historically relied on a single third-party manufacturer (wafer foundry) to fabricate our GaN products, and on a separate, single wafer foundry to fabricate our SiC products. We also purchase a number of key materials and components used in the manufacture of our products from single or limited sources. As a result, any disruption in the supply to or from these third parties (including ceasing or suspending operations entirely), may require us to transfer manufacturing processes to a new location or facility and we may not be able to do so in a timely manner. Our success is dependent upon our ability to successfully partner with our suppliers and our ability to produce wafers with competitive performance attributes and prices, including smaller process geometries. As we attract new customers in high power markets, those customers’ quality and capacity requirements may force us to work with new or additional suppliers and there is no guarantee that we will successfully transition or onboard such new suppliers without excess delay, cost or disruption. Qualifying alternative manufacturing partners or relocating production involves significant time, cost, and technical risk and may not be feasible in the short term. Similarly, many of our suppliers serve multiple customers and in the event of a supply constraint, those other customers may receive preferential priority or allocation. Capacity constraints, yield issues, financial distress, labor disruptions and force majeure events, equipment failures or other disruptions at any of these suppliers could adversely affect our ability to deliver products on a timely basis.
For example, historically, we have relied on TSMC as our sole supplier of GaN wafers, a key component in our product offerings. On July 1, 2025, TSMC announced its intention to cease GaN production in July 2027. We have taken proactive steps to mitigate this risk, including committing to purchase buffer inventory from TSMC, expanding our collaboration with Powerchip Semiconductor Manufacturing Corporation and in November 2025, we announced a long-term strategic partnership with GlobalFoundries to develop and deliver advanced GaN solutions for critical applications in high power markets, including AI datacenters, energy and grid infrastructure, performance computing and industrial electrification. Despite these mitigation steps, there is no assurance that we will be able to successfully source sufficient quality or volume of GaN wafers at a cost or on a timeline that meets our requirements. We may not be able to purchase a sufficient quantity of buffer inventory from TSMC, or we may incur substantial costs in doing so and end with excess inventory that must be scrapped. Any delays or disruptions in qualifying or ramping production with Powerchip or GlobalFoundries, or other alternative suppliers, could negatively impact our ability to fulfill customer orders, lead to increased costs, or cause a loss of revenue and market share. In addition, the transition may require us to modify our designs or manufacturing processes or to undertake extensive re-qualification efforts, any of which could result in increased engineering costs and potential delays in product availability. If our United States-based suppliers are unable to meet our requirements, we may be forced to seek alternative suppliers overseas which could impact the competitiveness of our products for critical domestic industries. We are continuing to evaluate the impact of this transition on our financial statements, and there can be no assurance that our mitigation efforts will fully address the risks associated with TSMC’s exit from GaN production. Our failure to secure a stable and diversified supply of GaN wafers could materially adversely affect our business, financial condition, and results of operations.
In addition, terms with respect to the volume and timing of wafer production and the pricing of wafers produced by the semiconductor foundries, as well as the terms for other outsourced services, are determined through periodic negotiations with our third-party suppliers, which may result in short-term agreements that do not provide for long-term supply or allocation commitments for end customers, including us. We cannot guarantee that the foundries that supply our wafers or other critical third-party suppliers will offer us competitive pricing terms or other commercial terms important to our business.
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
If our foundry vendors and other suppliers do not achieve satisfactory yields or quality, our reputation and end customer relationships could be harmed, and we could be exposed to additional expenses and liability.
The fabrication of our products is complex and technically demanding. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be suspended. This risk is especially relevant as we transition to new or additional suppliers or introduce new high-power products and technologies. Our foundry vendors, from time to time, experience manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundry vendors could result in lower than anticipated manufacturing yields or unacceptable performance of our products. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Poor yields from our foundry vendor, or defects, integration issues or other performance problems in our solutions, could cause us significant harm with our end customers and business reputation problems, harm our financial results and give rise to financial or other damages to our end customers.

We aim to use the most advanced manufacturing process technology appropriate for our products that is available from our third-party foundry. As a result, we periodically evaluate the benefits of migrating our solutions to new process technologies in order to improve performance, power, yield, quality and reduce costs. We believe this strategy will help us to remain competitive. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes and potentially to new foundries. We cannot assure you that our current third-party foundry will be able to effectively manage such transitions or that we will be able to maintain our relationship with our current third-party foundries or develop relationships with new foundries. If we or our foundry experience significant delays in transitioning to smaller geometries or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased costs, all of which could harm our relationships with our end customers and our operating results.
We cannot guarantee that our suppliers will not experience manufacturing problems, including delays in the realization of advanced manufacturing process technologies or difficulties due to limitations of new and existing process technologies. For example, we may experience supply shortages due to the difficulties our foundries and other suppliers may encounter if they must rapidly increase their production capacities from low utilization levels to high utilization levels because of an unexpected increase in demand. Furthermore, we cannot guarantee that suppliers will be able to manufacture sufficient quantities of our products or that they will continue to manufacture a given product for the full life of the product. We could also experience supply shortages due to very strong demand for our products, or a surge in demand for semiconductors in general, which may lead to tightening of foundry capacity across the industry.
If any of our suppliers suffer yield, quality or capacity problems, it may affect our ability to perform for our end customers. Our end customers might consequently seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend. Even if the loss was the fault of the supplier, we may not have any legal or contractual remedies against the supplier and may be forced to incur the loss ourselves.
We rely on the timely supply of materials and new technologies from third-parties and could suffer if suppliers fail to meet their delivery obligations or raise prices. Certain new technologies and materials needed in our manufacturing operations are only available from a limited number of suppliers, over whom we have limited influence. Increased costs of wafers and materials, or shortages in wafers and materials, or quality issues at these suppliers could increase our costs of operations and our business could be harmed.
Our manufacturing operations depend on deliveries of materials in a timely manner and, in some cases, on a just-in-time basis. From time to time, suppliers may extend lead times, limit the amounts supplied or increase prices due to capacity constraints or other factors. The production of our own products involves lead time, and we may make binding capacity reservations or purchase commitments well in advance of customer orders. Inaccurate forecasts may result in shortages, excess inventory, write-downs, or other expenses, which could adversely affect our financial results.
Our reliance on third parties reduces our direct control over manufacturing processes, quality assurance, environmental compliance, labor practices, and information security, which could expose us to operational, legal, or reputational risks. We may also encounter lower manufacturing yields and longer delivery schedules in commencing volume production of new products that we introduce, which could increase our costs and disrupt our supply of such products.
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
For example, worldwide manufacturing capacity for wafers is relatively inelastic. If the demand for wafers or assembly material exceeds market supply, our supply of wafers or assembly material could quickly become limited or prohibitively expensive. A shortage in manufacturing capacity could also hinder our ability to meet product demand and therefore reduce our revenue. If greater demand for wafers is not offset by an increase in foundry capacity, market demand for wafers or production and assembly materials increases, or if a supplier of our wafers or other materials ceases or suspends operations, our supply of wafers and other materials could become limited. Such shortages raise the likelihood of potential wafer price increases, wafer shortages or shortages in materials at production and test facilities, resulting in potential inability to address our end customer product demands and our backlog in a timely manner and reduce our revenue and gross margin. If we are unable to purchase wafers at favorable prices or at all, or we face supply shortages, our financial condition and results of operations will be harmed.
Raw material price fluctuations can increase the cost of our products, impact our ability to meet end customer commitments, and may adversely affect our results of operations, including our gross margin.
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
Furthermore, increases in the price of wafers, testing costs, and commodities, which may result in increased production costs, mainly assembly and packaging costs, may result in a decrease in our gross margin. Moreover, our suppliers may pass the increase in raw materials and commodity costs onto us which would further reduce the gross margin of our products if we are unable to pass the corresponding cost increase on to our customers.
Product quality issues and recalls may impact our business, reputation and competitive position and we may face product warranty or product liability claims that are disproportionately higher than the value of the products involved.
Semiconductor device suppliers must meet increasingly stringent quality standards of end customers. While our quality performance to date has generally met these requirements, we may experience problems in achieving acceptable quality results in the manufacture of our products, particularly in connection with the production of new products or adoption of a new manufacturing process. This risk is greater for products used in applications with higher quality and reliability standards, such as the high power markets we are prioritizing. Our failure to achieve acceptable quality levels for products intended for such applications, or generally, could adversely affect our business results.
The manufacturing of our products, including the fabrication of semiconductor wafers, and the assembly and testing of products, involves highly complex processes. For example, minute levels of contaminants in the manufacturing environment, difficulties in the wafer fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct.
We face an inherent business risk of exposure to warranty and product liability claims if our products fail to perform as expected or are alleged to result in bodily injury, death, and/or property damage. This is particularly true where our products are components in large high-power systems. Failures of these systems can cause extensive property damage or personal injury and death, and the cost of replacing or repairing these systems can be substantial.
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
Further, if any of our designed products are alleged to be defective, we may be required to participate in their recall. In the event that our products fail to perform as expected or such failure of our products results in a recall, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective end customers. Any of the foregoing outcomes could materially and adversely affect our business, results of operations and financial condition.
We have from time to time in the past experienced product quality, performance or reliability problems. Our standard warranty period is generally one to two years. In 2023, we announced a warranty period of 20 years for our GaN IC products. Although we believe this warranty represents a differentiating feature of our GaN power IC products and is justified by the reliability our products have demonstrated, our product warranties expose us to significant risks of claims for defects and failures.
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
We face increasing regulatory requirements and stakeholder expectations to ensure our supply chain complies with environmental, social and governance standards, including responsible sourcing, labor practices and climate related risks. Our failure to meet these requirements or expectations could harm our business reputation and customer relationships
Our procurement and supply chain practices are subject to certain regulatory requirements, including regulations related to sourcing conflict minerals and use of forced or underage labor, which often requires us to audit our direct and indirect suppliers to the mining of raw materials. Violations of these regulations could result in regulatory penalties, liability and reputational damages. In addition, our customers, particularly in the European Union and the United States, increasingly require suppliers to demonstrate responsible sourcing practices, environmental practices and ethical labor practices. Although we support responsible sourcing practices, the processes required to demonstrate compliance with regulations and our customer expectations can be costly and depends on our ability to audit our direct and indirect supply chain, which includes entities with whom we have no contractual relationship. As a result, there is a risk that we may obtain incomplete or inaccurate information. We may incur significant costs to audit suppliers, implement traceability systems, change sourcing practices or find alternative suppliers that meet evolving and sometimes inconsistent responsible sourcing standards. In addition, these requirements may impose additional costs on our suppliers who may pass those increased costs on to us. Our failure to meet these requirements or expectations could harm our business reputation and customer relationships
Geopolitical and Regulatory Risks
We are subject to risks and uncertainties associated with international operations, which may harm our business.
We maintain our operations around the world, including in the United States, Ireland, China, Taiwan, Germany, South Korea, and the Philippines. For the years ended December 31, 2025 and December 31, 2024, approximately 58% and 75%, respectively, of our net sales were to end customers in Asia. We allocate revenue among individual countries based on the location to which the products are initially billed even if our end customers’ revenue is attributable to end customers that are based in a different location. Although we expect this percentage to decline significantly as we deprioritize mobile and consumer markets, a significant portion of our revenue will either involve supply chain partners or end customers located in Asia. As of December 31, 2025, approximately 66% of our workforce was located outside of the United States. In addition, a substantial majority of our products are manufactured, assembled, tested and packaged by third parties located outside of the United States. The principal assembly and test facilities operated by our back-end manufacturing service providers are located in Taiwan and the Philippines. We also rely on several other wafer fabrication and manufacturing service providers located throughout Asia. Accordingly, any conflict or uncertainty in this region, including political or regulatory changes, geopolitical factors or risks to public health or safety, such as natural disasters, could have a material adverse effect on our business, financial condition and results of operations. Moreover, the global nature of our business subjects us to a number of additional risks and uncertainties, which could harm our business, financial condition and results of operations, including:
•international economic and political conditions and other political tensions between countries in which we do business;
•government restrictions on the export of certain semiconductor products, technologies, or manufacturing processes due to national security concerns, or the imposition of sanctions or licensing requirements on the sale of our semiconductor products to customers located abroad;
•actual or threatened military conflicts in countries or regions where we do not do business or have manufacturing partners, such as the military conflict between Russia and Ukraine, unrest in the Middle East and recent events in Venezuela, may increase the likelihood of supply interruptions or disruptions in countries or regions where we do business or in which our manufacturing partners have facilities. Such interruptions or disruptions may make it harder for us to find favorable pricing and reliable sources for materials and services we need to make our products, putting upward pressure on our costs;
•unexpected changes in, or impositions of, legislative or regulatory requirements, including changes in tax laws;
•restrictions on cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States (“CFIUS”) or the foreign equivalent thereof, and substantial restrictions on investment from China as well as recently introduced restrictions on investments by U.S. persons in China;
•differing legal standards with respect to protection of intellectual property and employment practices;
•local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the U.S. Foreign Corrupt Practices Act of 1977 and other anti-corruption laws and regulations;
•exporting or importing issues related to export or import restrictions, including deemed export restrictions, tariffs, quotas and other trade barriers and restrictions;
•differing definitions of “country of origin” resulting in stacked or inconsistent treatment under multi-jurisdiction tariff or import regimes or increased costs and supply chain adjustments for semiconductor companies due to recent U.S. tariffs on Chinese imports;
•disruptions of capital and trading markets and currency fluctuations; and
•global pandemics, natural disasters, political instability, labor disruptions and other geopolitical and macroeconomic factors that can disrupt global supply chains or impact global economic activity..
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
In the United States, certain investments that involve the acquisition of, or investment in, a U.S. business by an investor subject to foreign control (a “foreign person”) may be subject to review and approval by CFIUS. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved, and the nature of the technology possessed by the U.S. business. For example, investments that result in “control” of a U.S. business, which may include governance rights falling well short of majority control, by a foreign person are always subject to CFIUS jurisdiction. CFIUS’s jurisdiction also extends to investments that do not result in control of a U.S. business by a foreign person, if they afford foreign investors with information or governance rights in a U.S. business that has a nexus to, among other things, “critical technologies.” Transactions involving companies that develop, produce, or test critical technologies may be subject to mandatory filing requirements. In addition, U.S. regulatory initiatives over the past several years have classified certain semiconductor technologies as “critical to national security,” including compound semiconductors and wide bandgap semiconductors. Both GaN and SiC are compound semiconductors and wide bandgap semiconductors. As a result, our company’s focus on GaN- and SiC-based products, together with our global presence in rapidly growing markets, including China, may subject our company to additional regulatory restrictions or scrutiny, including by CFIUS, in connection with past or future transactions that involve investments in us or by us. Although we believe all of our GaN and SiC products are generally not subject to export controls under the U.S. Export Administration Regulations, CFIUS could choose to review proposed or past investments in us by foreign persons whether or not our business is deemed to involve “critical technologies.” In the case of such review, CFIUS could prohibit or impose conditions on the relevant investment. Such conditions might include limitations or obligations on our operations that could result in material costs or disruptions of our current or future operations. The prospect of CFIUS review, or any such prohibitions or conditions, could result in material costs or disruptions in our current or future operations or plans, and could also have a negative impact on our stock price. Furthermore, we have had communications with CFIUS with respect to our products, investors and acquisitions, and may have additional communications in the future with respect to these or other matters. Any future communications with CFIUS or other similar regulatory agency with authority over FDI, if not satisfactorily resolved, may result in material restrictions, conditions, prohibitions or penalties on us or our investors.
We are subject to export restrictions and laws affecting trade and investments that could materially and adversely affect our business and results of operations.
Since the beginning of 2018, there have been several instances of U.S. tariffs on Chinese goods, some of which prompted retaliatory Chinese tariffs on U.S. goods. In May 2019, the U.S. President issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. These actions could lead to additional restrictions on the export of products that include or enable certain technologies, including products we provide to China-based end customers. The institution of trade tariffs both globally and between the U.S. and China specifically could materially and adversely affect our business, financial condition and results of operations.
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
Any further changes in United States trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. A trade war, particularly one involving semiconductor products and technologies, could adversely affect our financial condition and results of operations.
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
The U.S. government has implemented new regulations, effective January 2, 2025, that establish an Outbound Investment Security Program which prohibits or requires notification of certain investments by U.S. companies in entities involved in specific technologies, including semiconductor design, development, fabrication and assembly in China, Hong Kong and Macau. The scope of the new regulations includes investments in existing wholly owned Chinese subsidiaries as well as investments in unaffiliated third parties and joint ventures. These regulations affect our company and may adversely affect our business, financial condition and results of operations in the following ways:
•Investment Restrictions: The regulations prohibit investments in entities engaged in activities related to advanced semiconductors, including the fabrication of integrated circuits from gallium-based compound semiconductors such as GaN. Although we do not believe this materially limits our ability to enter into or continue customary commercial relationships with Chinese suppliers and customers, this restriction does limit our ability to pursue strategic investments or partnerships in the area of GaN device fabrication, potentially affecting our growth and competitive positioning.
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
Financial and Accounting Risks
Our working capital needs are difficult to predict. We may require additional capital to support our business, and this capital might not be available on acceptable terms, if at all.
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
Maintaining effective internal controls is an ongoing process, and if material weaknesses were to be identified in the future and not timely remediated, or if we were unable to continue to establish and maintain effective internal controls, we could be unable to produce timely and accurate financial statements or conclude that our internal control over financial reporting is effective. Any such outcome could adversely impact investor confidence and our stock price.
During 2025, we successfully completed the remediation of the material weaknesses in our internal control over financial reporting that were previously identified in connection with the audit of our consolidated financial statements for the year ended December 31, 2024. As part of this remediation effort, we enhanced our internal control environment through the engagement of an external advisor, the use of third-party resources, enhanced training programs, and the design and implementation of control activities to strengthen our financial close and reporting processes, as further described in Item 9A of this annual report. As a result of these actions, management concluded that our internal control over financial reporting was effective as of December 31, 2025, and that the previously identified material weaknesses have been fully remediated. We will continue to monitor and refine our internal controls to support ongoing compliance with applicable requirements.
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
We are subject to a growing number of sophisticated cyber attacks, including ransomware attacks and the exfiltration of proprietary and confidential information. Despite our ongoing efforts to enhance our cybersecurity measures, we may not be able to prevent, detect, or mitigate all such attacks. A successful cyber attack could result in the theft, destruction, or unauthorized disclosure of our intellectual property, trade secrets, or customer data. In addition, cyberattacks could target our suppliers and vendors, including providers of cloud services, many of whom are in possession of our most valuable intellectual property and personal information. Given our industry and technology, cyber attacks against us may come from a variety of sources, such as competitors, criminal organizations or foreign state actors. In 2024 we experienced at least two attempted cyber attacks that we are aware of, one of which resulted in unauthorized access to non-critical systems. While these incidents did not materially affect our operations, future breaches could lead to significant financial losses, operational disruptions, and reputational damage. If a successful cyberattack results in the compromise of our customer’s intellectual property, we may also be liable for contractual damages and penalties to that customer.

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
As a consequence of Legacy Navitas being treated as an inverted domestic corporation under the Homeland Security Act, the U.S. federal government and certain state and local governments may refrain from entering into contracts with it in the future, which could substantially decrease the value of our business and, accordingly, the value of our Class A common stock.
The Federal Acquisition Regulation (“FAR”) prohibits U.S. federal government agencies from using appropriated (or otherwise made available) funds for contracts with a foreign incorporated entity, or a subsidiary of such an entity, that is an “inverted domestic corporation,” as defined in the Homeland Security Act at 6 U.S.C. § 395(b). This means that government agencies may be prohibited from entering into new contracts with an inverted domestic corporation, and may be prohibited from paying for contractor activities on existing contracts after the date of the “inversion.” If our business becomes heavily dependent upon revenues generated from U.S. federal government contracts, the treatment of Legacy Navitas as an inverted domestic corporation could substantially decrease the value of our business and, accordingly, the value of our Class A common stock. The application of the “inverted domestic corporation” definition is somewhat unclear due to the lack of detailed regulations or other guidance promulgated with respect to the relevant provisions of the Homeland Security Act (or similar state or local rules). Section 7874 of the Code, discussed above, includes substantially similar provisions regarding the determination of whether a foreign corporation is treated as a U.S. domestic corporation for U.S. federal income tax purposes. While the regulatory provisions and other guidance issued by the U.S. Internal Revenue Service (“IRS”) and the Treasury Department with respect to Section 7874 of the Code provide more detailed guidance, which interprets Section 7874 of the Code as having expansive application, these regulations do not explicitly apply for the purposes of determining whether a corporation is an inverted domestic corporation under the Homeland Security Act (or similar state or local rules), and it is unclear to what extent they should be viewed as interpretive guidance for such purposes. As discussed above, Legacy Navitas is treated as a U.S. domestic corporation under Section 7874 of the Code. Therefore, if the expansive guidance issued by the IRS and Treasury Department were viewed as interpretive for purposes of the definition of “inverted domestic corporation” in the Homeland Security Act (or similar state or local rules), it is expected that Legacy Navitas will be treated as an inverted domestic corporation for such purposes.
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
We have incurred net operating losses for U.S. federal income tax purposes since our inception. To the extent that we continue to generate U.S. federal net operating losses, amounts which are not used to offset taxable income may carry forward to offset future taxable income, if any, for U.S. federal income tax purposes until such carryforwards expire, if at all. As of December 31, 2025, Navitas had U.S. federal net operating loss carryforwards of approximately $334.8 million.
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
Much of the technology used in the markets in which we compete is protected by patents and trade secrets, and our commercial success will depend in significant part on our ability to obtain and maintain patent and trade secret protection for our products and methods. To compete in these markets, we rely on a combination of trade secret protection, nondisclosure and licensing agreements, patents and trademarks to establish and protect our proprietary intellectual property rights. Our intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements with third-party owners of important intellectual property on reasonable terms. In addition, our intellectual property may be subject to infringement or other unauthorized use outside of the United States. In such case, our ability to protect our intellectual property rights by legal recourse or otherwise may be limited, particularly in countries where laws or enforcement practices are undeveloped or do not recognize or protect intellectual property rights to the same extent as the United States. Unauthorized use of our intellectual property rights or our inability to preserve existing intellectual property rights could adversely impact our competitive position and results of operations. Our ability to obtain additional patents is uncertain and the legal protection afforded by these patents may not adequately protect our rights or permit us to gain or keep competitive advantage. Changes in either patent laws or interpretations of patent laws in the United States or elsewhere may diminish the value of our intellectual property or narrow the scope of our patent protection. Even if patents are issued regarding our products and processes, our competitors may challenge the validity of those patents. The loss of our patents could reduce the value of the related products that practice such patents. In addition, the cost to litigate infringements of our patents, or the cost to defend ourselves against patent infringement actions by others, could be substantial and, if incurred, could materially affect our business and financial condition.
Proprietary trade secrets and unpatented know-how are also very important to our business. We rely on trade secrets to protect certain aspects of our technology, especially where we do not believe that patent protection is appropriate or obtainable. However, trade secrets can be difficult to protect. Our employees, consultants, contractors, outside collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential or proprietary information. Enforcing a claim that a third party illegally obtained and is using our trade secrets may be expensive and time consuming. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
If we infringe or misappropriate, or are accused of infringing or misappropriating, the intellectual property rights of third parties, we may incur substantial costs or be unable to commercialize new products.
The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights, including by both competitors and so-called “non-practicing entities.” We have received communications, and we expect to receive additional communications from time to time, that allege or imply that our products or technologies infringe the patent or other intellectual property rights of third parties or that invite us to take a license to certain allegedly infringed patents. Lawsuits or other proceedings resulting from allegations of infringement could subject us to significant liability for damages, invalidate our proprietary rights, force us to make changes to our products, and adversely affect our business. In some cases, the allegation of patent infringement is made against our end-customer who may seek indemnification from us. In the event that any third-party succeeds in asserting a valid claim against us or any of our end customers, we could be forced to do one or more of the following:
•discontinue selling, importing or using certain technologies that contain the allegedly infringing intellectual property which could cause us to stop manufacturing certain products;
•seek to develop non-infringing technologies, which may not be feasible;

•incur significant legal expenses, including defense costs under indemnification obligations;
•pay substantial monetary damages to the party whose intellectual property rights we may be found to be infringing; and/or
•we or our end customers could be required to seek licenses to the infringed technology that may not be available on commercially reasonable terms, if at all.
We may not prevail in such matters or be able to license any valid and infringed patents from third parties on commercially reasonable terms. This could result in the loss of our ability to make, import and sell our products or require us to pay costly royalties to third parties in connection with sales of our products. In addition, if a third-party causes us to discontinue the use of any patented technologies, we could be required to design around those technologies. This could be costly and time consuming and could have an adverse effect on our financial results. Any significant impairments of intellectual property rights from any litigation we face could materially and adversely impact our business, financial condition, results of operations and our ability to compete.
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
At December 31, 2025, executive officers, directors and their affiliates, including the investment funds they represent, as a group beneficially owned a significant percentage of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of influence over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. Such influence could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
The issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise by us could dilute the ownership and voting power of our stockholders.
At December 31, 2025, we had approximately 510 million shares of Class A common stock authorized but unissued. In addition, our certificate of incorporation authorizes us to issue up to 10,000,000 shares of Class B common stock, par value of $0.0001 per share (our “Class B common stock”) and 1,000,000 shares of preferred stock, par value of $0.0001 per share (our “preferred stock”). Our preferred stock can be issued with such rights and preferences as may be determined by our board. Our certificate of incorporation authorizes us to issue shares of Class A common stock or other securities convertible into or exercisable or exchangeable for shares of Class A common stock from time to time, for the consideration and on the terms and conditions established by our board in its sole discretion, whether in connection with a financing, an acquisition, an investment, stock incentive plans or otherwise. Such additional shares of Class A common stock or such other securities may be issued at a discount to the market price of Class A common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of Class A common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of Class A common stock. Any issuance of such securities could result in substantial dilution to our then existing stockholders and cause the market price of shares of Class A common stock to decline.
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
We may issue a substantial number of additional shares under an employee incentive plan which may dilute the equity interests of our investors.
We have the ability to issue a substantial number of additional shares under an employee incentive plan. The issuance of additional shares of common or preferred stock:
•may significantly dilute the equity interests of our investors;
•may subordinate the rights of holders of Class A common stock if preferred stock is issued with rights senior to those afforded our Class A common stock;
•could cause a change in control if a substantial number of shares of our Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors; and
•may adversely affect prevailing market prices for our Class A common stock.
The market price of our common stock may be affected by announcements regarding the selection of our products or technologies by key customers or industry participants, even though these events may not reflect binding commitments or future revenues. This may be particularly true following the Company’s announcement of a pivot towards high-power markets. Investors should not place undue reliance on such announcements as an indicator of our business prospects, future performance or otherwise when evaluating the value of our common stock.
From time to time, key customers or other industry participants, with whom we have established relationships in connection with our product and technology development, may publicly announce that they have selected, qualified or approved our products or technologies for potential use in connection with their offerings or their own development programs, or that they are collaborating with us in connection with such programs. Such announcements may generate significant investor interest and may lead to temporary fluctuations in our stock price as the market reacts to perceived business opportunities. This may be particularly true following the Company’s announcement of a transition towards high-power markets. However, the events and corresponding business opportunities which are referred to in, or implied by, such announcements may not constitute binding commitments or guaranteed revenue, and there can be no assurance that the underlying business relationships will endure, or that any such business opportunities will be realized. Our success ultimately depends on customers placing orders for, and purchasing, our products, and there is no guarantee, based on such announcements, that any customer will ultimately place orders for our products or that any such orders will be material in amount.

As a result, our stock price may experience volatility based on news of potential activities by customers or other industry participants that may not ultimately translate into actual sales or revenue. Investors should not place undue reliance on such announcements as an indicator of our business prospects, future performance or otherwise when evaluating the value of our common stock.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
In July 2023, the SEC implemented cybersecurity amendments effective for annual reports with fiscal years ending on or after December 15, 2023, which was effective for Navitas beginning in 2023. The board of directors oversees our cybersecurity program, which is managed by our director of IT in collaboration with management of our businesses and functions. During the year ended December 31, 2025, we experienced no significant cybersecurity incidents. Our approach to identifying and managing cybersecurity risks involves maintaining an updated firewall, implementing vulnerability scan and patch system, End point detection and response system and Security Information and Event Management, monitored by our director of IT, coupled with annual cybersecurity awareness training for all our employees. We also have email filters to prevent spam and phishing attacks, while anti-virus software on employee computers alerts our IT department to potential threats. We have performed an annual penetration test, conducted by consultants, to ensure the robustness of our cybersecurity. If a breach is discovered, the director of IT informs our chief financial officer and chief executive officer, who would then communicate the information to our board of directors.
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

Holders. As of February 25, 2026, there were 21 holders of record of our common stock. The actual number of beneficial owners of our common stock is much greater than the number of record holders and includes stockholders whose shares are held in brokerage accounts or by other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

Sale of Unregistered Securities. On November 7, 2025, we entered into a securities purchase agreement (the “Purchase Agreement”) with accredited investors for a private placement of approximately 14.8 million shares of Class A common stock at $6.75 per share. The transaction closed on November 10, 2025, with Needham & Company, LLC (“Needham & Company”) as sole placement agent, resulting in gross proceeds of approximately $100.0 million and offering-related costs of $4.4 million. Net proceeds were used for working capital and general corporate purposes, including support of strategic initiatives in high-power markets. All shares were delivered and settled in the fourth quarter of 2025.
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
Overview
Navitas Semiconductor Corporation designs, develops and markets next-generation power semiconductors, including gallium nitride (“GaN”) power integrated circuits (“ICs”), high-voltage silicon carbide (“SiC”) devices, associated high-speed silicon system controllers, and digital isolators used in power conversion and charging applications. We focus primarily on high-power markets, including AI data centers, energy and grid infrastructure, performance computing and industrial electrification. Our products are designed to improve system efficiency, increase power density, enhance thermal performance, and reduce overall system size and cost compared to traditional silicon-based technologies.

By leveraging the electrical properties of wide bandgap (“WBG”) materials such as GaN and SiC, our solutions enable higher switching frequencies, higher voltage operation, and improved energy efficiency. These capabilities are increasingly important in applications such as hyperscale data centers, renewable energy systems, grid modernization infrastructure, and industrial automation.
We operate as a fabless semiconductor design company and outsource wafer fabrication, assembly, and testing to qualified third-party manufacturing partners. This business model allows us to operate with relatively low capital expenditure requirements; however, our results depend on the capacity, cost structure, yield performance, and operational execution of our manufacturing partners. We maintain operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan, South Korea, and the Philippines, with principal executive offices in Torrance, California.
Private Placement of Common Stock (“PIPE” Offering)
On November 7, 2025, we entered into the Purchase Agreement with accredited investors for a private placement of approximately 14.8 million shares of Class A common stock at $6.75 per share. The transaction closed on November 10, 2025, with Needham & Company as sole placement agent, resulting in gross proceeds of approximately $100.0 million and offering-related costs of $4.4 million. Net proceeds are being used for working capital and general corporate purposes, including support of strategic initiatives in high-power markets. All shares were delivered and settled in the fourth quarter of 2025.
Execution of At-The-Market Agreement
On March 19, 2025, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”). We subsequently completed two “At the Market” (ATM) offerings referred to as ATM One and ATM Two, respectively. Pursuant to each agreement, we could offer and sell, from time to time, shares of our Class A common stock, par value $0.0001 per share, having an aggregate offering price of up to $50.0 million through Jefferies as sales agent. As of June 30, 2025, we completed the sale of shares under both ATM One and ATM Two resulting in approximately 11.1 million shares under ATM One and 8.7 million shares under ATM Two, with gross proceeds of approximately $100.0 million and offering-related costs of $3.3 million in total. All sales were completed in the second quarter of 2025.
Navitas 2.0 Restructuring Plan
During the fourth quarter of 2025, we have undertaken a strategic transformation (“Navitas 2.0 Restructuring Plan”) to reposition the Company as a focused high-power semiconductor company serving large, durable, higher-margin markets. The fourth quarter 2025 total restructuring expense and impairment charges incurred by us were $16.6 million. See Note - 18 “Restructuring and Impairment” to the Consolidated Financial Statements in Item 8 of this report for further details on the restructuring expense and impairment charges.

The Navitas 2.0 Restructuring Plan shifts the Company away from consumer-oriented, short-life-cycle segments toward long-term programs in AI data centers, energy and grid infrastructure, performance computing and industrial electrification. This pivot is expected to improve business predictability, expand gross margin, and support a scalable and sustainable operating model. To enable this transition, we took several decisive actions focusing on 1) distributor rationalization, 2) resource realignment, 3) technology roadmap acceleration, and 4) go-to-market restructuring. Additionally, these actions support a disciplined operating model centered on four strategic pillars:

1.Market focus: AI data centers, energy and grid infrastructure, performance computing and industrial electrification.
2.Technology leadership: continuous innovation in GaN, GaN power ICs, and high-voltage silicon carbide, informed by customer requirements and co-design.

3.Operational efficiency: a streamlined and rebalanced geographically deployed organization, a scalable foundry, and packaging and module partnerships.
4.Financial discipline: prioritized investments, leverageable operating expenses, and a mix shift toward high-margin programs.
Equity Method Investment
In October 2024, we began applying the equity method of accounting for our related party investment, in accordance with Accounting Standards Codification (“ASC”) 323, Investments—Equity Method and Joint Ventures. Under ASC 323, an investor must use the equity method when it has significant influence over the investee, typically indicated by ownership of 20% to 50% of the voting stock or other qualitative factors (e.g. board representation). We hold a 13.1% ownership stake in the investment and as part of the October 2024 transaction, received the option to appoint a representative to the investee’s board of directors. As a result, we remeasured our investment to its fair value of $5.55 per share as of the change in accounting and recognized its proportionate share of the investee’s earnings and losses for the period from November through December 2024, resulting in a net gain of $3.9 million for the year ended December 31, 2024. We recorded our share of losses for the year ended December 31, 2025, resulting in a net loss of $1.1 million, which was recorded in “Equity method investment gain (loss)” on the Statements of Operations.

Results of Operations
Revenue
We design, develop and manufacture GaN power ICs and SiC MOSFETs for a variety of end-uses and applications. Our revenue represents the sale of semiconductors through specialized distributors to original equipment manufacturers (“OEMs”), their suppliers and other end customers.
Our revenues fluctuate in response to a combination of factors. In addition, our revenues may fluctuate in response to the Company’s announced transition to high-power markets. Some of the factors that may cause these revenue fluctuations include the following:
•our overall product mix and sales volumes;
•gains and losses in market share and design win traction, including the Company’s ability to ramp new high-power products;
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
•the availability, and fluctuations in the price of, the raw materials required for our products
•changes in customer and distributor relationships including the Company’s announced consolidation of its distribution network in connection with its transition to high-power markets; and

•seasonal demand patterns in certain markets.
We consider the domicile of our end customers, rather than the distributors we sell to directly to be the basis of attributing revenues from external customers to individual countries. Revenue for the twelve months ended December 31, 2025 and 2024, excluding channel inventories, were attributable to end customers in the following countries:

	Year Ended December 31,
Country	2025	2024
China	47%	60%
United States	28%	16%
Asia excluding China	11%	15%
Europe*	14%	8%
All others	—%	1%
Total	100%	100%

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
Selling, General and Administrative Expense
Selling, general and administrative expense includes employee compensation, including cash and stock-based compensation and benefits for executive, finance, business operations, sales, field application engineers and other administrative personnel. In addition, it includes marketing and advertising, IT, outside legal professional fees and legal settlements, tax and accounting services, insurance, and occupancy costs and related overhead based on headcount. Selling, general and administrative costs are expensed as incurred.
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
Results of Operations
The tables and discussion below present our results for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,		Change $	Change %
(dollars in thousands)	2025	2024
Net revenues	$45,916	$83,302	$(37,386)	(45)%
Cost of revenues (exclusive of amortization of intangibles included below)	31,668	54,963	(23,295)	(42)%
Operating expenses:
Research and development	49,830	76,002	(26,172)	(34)%
Selling, general and administrative	35,196	62,863	(27,667)	(44)%
Amortization of intangible assets	18,937	18,926	11	—%
Restructuring and impairment expense	18,049	1,223	16,826	1376%
Total operating expenses	122,012	159,014	(37,002)	(23)%
Loss from operations	(107,764)	(130,675)	22,911	(18)%
Other income (expense), net:
Interest income (expense), net	863	(150)	1,013	(675)%
Dividend income	3,537	5,233	(1,696)	(32)%
(Loss) Gain from change in fair value of earnout liabilities	(12,424)	36,644	(49,068)	(134)%
Other income	6	102	(96)	(94)%
Total other income (expense), net	(8,018)	41,829	(49,847)	(119)%
Loss before income taxes	(115,782)	(88,846)	(26,936)	30%
Income tax provision (benefit)	50	(342)	392	(115)%
Equity method investment (loss) gain	(1,121)	3,905	(5,026)	(129)%
Net loss	$(116,953)	$(84,599)	$(32,354)	38%
Comparison of the Years ended December 31, 2025 and 2024
Revenues
Net revenues for the twelve months ended December 31, 2025 were $45.9 million compared to $83.3 million for the twelve months ended December 31, 2024, a decrease of $37.4 million, or 45%. The decrease in sales was mainly due to the decline in the mobile and consumer markets in China.
Cost of Revenues
Cost of revenues for the twelve months ended December 31, 2025 was $31.7 million, a decrease of $23.3 million or 42% compared to the twelve months ended December 31, 2024. The decrease was primarily driven by lower sales volume, coupled with the absence of a $5.0 million inventory reserve recorded in the prior year related to a distributor disengagement and market mix.

Research and Development Expense
Research and development expense for the twelve months ended December 31, 2025 of $49.8 million decreased by $26.2 million, or 34%, when compared to the twelve months ended December 31, 2024, primarily driven by lower stock-based compensation of approximately $10.7 million, which was primarily due to the resignation of a senior management member resulting in reversal of $4.2 million related to our long-term incentive plan, coupled with a reduced headcount and employee-related costs of $10.1 million from our workforce reduction due to restructuring since the third quarter of 2024 and a $1.6 million decline in R&D product development costs. Additionally, we had an other asset impairment and a one-time project expense of $3.7 million that was recorded in the prior year, but did not reoccur in the current year. These are partially offset by a $2.2 million advanced R&D NRE impairment in 2025.
Selling, General and Administrative Expense
Selling, general and administrative expense for the twelve months ended December 31, 2025 of $35.2 million decreased by $27.7 million, or 44%, when compared to the twelve months ended December 31, 2024. This is primarily driven by a decrease in stock-based compensation of approximately $17.8 million largely resulting from the reversal of $12.6 million following the separation of senior management members related to our long-term incentive plan. The decrease was additionally driven by a $7.5 million bad debt expense due to a distributor disengagement in the prior year and a decrease in headcount and employee costs of $3.9 million as a result of our reductions in force and workforce optimization. This was partially offset by approximately $4.0 million in CEO transition costs and governance costs in 2025.
Amortization of Definite-Lived Intangible Assets
Amortization of intangible assets remained fairly unchanged as we did not acquire new intangible assets.
Restructuring and Impairment Expense
We announced cost-reduction plans that include streamlining distribution channels, reductions in headcount, and impairment of fixed assets. We incurred $18.0 million of restructuring and impairment expenses for the year ended December 31, 2025, of which $16.6 million was related to the Navitas 2.0 Restructuring Plan and $1.4 million was related to the 2025 Restructuring Plan.
Other Income (Expense), net
Interest income primarily consists of interest earned on our interest earning bank accounts and interest expense is associated with our royalty agreement. The $0.9 million of interest income was primarily attributable to higher cash balances net of interest expense associated with our royalty agreement. The $0.2 million expense as of December 31, 2024 is primarily due to interest associated with our royalty agreement.
Dividend income consists of income earned on our money market treasury funds that are recorded as cash equivalents on our consolidated balance sheet. The decrease of $1.7 million is primarily due to decreases in our investment balances as of December 31, 2025 compared to December 31, 2024.

During the twelve months ended December 31, 2025, we recognized a $12.4 million loss from an increase in fair value of our earnout liabilities. The loss of $12.4 million in our earn-out liability was primarily a result of the increase of the closing price of our Class A common stock listed on the Nasdaq, resulting in an increase in the estimated fair value of the earnout shares from $1.18 as of December 31, 2024 to $2.33 as of December 31, 2025.

Income Tax Provision (Benefit)
Income tax provision for the twelve months ended December 31, 2025 was $0.1 million while for the twelve months ended December 31, 2024, income tax benefit was $0.3 million. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.
Equity method investment (loss) gain
In 2024, we recorded a net gain of $3.9 million related to our joint venture investment, which primarily reflected a fair value adjustment prior to applying the equity method. Beginning in October 2024, we applied the equity method and recognized our proportionate share of the joint venture’s results. For the year ended December 31, 2025, we recognized our proportionate share of the joint venture’s loss, resulting in a net loss of $1.1 million, compared to the net gain of $3.9 million for the year ended December 31, 2024.
Liquidity and Capital Resources
Our primary use of cash is to fund our operating expenses, working capital requirements, and outlays for strategic investments and acquisitions. In addition, we use cash to conduct research and development and fund capital expenditures.
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
Cash Flows
The following table summarizes our consolidated cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(42,891)	$(58,823)
Net cash used in investing activities	$(1,386)	$(9,271)
Net cash provided by financing activities	$194,639	$3,495
We derive liquidity primarily from cash on hand and equity financing activities. As of December 31, 2025, our balance of cash and cash equivalents was $236.9 million, which is an increase of $150.1 million or 173% compared to December 31, 2024, driven by our PIPE and ATM offerings.
Operating Activities
For the year ended December 31, 2025, net cash used in operating activities was $42.9 million, which primarily reflects a net loss of $117.0 million, adjusted for the amortization of intangible assets of $18.9 million, non-cash stock-based compensation of $14.5 million, non-cash loss of $12.4 million related to the change in fair value of our earnout liability, $3.8 million related to the impairment of a long-lived asset, depreciation of $3.5 million, partially offset by aggregate cash inflows from changes in operating assets and liabilities of $17.1 million. Specifically, the changes reflect a $9.5 million decrease in accounts receivable, $6.2 million increase in accounts payable, accrued compensation and other accrued expenses, $2.2 million decrease in inventories, and a decrease of $1.0 million in other assets, partially offset by decreases in operating lease liabilities related to lease payments of $1.7 million and a $0.3 million increase in prepaid expenses and other current assets.
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
Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 of $1.4 million was primarily due to purchases of fixed assets of $1.5 million, partially offset by net of proceeds from dispositions of $0.1 million.
Net cash used in investing activities for the year ended December 31, 2024 of $9.3 million was primarily due to purchases of fixed assets of $6.8 million and $2.5 million cash funding of a joint venture.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 of $194.6 million was primarily the result of proceeds of $200.0 million related to our PIPE and ATM offerings, proceeds from our employee stock purchase plan of $1.5 million, and proceeds from stock option exercises of $1.0 million. This was partially offset by the costs of our PIPE and ATM offerings of $7.7 million and payments on our finance lease of $0.2 million.
Net cash provided by financing activities for the year ended December 31, 2024 of $3.5 million was primarily the result of proceeds from stock option exercises of $0.8 million and proceeds from our employee stock purchase plan of $2.7 million.
Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. As of December 31, 2025, our non-cancellable contractual arrangements consist of lease obligations and an agreement for the purchase of equipment. Refer to Note 9 - “Leases” for further information on our minimum future payments related to lease obligations. In December 2024, we entered into an agreement with a vendor for the purchase of equipment, requiring quarterly installment payments. Refer to Note 15 - “Commitments and Contingencies” for additional details on purchase obligations.
Off-Balance Sheet Commitments and Arrangements
As of December 31, 2025, we did not have any off-balance sheet arrangements as discussed in Instruction 8 to Item 303(b) of Regulation S-K.
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

Stock-Based Compensation
We account for awards of stock-based compensation under our employee stock-based compensation plan using the fair value method. Accordingly, we estimate fair value of our stock-based awards and amortized this fair value to stock-based compensation expense over the requisite service period.

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
LTIP Awards - The fair value for each tranche of the Long-term Incentive Plan Stock Option (“LTIP”) awards was determined using Black-Scholes model and a Monte Carlo simulation estimated at the initial grant date. We utilized the services of a professional valuation firm to develop the grant date fair value. The LTIP awards vest based on the achievement of certain market (stock price hurdles) and performance conditions (revenue and/or EBITDA targets). During the years ended December 31, 2025 and 2024, the LTIP awards require management to make assumptions and to apply judgment in determining the timing and amount of the recognition of the awards. The most significant assumptions and judgments include management’s forecasts related to award performance conditions, including whether certain performance conditions are probable. Awards are not recognized until they are deemed to be probable to vest, and awards may be derecognized if they are determined to be no longer probable.
As a result of certain employee terminations during 2025, all LTIP awards were forfeited, and the LTIP is no longer applicable as of December 31, 2025.
Earnout Shares
Certain shareholders of the Company are eligible to receive up to 10,000,000 earnout shares (the “Earnout Shares”) of Class A common stock, contingent upon the fulfillment of certain earnout milestones. These milestones consist of three distinct criteria, with each criterion granting eligible stockholders 3,333,333 earn-out shares upon meeting the specified conditions. Each earnout milestone is deemed achieved if, at any time within 150 days following the Business Combination and before October 19, 2026, the volume-weighted average price of the Company's Class A common stock reaches or exceeds $12.50, $17.00, or $20.00 for any twenty trading days within a thirty trading day period, respectively.

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

The estimated fair value of the earnout liability was determined using a Monte Carlo analysis of 20,000 simulations of the future path of the Company’s stock price over the earnout period to estimate the likelihood of achieving certain stock price milestones. The assumptions utilized in the calculation include the Company’s stock price volatility, risk-free interest rate, and the expected term of the award.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Navitas Semiconductor Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Navitas Semiconductor Corporation and subsidiaries (the Company) as of December 31, 2025 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of excess and obsolete inventory
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company reported inventory of $13.3 million as of December 31, 2025. The Company values inventory at the lower of cost (first-in, first-out) or net realizable value and periodically reviews inventory for potential obsolescence and declining values through periodic assessments, considering factors including estimates for future demand and net realizable value. Inventory write-downs are established based on market conditions and trends, expected demand inclusive of sales forecasts, anticipated sales and market prices, and product obsolescence.

We identified the valuation of inventory as a critical audit matter. Subjective auditor judgment was required to evaluate the expected demand inclusive of sales forecasts used within the valuation of inventory as such forecasts represented subjective determinations of future market conditions that were also sensitive to variation.
The following are the primary procedures we performed to address this critical audit matter. We compared expected demand inclusive of sales forecasts to historical forecasts and recent sales trends to evaluate the Company’s ability to accurately forecast. We evaluated the reasonableness of expected demand inclusive of sales forecasts for certain products by 1) inquiring with non-financial personnel, including sales and production employees, and 2) obtaining underlying supporting documentation including purchase orders and expected demand from third parties.
Valuation of the earnout liability
As discussed in Notes 10 and 11 to the consolidated financial statements, certain of the Company’s stockholders are entitled to receive an aggregate up to 10,000,000 Earnout Shares of the Company's Class A common stock, contingent upon the fulfillment of earnout milestones. As of December 31, 2025, 9,713,212 of the Earnout Shares are vested shares and liability classified valued using a Monte Carlo Simulation model. The Vested Shares are classified as a liability which was initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of each reporting period. As of December 31, 2025, the earnout liability had a fair value of $22.6 million which resulted in a loss of $12.4 million for the year. The model used to calculate the fair value is dependent on several assumptions and judgments including volatility, risk-free interest rate, and expected term of the award.
We identified the assessment of the Company’s valuation of the earnout liability as a critical audit matter. Complex auditor judgment, and specialized skills and knowledge, were required to evaluate the volatility in the valuation model. Additionally, changes in the volatility could have a significant effect on the Company’s valuation of the earnout liability.
The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge, who assisted in 1) evaluating the Company’s volatility used in the model by comparing it to an independently determined volatility, and 2) developing an expectation of the fair value of the earnout liability using the independently determined volatility, current price of the underlying share, and risk-free interest rate and comparing the result to the Company’s fair value estimate.

We have served as the Company’s auditor since 2025.

/s/ KPMG LLP
Milwaukee, Wisconsin
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Navitas Semiconductor Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Navitas Semiconductor Corporation (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Baker Tilly US, LLP
San Francisco, CA
March 19, 2025

We served as the Company’s auditor from 2023 to 2025.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value)	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$236,857	$86,737
Accounts receivable, net of allowance of $468 and $135, respectively	3,621	13,982
Inventories	13,283	15,477
Prepaid expenses and other current assets	4,399	4,070
Restricted cash	1,745	1,503
Total current assets	259,905	121,769
Property and equipment, net	9,779	15,421
Operating lease right of use assets	5,166	6,900
Finance lease right of use assets	766	—
Intangible assets, net	53,258	72,195
Goodwill	163,215	163,215
Other assets	8,380	10,478
Total assets	$500,469	$389,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued expenses	$22,350	$10,754
Accrued compensation expenses	4,949	8,623
Operating lease liabilities, current	1,866	1,767
Finance lease liabilities, current	323	—
Earnout liability, current	22,632	—
Total current liabilities	52,120	21,144
Operating lease liabilities noncurrent	3,827	5,553
Finance lease liabilities noncurrent	456	—
Earnout liability	—	10,208
Deferred tax liabilities	405	441
Other noncurrent liabilities	—	4,619
Total liabilities	56,808	41,965
Commitments and contingencies (note 15)
Stockholders' equity
Class A common stock, $0.0001 par value, 740,000,000 shares authorized as of December 31, 2025 and 2024, 230,525,464 and 188,114,202 shares issued and outstanding at December 31, 2025 and 2024, respectively	26	22
Class B common stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2025 and 2024, and 0 shares issued and outstanding at both December 31, 2025 and 2024	—	—
Additional paid-in capital	945,381	732,784
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(501,739)	(384,786)
Total stockholders’ equity	443,661	348,013
Total liabilities and stockholders' equity	$500,469	$389,978
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2025	2024
Net revenues	$45,916	$83,302
Cost of revenues (exclusive of amortization of intangible assets included below)	31,668	54,963
Operating expenses:
Research and development	49,830	76,002
Selling, general and administrative	35,196	62,863
Amortization of intangible assets	18,937	18,926
Restructuring and impairment expense	18,049	1,223
Total operating expenses	122,012	159,014
Loss from operations	(107,764)	(130,675)
Other income (expense), net:
Interest income (expense)	863	(150)
Dividend income	3,537	5,233
(Loss) Gain from change in fair value of earnout liabilities	(12,424)	36,644
Other income, net	6	102
Total other income (expense), net	(8,018)	41,829
Loss before income taxes	(115,782)	(88,846)
Income tax provision (benefit)	50	(342)
Equity method investment (loss) gain	(1,121)	3,905
Net loss	$(116,953)	$(84,599)

Net loss per common share
Basic net loss per share attributable to common stockholders	$(0.57)	$(0.46)
Diluted net loss per share attributable to common stockholders	$(0.57)	$(0.46)

Weighted average common shares used in net loss per share attributable to common shareholders
Basic common shares	205,573	182,460
Diluted common shares	205,573	182,460
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Stockholder's Equity
(In thousands)	Class A common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Total
	Shares	Amount
Balance at December 31, 2023	179,196	$21	$680,790	$(300,187)	$(7)	$380,617
Issuance of common stock under employee stock option and stock award plans	8,918	1	12,758	—	—	12,759
Stock-based compensation expense related to employee and non-employee stock awards	—	—	39,236	—	—	39,236
Net loss	—	—	—	(84,599)	—	(84,599)
Balance at December 31, 2024	188,114	$22	$732,784	$(384,786)	$(7)	$348,013
Shares issued in connection with At-the-market offerings (ATM 1 and ATM 2)	19,781	2	99,998	—	—	100,000
Shares issued in connection with PIPE offering	14,815	1	99,999	—	—	100,000
Issuance of common stock under employee stock option and stock award plans	7,815	1	5,687	—	—	5,688
Costs for the issuance of common stock / At-the-market offerings (ATM 1 and ATM 2)	—	—	(3,249)	—	—	(3,249)
Costs for the issuance of common stock / PIPE	—	—	(4,437)	—	—	(4,437)
Stock-based compensation expense related to employee and non-employee stock awards	—	—	14,599	—	—	14,599
Net loss	—	—	—	(116,953)	—	(116,953)
Balance at December 31, 2025	230,525	$26	$945,381	$(501,739)	$(7)	$443,661
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,953)	$(84,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,452	2,967
Amortization of intangibles	18,937	18,926
Non-cash lease expense	1,776	1,888
Impairment of other asset	—	2,014
Impairment of long-lived assets	3,783	—
Stock-based compensation expense	14,484	43,031
Allowance for expected credit losses	844	7,689
Loss (gain) from change in fair value of investment	1,121	(3,905)
Loss (gain) from change in fair value of earnout liability	12,424	(36,644)
Loss on disposition of property and equipment	176	148
Deferred income taxes	(36)	(599)
Change in operating assets and liabilities:
Accounts receivable	9,517	4,187
Inventories	2,194	6,757
Prepaid expenses and other current assets	(329)	2,108
Other assets	977	592
Accounts payable, accrued compensation and other accrued expenses	6,226	(10,685)
Operating lease liability	(1,669)	(1,745)
Customer deposit and deferred revenue	185	(10,953)
Net cash used in operating activities	(42,891)	(58,823)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property and equipment	92	—
Investment purchases	—	(2,500)
Purchases of property and equipment	(1,478)	(6,771)
Net cash used in investing activities	(1,386)	(9,271)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of At-the-market offerings (ATM One and ATM Two)	100,000	—
Proceeds from issuance of common stock in connection with PIPE offering	100,000	—
Costs for the issuance of common stock/At-the-market offering (ATM One and ATM Two)	(3,249)	—
Costs for the issuance of common stock/PIPE	(4,437)	—
Proceeds from issuance of common stock in connection with stock option exercises	1,033	812
Proceeds from employee stock purchase plan	1,498	2,683
Payments on finance lease obligations	(206)	—
Net cash provided by financing activities	194,639	3,495
NET INCREASE (DECREASE) IN CASH	150,362	(64,599)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	88,240	152,839
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$238,602	$88,240

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$236,857	$86,737
Restricted cash	1,745	1,503
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$238,602	$88,240
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$243	$296
Cash paid for interest	$29	$—
Capital expenditures in accounts payable	$148	$3,110
Noncash finance lease acquisition	$985	$—
The accompanying notes are an integral part of these consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
1. ORGANIZATION AND BASIS OF PRESENTATION
Navitas Semiconductor Corporation (“The Company”) was founded in 2014 and has since been developing next-generation power semiconductors including gallium nitride (“GaN”) power integrated circuits (“ICs”), silicon carbide (“SiC”) and associated high-speed silicon system controllers and digital isolators used in power conversion and charging. The Company presently operates as a product design house that contracts the manufacturing of its chips and packaging to partner suppliers. Navitas maintains its operations around the world, including the United States, Ireland, Germany, Italy, Belgium, China, Taiwan, South Korea and the Philippines, with principal executive offices in Torrance, California.
The Company has two authorized classes of common stock: Class A common stock, par value of $0.0001 per share (“Class A common stock”) and Class B common stock, par value of $0.0001 per share (“Class B common stock”). Both classes have identical voting, dividend, and liquidation rights. There were no outstanding Class B shares as of December 31, 2025 and 2024. The Company also has authorized 1.0 million of preferred stock, par value of $0.0001 per share (“preferred stock”), with no amounts outstanding as of December 31, 2025 and 2024. The preferred stock may be issued with terms, rights, and preferences determined by the board of directors at the time of issuance.

Private Placement of Common Stock (“PIPE” Offering)
On November 7, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with accredited investors for a private placement of 14,814,813 shares of Class A common stock at $6.75 per share. The transaction closed on November 10, 2025, with Needham & Company as sole placement agent, resulting in gross proceeds of approximately $100.0 million and offering-related costs of $4.4 million. Net proceeds will be used for working capital and general corporate purposes, including support of strategic initiatives in high-power markets.

Execution of At-The-Market Agreement
On March 19, 2025, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) as sales agent, pursuant to which the Company may sell shares of its Class A common stock from time to time in “at the market” (“ATM”) offerings through Jefferies as sales agent. The Company subsequently completed two ATM offerings (“ATM One” and “ATM Two”). Under each of ATM One and ATM Two, the Company could, from time to time, offer and sell shares having an aggregate offering price of up to $50,000,000. As of June 30, 2025, the Company completed sales of 11.1 million shares of Class A common stock under ATM One and 8.7 million shares under ATM Two, resulting in gross proceeds of approximately $100.0 million and offering-related costs of $3.3 million in total. The shares were offered and sold pursuant to the Company’s registration statement on Form S-3 (File No. 333-269752), the prospectus included therein, and prospectus supplements filed with the SEC effective March 20, 2025 and May 27, 2025 with respect to ATM One and ATM Two, respectively. All sales were completed in the second quarter of 2025.
Basis of Consolidation
The accompanying consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company, its wholly owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany transactions and balances have been eliminated in consolidation.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
On an ongoing basis, management evaluates the assumptions used in making estimates, including those related to (i) the collectability of accounts receivable; (ii) write-down for excess and obsolete inventory; (iii) the value assigned to and estimated useful lives of long-lived assets; (iv) the realization of tax assets and estimates of tax liabilities and tax reserves; (v) recoverability of intangible assets; (vi) the computation of stock-based compensation; (vii) accrued compensation and other expenses; (viii) the recognition of revenue; and (ix) earnout liability . These estimates are based on historical experience, current economic and market conditions, and other relevant factors and assumptions that management believes to be reasonable under the circumstances. Although the Company believes its estimates, assumptions, and judgments are reasonable, because of the uncertainty inherent in these matters, actual results could differ. The Company engages third-party valuation specialists to assist with estimates related to the valuation of intangible assets, stock options, and earnout shares. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results could differ from those estimates.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
2. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
Significant Accounting Policies
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
Product revenues consist of sales to distributors, original equipment manufacturers (“OEMs”), and merchant power supply manufacturers. The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. In situations where sales are to a distributor, the Company has concluded that its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration of the contract, the Company evaluates certain factors, including the customer’s ability to pay (or credit risk). If the Company concludes that the customer has the ability to pay, a contract has been established. For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient to not assess whether a contract has a significant financing component.
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
When the Company receives orders for products to be delivered over multiple dates that may extend across several reporting periods, the Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered. The Company has also elected the practical expedient to expense commissions when incurred as the amortization period of the commission is less than one year.
The majority of sales to international customers that are shipped from the Company’s or its vendor’s facility outside of the United States are pursuant to EX Works (“EXW”), shipping terms, meaning that control of the product transfers to the customer upon shipment from the Company’s or its vendors’ foreign warehouse.
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
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

The determination of estimated fair value requires the Company to make significant estimates and assumptions. These determinations require judgment and involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items. As a result, the Company may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill.

Transaction costs associated with business combinations are expensed as they are incurred.
Inventories
Inventories (which consist of costs associated with the purchases of wafers from foundries and of packaged components from assembly manufacturers, as well as internal labor and overhead, including depreciation and amortization, associated with the testing of both wafers and packaged components) are stated at the lower of cost (first-in, first-out) or net realizable value. The Company periodically reviews inventory for potential obsolescence and declining values through periodic assessments, considering factors including estimates for future demand and net realizable value. Inventory deemed impaired is written down to its net realizable value. Inventory write-downs are established based on market conditions and trends, expected demand inclusive of sales forecasts, anticipated sales and market prices, and product obsolescence. The Company capitalizes inventory when it is intended for commercial sale or use in production, while costs associated with research and development activities are only capitalized as supplies inventory when an alternative future use has been established.
Stock-based compensation
The Company measures and recognizes compensation expense for all stock-based awards based on the grant date fair value of the awards. The Company recognizes compensation expense over the requisite service period in the consolidated statements of operations for restricted stock awards.
RSUs - The fair value per unit of each restricted stock unit (“RSU”) grant award is determined on the grant date based on the Company’s stock price. Stock-based compensation is recognized on a straight-line basis over the requisite service period of the award. Forfeitures are recognized as they occur.
ESPP - We currently use the Black-Scholes option-pricing model to estimate the fair value of our Employee Stock Purchase Plan (“ESPP”) awards and amortize the expense over the requisite service period in the consolidated statements of operations. The option pricing model requires management to make assumptions and to apply judgment in determining

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
fair value of the awards. The most significant assumptions and judgments include the expected volatility, risk-free interest rate, expected dividend rate and expected term of the award.
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
LTIP Awards - The fair value for each tranche of the Long-term Incentive Plan Stock Option (“LTIP”) awards was determined using Black-Scholes model and a Monte Carlo simulation estimated at the initial grant date. We utilized the services of a professional valuation firm to develop the grant date fair value.
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
As a result of certain employee terminations during 2025, all LTIP awards were forfeited, and the LTIP is no longer applicable as of December 31, 2025.
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
The Company has no unrecognized tax benefits at December 31, 2025 and 2024. The Company’s federal and state income tax returns since inception are open and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. When necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the Consolidated Balance Sheets. The Company had no accrued interest and penalties at December 31, 2025 and 2024.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
Accounts receivable
Accounts receivable are recorded at the amounts management expects to collect. To account for potential credit losses, the Company establishes an allowance for current estimated credit losses based on estimated losses from customers' inability to meet payment obligations. In evaluating collectability, management considers factors such as customer creditworthiness, past transaction history, current financial conditions, reasonable forecasts, industry trends, and changes in payment terms, reassessing as necessary. Past-due balances exceeding 90 days and other higher-risk amounts are individually assessed. If a customer’s financial condition deteriorates, impacting its ability to pay, additional allowances may be required. Management conducts a thorough analysis of each customer account to determine the appropriate allowance level. Estimated credit losses are recognized as a charge to earnings with a corresponding credit to the valuation allowance. At each reporting period, the Company reassesses the amount of probable credit losses based on the changes in risk characteristics of the underlying receivables as needed. Outstanding balances that remain uncollected after reasonable collection efforts are written off against the allowance for current estimated credit losses.
Accounts receivable also include unbilled receivables, which primarily represent revenue recognized for services performed but not yet invoiced to customers. All unbilled receivables are expected to be billed and collected within twelve months.
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

Long-Lived Assets
Long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Intangible Assets
Finite-lived intangible assets are amortized over their estimated useful lives and reviewed for impairment in accordance with the Company’s long-lived asset impairment policy when indicators of impairment are present. Intangible assets acquired in a business combination are recorded at fair value on the acquisition date.

Patent Costs

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
The Company expenses external costs, such as filing fees and associated attorney fees, incurred to obtain patents and capitalizes patents obtained through acquisition as intangible assets. The Company also expenses costs associated with maintaining and defending patents subsequent to their issuance.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment annually as of September 30, or more frequently if events or changes in circumstances indicate that goodwill may be impaired, by performing a qualitative assessment on the Company’s reporting unit.
The Company evaluates qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. In performing a qualitative assessment, the Company considers events and circumstances, including, but not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, changes in management or key personnel, changes in market value, and any changes in the market price of the Company’s common stock. If the Company determines that it is more likely than not the carrying value is greater than the fair value of a reporting unit after assessing the totality of facts and circumstances, a quantitative assessment is performed to determine the reporting unit fair value and measure the impairment. If the Company determines that it is more likely than not the fair value is greater than the carrying amount, then a quantitative assessment is not required.
Cash and Cash Equivalents
The Company considers cash investments in highly liquid financial instruments with maturities of three months or less at the date of purchase to be cash equivalents.
Restricted Cash
The Company’s restricted cash consists of cash held in escrow pursuant to a separation agreement with a former executive coupled with cash held in a SAFE (“State Administration of Foreign Exchange”) account in China. The escrowed funds are restricted for use solely to satisfy contractual compensation obligations and to be disbursed through August 31, 2026. The SAFE funds are designated exclusively for the settlement of employee obligations related to RSU and stock option exercises, as well as the remittance of applicable taxes. Both the escrow and SAFE accounts are legally restricted from withdrawal for general corporate purposes. Restricted cash is classified as a current asset in the Consolidated Balance Sheets.
Investments
The Company holds an investment in an affiliate over which it has significant influence but does not maintain a controlling interest, and therefore the Company applies the equity method of accounting. This investment is reported under Other assets in the Consolidated Balance Sheets. The Company’s share of earnings and losses from this investment is recognized under Equity method investment gain/(loss) on the Consolidated Statements of Operations.
Foreign Currency Risk and Foreign Currency Translation
The Company’s functional and reporting currency is the U.S. Dollar. Gains and losses arising from the remeasurement of foreign currency balances are recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company realized a foreign currency transaction net gain of $0.1 million and net loss of $0.3 million in 2025 and 2024, respectively.
The functional currencies of the Company’s non-U.S. subsidiaries are the U.S. Dollar. Accordingly, all monetary assets and liabilities are translated into U.S. Dollars at the current exchange rates as of the applicable balance sheet date.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
Non-monetary assets and liabilities are translated into U.S. Dollars at the applicable historical rates. Revenues and expenses are translated at either the average exchange rate prevailing during the period or historical rates as applicable.
Advertising
Advertising costs, which are included in selling, general and administrative expenses, are expensed as incurred. Such costs were not material in 2025 and 2024.
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
Segment Reporting
The Company is organized and operates as one reportable segment, the design, development, manufacture and marketing of integrated circuits and related components for use primarily in next-generation power semiconductors including GaN power ICs, SiC devices and associated high-speed silicon system controllers, and digital isolators used in power conversion and charging. The Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. See Note 3 - “Segment Information” for more information.
Recently Issued Accounting Standards
In September 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments eliminate references to software development project stages, making the guidance neutral across various software development methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating its potential impact on its consolidated financial statements.
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

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Recently Adopted Accounting Pronouncements
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments address investor requests for enhanced transparency regarding income tax information. Specifically, they improve income tax disclosures related to rate reconciliation and income taxes paid. The Company has elected to adopt ASU 2023-09 on a prospective basis. The new disclosure requirements have been adopted in this Form 10-K for the year ending December 31, 2025, as disclosed in Note 14 - “Provision for Income Taxes”.
In November 2023, the Financial Accounting Standards Board (FASB) introduced Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update mandates that all public entities, including those with a single reportable segment, disclose one or more measures of segment profit or loss that the CODM uses to allocate resources and assess performance during interim and annual reporting periods. Furthermore, the standard requires the disclosure of significant segment expenses, other relevant segment items, and additional qualitative information. The Company adopted ASC 2023-07 and all related subsequent amendments in the year ending December 31, 2024.
This Form 10-K does not include any other newly implemented accounting standards or pronouncements beyond those detailed above. Such exclusions were made because they either do not apply to the Company or are not anticipated to materially impact the condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

3. SEGMENT INFORMATION
Navitas operates as a single operating segment under ASC 280 - Segment Reporting, which establishes requirements for public entities to disclose financial information about operating segments. Under ASC 280, an operating segment is defined as a component of a company that generates revenue and expenses, has discrete financial data available, and is regularly reviewed by the CODM to assess performance and allocate resources. The Company's CEO serves as the CODM, overseeing financial performance and making resource allocation decisions at a consolidated level.
The CODM primarily evaluates consolidated net profit (loss) as the measure of segment profit or loss. While product-level data is available internally, it is not used for performance evaluation or resource allocation. Additionally, the CODM reviews detailed breakdowns of significant expenses, such as selling, general, and administrative (“SG&A”) expenses and research and development (“R&D”) costs, which are already disclosed in the income statement. The CODM also utilizes the Company’s consolidated budget, consolidated forecast models as a key input to resource allocation and assess performance of the business, and monitors budget versus actual results on a consolidated basis. The CODM does not review any measures of financial results beyond what is presented in the accompanying statement of operations.

4. ACCOUNTS RECEIVABLE
Accounts receivable trade, net consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Accounts receivable, gross	$3,352	$12,578
Unbilled receivables	737	1,539
Allowance for credit losses	(468)	(135)
Accounts receivable, net	$3,621	$13,982

Allowance for credit losses activity (in thousands):

Allowance for Credit Losses
Balance at December 31, 2023	$—
Provision for credit losses, net of recoveries	(7,619)
Accounts written-off	7,484
Balance at December 31, 2024	$(135)
Provision for credit losses, net of recoveries	(844)
Accounts written-off	511
Balance at December 31, 2025	$(468)

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
5. INVENTORIES
Inventories consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$1,224	$2,422
Work-in-process	7,920	10,465
Finished goods	4,139	2,590
Total	$13,283	$15,477

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	December 31, 2025	December 31, 2024	Estimated Useful Lives
Furniture and fixtures	$295	$330	3 — 7 years
Computers and other equipment	13,015	11,714	2 — 5 years
Leasehold improvements	4,383	4,302	2 — 6 years
Construction in Progress	2,660	6,887
	20,353	23,233
Accumulated depreciation	(10,574)	(7,812)
Total	$9,779	$15,421
During the fourth quarter of 2025, in connection with the Company’s Navitas 2.0 Restructuring Plan (see Note 18 - “Restructuring and Impairment”), the Company recorded a $3.8 million non-cash impairment charge to reduce the carrying value of certain assets to their estimated fair values. The impairment charge is included in Restructuring and impairment expense in the Consolidated Statements of Operations for the year ended December 31, 2025. Fair value was determined based on a third-party valuation that utilized market participant assumptions and observable market data, where available. The valuation incorporated estimates of expected disposal/trade-in values and other relevant inputs.
Property, plant, and equipment are stated at cost less accumulated depreciation and impairment losses. For the years ended December 31, 2025 and 2024, depreciation expense was $3.5 million and $3.0 million, respectively, and was determined using the straight-line method over the estimated useful lives.

See below for the Company’s long-lived assets, net by region as of December 31, 2025 (in thousands):

	United States	International	Total
Property and Equipment	$7,076	$2,703	$9,779
Operating right-of-use ("ROU") Assets	2,947	2,219	5,166
Finance ROU Assets	—	766	766
Other Assets	8,052	328	8,380
Total	$18,075	$6,016	$24,091

The Company’s long-lived assets, net by region as of December 31, 2024 (in thousands):

	United States	International	Total
Property and Equipment	$12,196	$3,225	$15,421
Operating right-of-use ("ROU") Assets	3,861	3,039	6,900
Other Assets	10,005	473	10,478
Total	$26,062	$6,737	$32,799

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
7. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The short-term nature of the Company’s cash and cash equivalents, accounts receivable, and current liabilities causes each of their carrying values to approximate fair value for all periods presented.

The following table presents the Company’s fair value hierarchy for financial instruments as of December 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$185,050	$—	$—	$185,050

Total	$185,050	$—	$—	$185,050

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$22,632	$22,632

Total	$—	$—	$22,632	$22,632

The following table presents the Company’s fair value hierarchy for financial instruments as of December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$66,525	$—	$—	$66,525

Total	$66,525	$—	$—	$66,525

	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout liability	$—	$—	$10,208	$10,208

Total	$—	$—	$10,208	$10,208
The Company did not transfer any investments between level 1 and level 2 of the fair value hierarchy in the years ended December 31, 2025 and 2024.
The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3). See Note 11 - “Earnout Liability” for more details. (In thousands):

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Fair Value Measurements Using Significant Unobservable Inputs
Balance at December 31, 2024	$10,208
Fair value adjustment	12,424
Balance at December 31, 2025	$22,632

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
8. GOODWILL AND INTANGIBLES
Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. Intangible assets are measured at their respective fair values as of the acquisition date. As of the annual measurement date of September 30, 2025, the fair market value of the Company’s stock price remained above carrying value, and no indicators of impairment were present.
There were no changes to goodwill during the fiscal year ended December 31, 2025. In the first quarter of 2025, the Company transferred $1.2 million from in-process research and development to developed technology as the project was completed and placed into service.The following table presents the Company’s intangible asset balance by asset class for the fiscal year ended December 31, 2025 (in thousands):

Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Amortization Method	Useful Life
Trade Names	$900	$(900)	$—	Straight line	2 years
Developed Technology	54,677	(44,741)	9,936	Straight line	4-10 years
Patents	34,900	(8,294)	26,606	Straight line	5-15 years
Customer Relationships	24,300	(8,201)	16,099	Straight line	10 years
Non-Competition Agreements	1,900	(1,283)	617	Straight line	5 years
Other	658	(658)	—	Straight line	5 years
Total	$117,335	$(64,077)	$53,258

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
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

The following tables presents the changes in the Company’s intangible asset balance for the fiscal year ended December 31, 2025 and December 31, 2024 (in thousands):

Intangible Assets, net
Balance at December 31, 2023	$91,099
Other Adjustments	22
Amortization expense	(18,926)
Balance at December 31, 2024	$72,195
Amortization expense	(18,937)
Balance at December 31, 2025	$53,258

There were no impairment charges during the years ended December 31, 2025 and 2024. The accumulated impairment losses for the years ended December 31, 2025 and 2024 were $0. The Company's intangible assets reside in the United States, with no material intangible assets located in foreign countries.

Total future amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending December 31,	Total
2026	$14,320
2027	5,641
2028	4,996
2029	4,690
2030	4,690
Thereafter	18,921
Total	$53,258

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
9. LEASES
The Company has entered into operating leases primarily for commercial buildings and a finance lease for equipment. As of December 31, 2025, no operating or finance lease agreements contain economic penalties for the Company to extend the lease, and it is not reasonably certain the Company will exercise these extension options. Additionally, lease agreements do not contain material residual value guarantees or material restrictive covenants.
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
Rent expense, including short-term lease cost, was $2.3 million and $2.6 million for the fiscal years ended December 31, 2025 and 2024, respectively. In addition to rent payments, the Company’s leases include real estate taxes, common area maintenance, utilities, and management fees, which are not fixed. The Company accounts for these costs as variable payments and does not include such costs as a lease component. Total variable expense was $0.1 million and $0.3 million for the fiscal years ended December 31, 2025 and 2024, respectively.
In December 2025, the Company entered into non-cancelable operating leases for office and R&D space in Santa Clara, California and Shanghai, China. The leases have a non-cancelable term of 26 months and 36 months, respectively. As of December 31, 2025, the Company has not recognized right-of-use assets or lease liabilities related to these leases as the premises were not yet available for use. The payments for these leases are approximately $0.1 million and $0.4 million for the year, respectively, beginning in 2026.
Information related to the Company’s right-of-use assets and related operating and finance lease liabilities were as follows (in thousands):

	Year Ended
Operating Leases	2025	2024
Cash paid for operating lease liabilities	$2,067	$2,288
Right-of-use assets obtained in exchange for new operating lease liabilities	$215	$650

	Year Ended
Finance Lease	2025	2024
Cash paid for principal portion of finance lease	$180	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$985	$—

	Operating Leases	Finance Lease
Weighted-average remaining lease term in years	3.14	2.33
Weight-average discount rate	4.9%	5.0%

	Year Ended
	2025	2024
Operating lease expense	$2,031	$2,323
Finance lease amortization	$219	$—
Finance lease interest expense	$29	$—

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Maturities of operating and finance lease liabilities are as follows (in thousands):
Fiscal Year Ending December 31,	Operating Leases	Finance Lease
2026	$2,095	$353
2027	1,861	353
2028	1,711	118
2029	459	—
	6,126	824
Less imputed interest	(433)	(45)
Total lease liabilities	$5,693	$779

10. STOCK-BASED COMPENSATION
 Equity Incentive Plans
The Navitas Semiconductor Limited 2020 Equity Incentive Plan, initially adopted by the Company’s board of directors on August 5, 2020 as an amendment and restatement of the 2013 Equity Incentive Plan (“2013 Plan”), was amended and restated as the Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, RSU awards, stock appreciation rights, and other stock awards to employees, directors and consultants. Pursuant to the 2020 Plan, the exercise price for incentive stock options and non-statutory stock options is generally at least 100% of the fair market value of the underlying shares on the date of grant. Options generally vest over 48 months measured from the date of grant. Options generally expire no later than ten years after the date of grant, subject to earlier termination upon an optionee’s cessation of employment or service.
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
The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders at the Special Meeting on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of common stock; plus (b) up to 15,802,050 shares of common stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the number of shares of common stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. If the Company modifies stock-based awards, the modification may result in incremental compensation costs or a reversal of previously recorded accruals. Incremental compensation costs, or reductions in previously recognized costs, are measured in accordance with ASC 718-10-50-2 and are recorded in the consolidated statements of operations over the remaining service period of the awards. As of December 31, 2025, the Company has no non-statutory stock options under the 2021 Plan.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
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
The following table summarizes the stock-based compensation expense recognized for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Cost of goods sold	$230	$328
Research and development	12,781	23,472
Selling, general and administrative	1,473	19,231
Total stock-based compensation expense	$14,484	$43,031
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

A summary of stock options outstanding as of December 31, 2025, and activity during the two years then ended, is presented below:

Stock Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)
Outstanding at December 31, 2023	2,657	$0.72	5.7
Exercised	(1,142)	0.71
Forfeited or expired	(16)	1.06
Outstanding at December 31, 2024	1,499	$0.74	4.7
Exercised	(1,399)	0.74
Outstanding at December 31, 2025	100	$0.72	3.5
Vested and exercisable at December 31, 2025	100	$0.72	3.5
During the year ended December 31, 2025, the Company recognized an immaterial amount of stock-based compensation expense for the vesting of outstanding stock options. For the year ended December 31, 2024, the Company recognized $0.1 million of stock-based compensation expense for the vesting of outstanding stock options.
Long-term Incentive Plan Stock Options
The Company awarded a total of 6,500,000 performance stock options (“2021 LTIP Options”) to certain members of senior management on December 29, 2021, pursuant to the 2021 Plan. These non-statutory options were intended to be the only equity awards for the recipients over the duration of the performance period. The options vested in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options had an exercise price of $15.51 per share and the average fair value on the grant date was $9.14 based on the Black-Scholes model and a Monte Carlo simulation incorporating 500,000 scenarios. The weighted average contractual period remaining is 6.0 years. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2023. The valuation model utilized the following assumptions:

Risk-free interest rate	1.47%
Expected volatility rates	67.33%
Expected dividend yield	—
Cost of equity (for derived service period)	11.77%
Weighted-average grant date fair value of options	$9.14

On a quarterly basis, management reviewed the probable achievement for each of the tranches in the 2021 LTIP Options in regards to revenue and EBITDA, which included assumptions for forecasted revenue and EBITDA. During the year ended December 31, 2025, the members of senior management who were recipients of the “2021 LTIP Options” left the Company. Therefore, the Company recognized a reversal of previously recorded stock-based compensation expense of $16.5 million for the year ended December 31, 2025. As there are no remaining recipients of the 2021 LTIP Options, the Company does not expect to recognize any further compensation expense associated with the award. The Company recognized $4.0 million of stock-based compensation expense for the year ended December 31, 2024 associated with the award.

The Company awarded a total of 3,250,000 performance stock options (“2022 LTIP Options”) to a member of senior management on August 15, 2022 pursuant to the 2021 Plan. The options vested in increments subject to achieving certain market and performance conditions, including ten share price hurdles ranging from $15 to $60 per share, coupled with revenue and EBITDA targets, measured over a seven year performance period and expire on the tenth anniversary of the grant date. The options had an exercise price of $10.00 per share and the average fair value on the grant date was $2.89. The Company utilized the services of a professional valuation firm to finalize these assumptions during the fiscal year ended December 31, 2023. The valuation model utilized the following assumptions:

Risk-free interest rates	2.82%
Expected volatility rates	68.48%
Expected dividend yield	—
Cost of equity (for derived service period)	14.64%
Weighted-average grant date fair value of options	$2.89

In relation to the 2022 LTIP Options, a member of senior management departed the Company prior to December 31, 2024, failing to meet the service requirement for the options. As a result, such options were forfeited and no expense was recognized for the year ended December 31, 2025. As of December 31, 2025, there were no 2022 LTIP Options remaining as the participants have left the Company.
The Company recognized $0.6 million of stock-based compensation through the date of forfeiture in 2024 and reversed the cumulative $2.1 million of stock-based compensation for the year ended December 31, 2024.
Restricted Stock Units

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
The Company regularly grants RSUs to employees as a component of their compensation. A summary of RSUs outstanding as of December 31, 2025, and activity during the year then ended, is presented below:

Restricted Stock Unit Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	12,872	$6.70
Granted	5,556	5.21
Vested	(7,005)	5.68
Forfeited	(1,871)	6.48
Outstanding at December 31, 2024	9,552	$6.63
Granted	8,241	5.38
Vested	(5,701)	5.96
Forfeited	(3,390)	6.25
Outstanding at December 31, 2025	8,702	$6.04
During the years ended December 31, 2025 and 2024, the Company recognized $29.7 million and $34.0 million, respectively, of stock-based compensation expense for the vesting of RSUs. At December 31, 2025, unrecognized compensation cost related to unvested RSU awards totaled $36.1 million. The weighted-average period over which this remaining compensation cost is expected to be recognized is 2.0 years.
The Company implemented a yearly stock-based bonus plan in 2021 and plans to settle accrued bonus liabilities of $0.5 million related to fiscal year 2025 (included in Accrued compensation expenses on the Consolidated Balance Sheets), by issuing a variable number of fully-vested restricted stock units to its employees in 2025. Based on the closing share price of the Company’s Class A common stock of $7.14 on December 31, 2025, approximately 0.1 million shares would be issued; however the actual number of shares will be based on the share price at the date of settlement.
2022 Employee Stock Purchase Plan

In August 2022, the Company’s board of directors adopted the Company’s 2022 Employee Stock Purchase Plan (the “2022 ESPP”), subject to stockholder approval. The 2022 ESPP was approved by stockholders at the Company’s annual stockholders meeting held November 10, 2022. The Company authorized the issuance of 3,000,000 shares of common stock under the 2022 ESPP.

Under the 2022 ESPP, eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of offering or 85% of the fair value at the time of purchase, generally over a six-month period. The first offering period under the 2022 ESPP commenced in February 2023 and the second offering in September 2023. For the years ended December 31, 2025 and 2024, employees who elected to participate in the ESPP purchased 698,105 and 801,465 shares of common stock under the 2022 ESPP, respectively, resulting in cash proceeds to the Company of $1.5 million and $2.7 million, respectively. The purchase price was $2.07 and $2.24, each representing a 15% discount to the fair market value in March 2025 and September 2025, respectively. As of December 31, 2025, the Company had 1,242,467 remaining authorized shares available for purchase. During the year ended December 31, 2025 and 2024, the Company recognized $1.1 million and $1.8 million of stock-based compensation expense for the ESPP, respectively.

Other Share Awards
On June 10, 2022, the Company’s wholly owned subsidiary, Navitas Semiconductor Limited, acquired all of the stock of VDDTECH srl, a private Belgian company (“VDDTech”) for approximately $1.9 million in cash and stock. Among shares issued in the transaction, the Company issued approximately 113,000 restricted shares that are subject to time based vesting and issued approximately 151,000 restricted shares that are subject to time and performance based

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
vesting over the next four and three years, respectively. These restricted shares are subject to certain individuals maintaining employment with the Company and, therefore, are accounted for under ASC 718. During the year ended December 31, 2025, the Company recorded $0.2 million of stock-based compensation expense related to 150,622 shares that vested upon employee separation. No additional compensation cost was recognized beyond the second quarter of 2025. The Company recognized $0.6 million of stock-based compensation expense related to the vesting of these shares during the year ended December 31, 2024.

Unvested Earnout Shares
A portion of the earnout shares may be issued to individuals with unvested equity awards. While the release of these shares require achievement of the earnout milestones, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. These unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million (or $11.52 per share). During the year ended December 31, 2025 and 2024, the Company recognized $0.1 million and $0.2 million of stock-based compensation expense related to the forfeitures of earnout shares. At December 31, 2025 and 2024, there was no remaining compensation cost related to unvested earnout shares, except for forfeitures. Refer to Note 11 - “Earnout Liability”.

11. EARNOUT LIABILITY
Certain of the Company’s stockholders are entitled to receive an aggregate of up to 10,000,000 earnout shares of the Company’s Class A common stock (the “Earnout Shares”) contingent upon the fulfillment of the earnout milestones. As of December 31, 2025, 9,713,212 of the Earnout Shares are vested shares and liability classified using the Monte Carlo analysis and 286,788 number of shares are unvested and equity classified. The earnout milestones consist of three independent criteria, each of which entitles the eligible stockholders to an aggregate of up to 3,333,333 Earnout Shares per milestone met. Each earnout milestone is considered met if at any time between March 18, 2022 (150 days following the Business Combination) and October 19, 2026, the volume-weighted average price of the Company’s Class A common stock is greater than or equal to $12.50, $17.00 or $20.00 for any twenty trading days within any thirty-trading day period, respectively. Further, the earnout milestones are also considered to be met if the Company undergoes a Sale. A Sale is defined as the occurrence of any of the following: (i) engage in a “going private” transaction pursuant to Rule 13e-3 under the Exchange Act or otherwise cease to be subject to reporting obligations under Sections 13 or 15(d) of the Exchange Act; (ii) Class A common stock cease to be listed on a national security exchange, other than for the failure to satisfy minimum listing requirements under applicable stock exchange rules; or (iii) change of ownership (including a merger or consolidation) or approval of a plan for complete liquidation or dissolution.
These Earnout Shares have been categorized into two components: (i) the “Vested Shares” - those associated with stockholders with vested equity at the closing of the Business Combination that will be earned upon achievement of the earnout milestones (ii) the “Unvested Shares” - those associated with employee stockholders with unvested equity at the closing of the Business Combination which are subject to forfeiture if the employee left prior to the achievement of the earnout milestones. The Vested Shares are classified as liabilities in the Consolidated Balance Sheets and the Unvested Shares are equity-classified stock-based compensation to be recognized over time (see Note 10 - “Stock-based Compensation”). The earnout liability was initially measured at fair value at the closing of the Business Combination and subsequently remeasured at the end of each reporting period. The change in fair value of the earn-out liability is recorded as part of Other income (expense), net in the consolidated statement of operations. Any forfeited shares from unvested holders will be reallocated among the remaining earnout holders.
The estimated fair value of the earnout liability was determined using a Monte Carlo analysis of 20,000 simulations of the future path of the Company’s stock price over the earnout period. The assumptions utilized in the calculation are

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
based on the achievement of certain stock price milestones including volatility, risk-free rate and expected term of the award. The valuation model utilized the following assumptions:

	December 31, 2025	December 31, 2024
Risk-free interest rate	3.52%	4.23%
Volatility	93%	90%

As of December 31, 2025 and 2024, the earnout liability had a fair value of $22.6 million and $10.2 million, respectively, which resulted in a loss in the fair value of the earnout liability of $12.4 million and a gain in the fair value of the earnout liability of $36.6 million for the year ended December 31, 2025 and 2024, respectively, due to the fluctuations in the fair value of the earnout liability.
12. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
A majority of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers.
The following customers represented 10% or more of the Company’s net revenues (in thousands) for the twelve months ended December 31, 2025 and 2024:

	Year Ended December 31,
Customer	2025	2024
Distributor A	*	56%
Distributor B	46%	*
Distributor C	11%	*

At the end of 2024, the Company terminated its distribution agreement with Distributor A. As a result of this termination, the Company incurred a bad debt expense of $7.5 million included in Selling, general, and administrative expenses for the year ended December 31, 2024.
The Company had acquired inventory, which was intended to be primarily sold through this distributor. Given the termination, the Company re-evaluated the recoverability of its inventory and recorded a write-down of $5.0 million to Cost of revenues for the year ended December 31, 2024. Additionally, the Company also had a R&D project related to creating future products for distribution to this customer, which was abandoned resulting in a $1.7 million charge to Research and development for the year ended December 31, 2024.

Revenues by Geographic Area
Revenues for the twelve months ended December 31, 2025 and 2024, were attributable to the following regions:

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

	Year Ended December 31,
Region	2025	2024
Hong Kong	57%	64%
Rest of Asia	21%	18%
US	10%	9%
China	9%	4%
Europe	3%	4%
All Other	—%	1%
Total	100%	100%
Individual foreign country information in the table above is not broken out further, as revenues related to the individual foreign countries not listed above are not material.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits. The Company has not experienced any losses on cash or cash equivalents held at financial institutions. The Company does not have any off-balance-sheet credit exposure related to its customers.
The following customers represented 10% or more of the Company’s accounts receivable:

	As of December 31,
Customer	2025	2024
Distributor A1	*	44%
Distributor B	26%	*
Distributor C	18%	*
Distributor D	13%	*
Distributor E	12%	*
¹At the end of 2024, the Company terminated its distribution agreement with Distributor A.

Concentration of Supplier Risk
The Company has historically relied on a single foundry to produce wafers for GaN power ICs and a separate single foundry to produce SiC Metal Oxide Semiconductor Field Effect Transistors (“MOSFETs”). Loss of the relationship with either of these suppliers could have a substantial negative effect on the Company. Additionally, the Company relies on a limited number of third-party subcontractors and suppliers for testing, packaging and certain other tasks. Disruption or termination of supply sources or subcontractors, including natural disasters such as an earthquake or other causes, could delay shipments and could have a material adverse effect on the Company. Although there are generally alternate sources for these materials and services, qualification of the alternate sources could cause delays sufficient to have a material adverse effect on the Company. A significant amount of the Company’s third-party subcontractors and suppliers, including the third-party foundry that has historically supplied wafers for GaN power ICs, are located in Taiwan. A significant amount of the Company’s assembly and test operations are conducted by third-party contractors in Taiwan and the Philippines.
Specifically, we have historically relied on Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) as our sole supplier of gallium nitride (“GaN”) wafers, a key component in our product offerings. On July 1, 2025, TSMC announced its intention to cease GaN production in July 2027. We have taken steps to mitigate this risk, including

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
committing to purchase buffer inventory from TSMC, expanding our collaboration with Powerchip Semiconductor Manufacturing Corporation and in November 2025, we announced a long-term strategic partnership with GlobalFoundries to develop and deliver advanced GaN solutions for critical applications in high power markets, including AI data centers, energy and grid infrastructure, performance computing and industrial electrification.
The Company entered into an agreement to purchase raw materials from a supplier from September 29, 2022 through December 31, 2025, and accordingly made a $2.0 million deposit to be received as invoice credits toward future purchases. The Company is not obligated to purchase from this supplier, however, if the Company does not meet the minimum purchase requirements during the term, the Company may forfeit all or a portion of its $2.0 million deposit. As of December 31, 2024, the Company has determined it did not meet the minimum purchase requirements. Therefore, the Company wrote-off this $2.0 million deposit, and the amount is included in the Company’s Research and development expenses for the year ended December 31, 2024.
13. NET LOSS PER SHARE
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the period using the two-class method because the Company’s sponsor earnout shares are a participating security since these shares contain a non-forfeitable right to receive dividends. Under the two-class method, earnings are allocated to each class of common stock and participating security as if all of the earnings for the period had been distributed. As the Company incurred net losses during the years ended December 31, 2025 and 2024 and these securities are not contractually required to fund the Company’s losses, there is no allocation to the participating securities in the years presented. Diluted earnings per share are calculated by dividing net income (loss) by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding RSUs and restricted stock awards, the assumed issuance of awards for contingently issuable performance-based awards, as computed using the treasury stock method. Performance-based RSUs and restricted stock awards are included in the number of shares used to calculate diluted earnings per share after evaluating the applicable performance criteria as of period end and under the assumption the end of the reporting period was the end of the contingency period, and the effect is dilutive. The Company has no plans to declare dividends.
A summary of the net loss per share calculation is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Weighted-average common shares - basic common stock	205,573	182,460
Stock options and other dilutive awards	—	—
Weighted-average common shares - diluted common stock	205,573	182,460

Shares excluded from diluted weighted-average shares:
Dilutive shares excluded ¹	4,067	3,174
Shares excluded from diluted weighted average shares	4,067	3,174
¹ The Company’s potentially dilutive securities, which include unexercised stock options, unvested restricted stock units, ESPP shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for the fiscal years ended December 31, 2025 and 2024.

As of December 31, 2025, the Company did not exclude any restricted stock awards from the diluted weighted average share count, as the individuals associated with those awards are no longer employed by the Company. As of December 31, 2024, the Company excluded an immaterial amount of restricted stock awards from the diluted weighted

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
average share count as their performance conditions have not been achieved. As of December 31, 2025 and 2024 the Company excluded 10.0 million Earnout Shares from the diluted weighted average share count as their performance and/or market conditions have not been achieved. As of December 31, 2025, there have been no LTIP options excluded from the diluted weighted average share count as these options have all been forfeited. As of December 31, 2024, 6.5 million LTIP options have been excluded from the diluted weighted average share count as their performance and/or market conditions have not been achieved.
As of December 31, 2025 and 2024, the Company excluded 1.3 million of outstanding shares of Class A common stock from basic and diluted weighted average share count as shares are subject to forfeiture based on market conditions that have not been achieved. These shares relate to certain shares of Class A common stock held by the Company’s SPAC sponsor that as part of the Business Combination were placed under market conditions requirements that if not met, would result in forfeiture. These requirements are consistent with the earnout milestones noted in Note 11 - “Earnout Liability” and these shares are participating securities with the same voting and dividend rights as the Company’s other Class A common stock.
14. PROVISION FOR INCOME TAXES
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA includes significant provisions, such as allowing for accelerated tax deductions for qualified property and research expenditures, and reinstating the use of earnings before interest, taxes, depreciation, and amortization in determining tax deductions related to business interest expense. In addition to the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, the OBBBA also modifies the international tax framework and restores favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027.
U.S. and foreign components of loss before income taxes were (in thousands):

	Year Ended December 31,
	2025	2024
U.S. operations	$(90,236)	$31,802
Foreign operations	(26,667)	(120,648)
Total loss before income taxes	$(116,903)	$(88,846)
The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current benefit:
State	22	11
Foreign	67	242
Total current benefit	$89	$253

Deferred benefit:
Federal	$(49)	$(114)
State	(3)	(315)
Foreign	13	(166)
Total deferred benefit	$(39)	$(595)
Total	$50	$(342)

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Year Ended December 31, 2025
Income tax expense (benefit):
Federal	$(49)
State	19
Foreign	80
Total income tax expense (benefit)	$50
Income taxes paid (net of refunds) for the year ended December 31, 2025, were as follows (in thousands):

Year Ended December 31, 2025
U.S. Federal	$—
U.S. State	5
China	129
Taiwan	106
Other Foreign	3
Total	$243

The provision (benefit) for income taxes differs from the amount that would result by applying the applicable federal income tax rate to income before income taxes, as follows (in thousands):

	Year Ended December 31, 2025
US federal statutory income tax rate	$(24,550)	21.0%
Domestic federal reconciling items
Nontaxable or nondeductible items
Non-deductible Stock Compensation	(1,421)	1.2%
Non-deductible Executive Compensation	1,846	(1.6)%
Gain/loss from Change in Fair Value of Earnout Liability	2,609	(2.2)%
Other	(432)	0.4%
Valuation Allowance	7,261	(6.2)%
Cross-border taxes
Global intangible low-taxed income	87	(0.1)%
Effect of the Future Foreign Branch Loss Reversal	14,550	(12.4)%
Domestic state and local income taxes, net of federal effect[1]	19	—%
Foreign reconciling items
Ireland
Net Operating Loss[2]	(5,795)	5.0%
Other	—	—%
Valuation Allowance	5,795	(5.0)%
Other Foreign Jurisdictions
Other	81	(0.1)%
Total	$50	—%
¹ The state of California makes up the majority (greater than 50%) of the state income tax benefit, net of federal income tax effect.
² The Company is generating a loss in both Ireland and U.S. due to its dual residency status.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
For the year ended December 31, 2024, the provision (benefit) for income taxes differs from the amount that would result from applying the applicable federal income tax rate to income (loss) before income taxes, as follows:

Year Ended December 31, 2024
Provision computed at Federal statutory rate	21.0%
Change in valuation allowance	(18.7)%
Effect of the Future Foreign Branch Loss Reversal	(20.5)%
Foreign income tax rate and benefit	16.6%
Effect of permanent differences	(0.2)%
Non deductible executive compensation	(1.5)%
Non deductible expenses - mark to market liabilities	8.7%
Stock based compensation	(4.3)%
State tax, net of federal	0.3%
Other	(1.0)%
Total	0.4%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2025 and 2024, deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$121,046	$86,793
Benefit of tax credit carry-forwards	208	208
Start-up costs	1,001	1,132
Capitalized research costs	12,442	17,473
Stock compensation	6,224	8,011
Lease Liabilities	1,138	1,383
Other	3,299	2,251
Valuation allowance	(67,264)	(50,444)
	$78,094	$66,807
Deferred tax liabilities:
Right of Use Asset	(1,197)	(1,300)
Depreciation	—	(53)
Effect of the Future Foreign Branch Loss Reversal	(65,620)	(50,184)
Intangibles	(11,682)	(15,711)
	$(78,499)	$(67,248)
Net deferred tax balance	$(405)	$(441)
During the fiscal year ended December 31, 2025, the valuation allowance increased by $16.8 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income. In the event that the Company determines, based on available evidence and management judgment, that all or part of the net deferred tax assets will not be realized in the future, the Company would record a valuation allowance in the period the determination is made.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial position.
The Company has approximately $334.8 million of federal net operating loss (“NOL”) carryforwards and approximately $4.9 million of tax-effected state NOL carryforwards as of December 31, 2025. The federal NOLs expire in varying amounts through 2037, while the state NOLs expire in varying amounts through 2045. Federal NOLs arising from the years ended after December 31, 2017, may be carried forward indefinitely. Realization of the NOL carryforwards is dependent on the Company generating sufficient taxable income prior to expiration of the NOL carryforwards and these NOLs could also potentially be subject to usage limitations to the extent there are future changes in the Company’s ownership. As of December 31, 2025, the Company maintains a valuation allowance on the remaining deferred tax assets as the Company believes that it is not more likely than not that the deferred tax assets will be fully realized. The Company also has foreign net operating loss carryforwards of $365.8 million as of December 31, 2025. Of the foreign NOLs, $364.8 million are in Ireland and the deferred tax asset has a full valuation allowance as a result of the historical losses in the country.
The Company had no unrecognized tax benefits for the years ended December 31, 2025 or December 31, 2024. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the years ended December 31, 2025 and 2024.

15. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
At December 31, 2025, the Company had non-cancellable contractual agreements that were due within one year related to our lease obligations, see Note 9 - “Leases”.
In December 2024, the Company entered into an agreement with a vendor for the purchase of equipment wherein the Company will make quarterly installment payments of $0.8 million through 2026. The payments of $3.2 million, due within one year, are recorded within accounts payable and other accrued expenses as of December 31, 2025. The $2.8 million present value of payments is reflected within noncurrent liabilities at December 31, 2024 in the Condensed Consolidated Balance Sheets. The increase of $0.4 million was due to the accretion of interest expense.
Indemnification
The Company sells products to its distributors under contracts, collectively referred to as Distributor Sales Agreements (each, a “DSA”). Each DSA contains the relevant terms of the contractual arrangement with the distributor, and generally includes certain provisions for indemnifying the distributor against losses, expenses, and liabilities from damages that may be awarded against the distributor in the event the Company’s products are found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party (a “Customer Indemnification”). The DSA generally limits the scope of and remedies for Customer Indemnification obligations in a variety of industry-standard respects, including, but not limited to, limitations based on time and geography, and a right to replace an infringing product. The Company also, from time to time, has granted a specific indemnification right to individual customers.
The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnifications. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its distributors or end customers for any losses related to these indemnifications and no material

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
claims were outstanding as of December 31, 2025. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnifications.
Release and license agreement
In March 2023, the Company entered into a Release and License Agreement (the “Agreement”) with a university. The Agreement stipulates the Company pay the university a total of $1.0 million over a period of three years, with the final payment by March 1, 2026. The agreement licenses the Company to sell certain products covered by a patent owned by the university, subject to the Company paying a royalty fee on revenues for covered products sold during the term. Based on an indemnity agreement entered into in connection with the Company’s acquisition of GeneSiC Semiconductor Inc. in August 2022, the Company expects to be indemnified by the sellers in that transaction for the royalty amounts up to approximately $1.0 million. The total amount of accrued royalty was $2.1 million included in Accounts payable and other accrued expenses and $1.8 million included in Accounts payable and other accrued expenses and Noncurrent liabilities as of December 31, 2025 and December 31, 2024, respectively.

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
16. EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) tax-deferred savings plan for all employees in the United States who meet certain eligibility requirements. Participants may contribute up to the amount allowable as a deduction for federal income tax purposes. The Company contributes a certain percentage of employee annual salaries on a discretionary basis, not to exceed an established threshold. For the fiscal years ended December 31, 2025 and 2024, the Company made $0.1 million and $0.7 million, respectively, in matching contributions to the 401(k) plan.
17. RELATED PARTY TRANSACTIONS
Related Party Investment
During the third quarter of 2022, the Company made a $1.5 million investment in preferred interests of an entity under common control with the Company’s partner in a joint venture. During the first quarter of 2023 the Company made an additional investment of $1.0 million in the entity. The investment was accounted for as an equity investment under ASC 321 Investments - Equity Securities. In accordance with ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. In October 2024, the Company began accounting for this investment under the equity method in accordance with ASC 323. The Company revalued its investment to its fair value of $5.55 per share during the fourth quarter of 2024. The Company recorded its share of losses for the year ended December 31, 2025 and from November 1 - December 31, 2024, resulting in a net loss of $1.1 million and a net gain of $3.9 million, respectively, which was recorded in Equity method investment gain (loss) on the Statements of Operations. The investment was valued at $7.8 million and $8.9 million as of December 31, 2025 and December 31, 2024, respectively, and is included in Other assets in the Condensed Consolidated Balance Sheets.
Related Party Lease

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
The Company leases certain property from the family member of a former senior executive of the Company, which expired in March 2024, and was a month-to-month lease through December 2024, and then was terminated. During the year ended December 31, 2024, the Company paid an immaterial amount in rental payments. These payments were made at standard market rates in the ordinary course of business. There was no rent obligation as of December 31, 2025.
The Company leases certain property from an entity that is owned by a member of the board of directors of the Company, which expired in September 2023, and was on a month-to-month lease through May 2024, and then was terminated. During the year ended December 31, 2025, the Company made no rental payments in relation to this lease. During the year ended December 31, 2024, the Company paid an immaterial amount in rental payments in relation to this lease. These payments were made at standard market rates in the ordinary course of business. There was no rent obligation as of December 31, 2025.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

18. RESTRUCTURING AND IMPAIRMENT
On October 15, 2024, the Company announced a cost-reduction plan (“2024 Restructuring Plan”) to streamline the organization with increased focus on artificial intelligence (“AI”) data centers, new energy sectors, which include EV, renewables, energy storage, mobile applications, and accelerating the Company’s path to profitability. The 2024 Restructuring Plan included a reduction in headcount with the majority of the costs consisting of employee severance and benefits. The Company incurred $1.2 million for the year ended December 31, 2024 related to this plan. No restructuring-related liabilities under the 2024 Restructuring Plan remain.
On January 20, 2025, the Company announced an additional cost-reduction plan (“2025 Restructuring Plan”) aimed at further streamlining operations and enhancing its focus on AI data centers, EV, and mobile applications. The plan included a 19% reduction in workforce, with most associated costs related to severance and stock-based compensation. The Company incurred $1.5 million for the year ended December 31, 2025 related to the 2025 Restructuring Plan. No restructuring-related liabilities under the 2025 Restructuring Plan remain.
A summary of the balance sheet activity related to the combined 2024 and 2025 Restructuring Plans is as follows (in thousands):

	Amounts accrued as of December 31, 2024	Costs Incurred	Cash Payments	Adjustment	Amounts accrued as of December 31, 2025
Employee Severance and Benefits	$511	$1,469	$(1,884)	$(96)	$—
Other	6	—	(6)	—	—
	$517	$1,469	$(1,890)	$(96)	$—

During the fourth quarter of 2025, the Company announced the Navitas 2.0 Restructuring Plan (“Restructuring Plan”) to further streamline its organization and enhance operational efficiency in support of its long-term growth strategy across high-priority markets, AI data centers, energy and grid infrastructure, performance computing and industrial electrification. The plan primarily consists of a 19% targeted workforce reduction and organizational realignments, with associated costs largely related to employee severance and benefits, contract termination costs, and fixed asset impairments. These actions are intended to sharpen the Company’s focus on higher-value opportunities, strengthen its technology leadership, and improve financial discipline. The Company incurred $16.6 million in restructuring and impairment charges during December 31, 2025, and as of that date, restructuring-related liabilities of $7.7 million are reported under Accounts payable and other accrued expenses on the Company’s Condensed Consolidated Balance Sheets.
A summary of the balance sheet activity related to the Restructuring Plan is as follows (in thousands):

	Amounts accrued as of December 31, 2024	Costs Incurred	Cash Payments	Non-cash Adjustment	Amounts accrued as of December 31, 2025
Employee Severance and Benefits	$—	$2,010	$(1,028)	$—	$982
Contract Terminations	—	9,638	(3,012)	—	6,626
Fixed Asset Impairments	—	3,783	—	(3,783)	—
Other	—	1,149	(1,040)	—	109
	$—	$16,580	$(5,080)	$(3,783)	$7,717

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
19. SUBSEQUENT EVENTS
The Company evaluated material subsequent events from the Consolidated Balance Sheet date of December 31, 2025, through February 27, 2026 the date the condensed consolidated financial statements were issued. There were no material subsequent events as of February 27, 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.

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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Remediation of Previously Reported Material Weaknesses
We previously disclosed entity level material weaknesses in our internal control over financial reporting related to the following:
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
The entity level material weaknesses contributed to other material weaknesses within the Company’s system of internal control over financial reporting as follows:

•the Company lacked sufficient controls to accurately identify and present activity within its statements of operations and cash flows. Specifically, the Company lacked controls in order to (1) accurately identify and present cash flows as either operating, investing or financing activities and (2) classify expenses within total operating expenses, and correctly classify activity associated with its equity method investment; and,

•the Company's external reporting process was not appropriately designed to accurately identify, record, present and disclose transactions, including research and development assets, property and equipment and equity transactions.

We completed the following activities as part of remediating these material weaknesses:

•engaged an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and to assist with the remediation of deficiencies,
•hired third-party resources with relevant expertise to augment our internal resources,
•strengthened training for newly hired and existing personnel to support our internal controls,
•performed continuous risk assessment to identify and assess risks of material misstatement to ensure that the impacted financial reporting processes and related internal controls were properly designed and implemented to respond to those risks in our financial reporting processes,
•implemented policies and procedures to improve our monitoring controls around timely evaluation and communication as to whether the components of internal controls were present and functioning,
•designed and implemented control activities in order to ensure that the Company’s financial close and reporting activities specifically address appropriate consideration and presentation of transactions recorded within the statements of operations and cash flows.
•designed and implemented control activities in order to ensure that transactions related to research and development assets, property and equipment and equity transactions are appropriately identified, recorded, presented and disclosed, including (1) implementing established policies related to review of significant contracts and transactions, and (2) ensuring that significant contracts and transactions have documented accounting considerations.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2025, management completed the remediation steps for the previously-identified material weaknesses, as described above. There have been no other changes in internal control over financial reporting during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.
Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the definitive proxy statement on Schedule 14A for our 2026 annual stockholders’ meeting, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2025 (our “Proxy Statement”).

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement and Plan of Reorganization, dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Live Oak Merger Sub Inc. and Navitas Semiconductor Limited, including as domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC (“Legacy Navitas”)	8-K	001-39755	2.1	5/7/2021

2.2	Agreement and Plan of Merger, dated as of August 15, 2022, by and among Navitas Semiconductor Corporation, Gemini Acquisition LLC, GeneSiC Semiconductor Inc., Ranbir Singh and The Ranbir Singh Irrevocable Trust dated February 4, 2022	10-Q	001-39755	2.1	11/14/2022

3.1	Second Amended and Restated Certificate of Incorporation of Navitas Semiconductor Corporation	8-K	001-39755	3.1	10/25/2021

3.2*	Amended and Restated Bylaws of Navitas Semiconductor Corporation, as amended	8-K	001-39755	3.1	4/10/2025

4.1	Description of Registrant’s Securities	10-K	001-39755	4.1	3/6/2024

10.1†	Navitas Semiconductor Corporation 2021 Equity Incentive Plan	8-K/A	001-39755	10.5	11/15/2021

10.2†	Form of Restricted Stock Unit Agreement	8-K	001-39755	10.6	10/25/2021

10.3†	Form of Stock Option Agreement	8-K	001-39755	10.7	10/25/2021

10.4†	Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan	S-4/A	333-256880	10.16	8/23/2021

10.5	Registration Rights Agreement, dated December 2, 2020, among Live Oak Acquisition Corp. II, Live Oak Sponsor Partners II, LLC and certain other security holders named therein	8-K	001-39755	10.3	12/8/2020

10.6†	Form of Indemnification Agreement	8-K	001-39755	10.4	10/25/2021

10.7	Lock-Up Agreement (Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.2	5/7/2021

10.8	Lock-Up Agreement (VPs), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.3	5/7/2021

10.9	Lock-Up Agreement (Non-Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.4	5/7/2021

10.10	Sponsor Letter Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.2	12/8/2020

10.11	Amendment to Letter Agreement, dated May 6, 2021, among Live Oak Acquisition Corp. II, its officers and directors and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	5/7/2021

10.12†	Employment Agreement of Gene Sheridan, dated as of May 6, 2021	S-4/A	333-256880	10.14	8/23/2021

10.13†	Employment Agreement of Daniel Kinzer, dated as of May 6, 2021	S-4/A	333-256880	10.15	8/23/2021

10.14†	Employment Agreement of Todd Glickman, dated as of May 6, 2021	8-K	001-39755	10.2	10/25/2021

10.15	Sponsor Letter Agreement, dated October 6, 2021, among Live Oak Sponsor Partners II, LLC, Live Oak Acquisition Corp. II and Navitas Semiconductor Limited	8-K	001-39755	10.3	10/7/2021

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
10.16†	Employment Offer Letter, dated May 17, 2022, between Ron Shelton and Navitas Semiconductor Corporation	10-Q	001-39755	10.1	8/15/2022

10.17†	Registration Rights Agreement, dated August 15, 2022, among Navitas Semiconductor Corporation, Ranbir Singh and The Ranbir Singh Irrevocable Trust dated February 4, 2022	10-Q	001-39755	10.1	11/14/2022

10.18†	Employment Offer Letter, dated August 15, 2022, among Navitas Semiconductor Corporation, Navitas Semiconductor USA, Inc. and Ranbir Singh	10-K/A	001-39755	10.31	4/14/2023

10.19†	Navitas Semiconductor 2022 Employee Stock Purchase Plan	10-K	001-39755	10.23	3/6/2024

10.20†	Navitas Semiconductor Executive Severance Plan	8-K	001-39755	10.1	1/3/2024

10.21†	Employment Offer Letter, dated December 1, 2023, between Navitas Semiconductor USA, Inc. and Janet Chou	10-K	001-39755	10.25	3/6/2024

10.22†	Letter Agreement, dated January 9, 2024, among Navitas Semiconductor USA, Inc., Navitas Semiconductor Corporation and Ron Shelton	10-K	001-39755	10.26	3/6/2024

10.23†	Letter Agreement, dated July 31, 2024, among Navitas Semiconductor USA, Inc., Navitas Semiconductor Corporation and Ranbir Singh	10-Q	001-39755	10.1	8/5/2024

10.24†*	Letter Agreement, effective November 26, 2024, among Navitas Semiconductor USA, Inc., Navitas Semiconductor Corporation and Ranbir Singh	10-K	001-39755	10.24	3/19/2025

10.25†	CEO Transition Agreement, dated as of August 22, 2025, between the Company and Gene Sheridan	10-Q	001-39755	10.1	11/3/2025

10.26†	Employment Agreement, dated as of August 22, 2025, among the Company, Navitas Semiconductor USA, Inc. and Chris Allexandre	10-Q	001-39755	10.1	11/3/2025

10.27†	Agreement, dated April 23, 2025, among Navitas Semiconductor Corporation, Ranbir Singh and SiCPower, LLC	8-K	001-39755	10.1	4/23/2025

10.28	Placement Agent Agreement, dated November 6, 2025, by and among the Company and Needham & Company, LLC	8-K	001-39755	10.1	11/10/2025

10.29+	Form of Securities Purchase Agreement	8-K	001-39755	10.1	11/10/2025

10.30+	Form Registration Rights Agreement	8-K	001-39755	10.1	11/10/2025

10.31	Letter of resignation from Daniel M. Kinzer, dated April 23, 2025	10-Q	001-39755	10.1	8/4/2025

10.32	Separation and Release of Claims Agreement, dated May 1, 2025, among Navitas Semiconductor Corporation, Navitas Semiconductor Limited, Navitas Semiconductor USA, Inc. and Daniel M. Kinzer	10-Q	001-39755	10.1	8/4/2025

19.1	Insider Trading Policy	10-K	001-39755	19.1	3/6/2024

19.2	Equity Grant Policy and Procedures	10-K	001-39755	19.2	3/6/2024
21.1	List of Subsidiaries	10-K	001-39755	21.1	3/6/2024

23.1*	Consent of KPMG LLP

23.2*	Consent of Baker Tilly US, LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
97.1*	Navitas Semiconductor Dodd-Frank Clawback Policy

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________________________
†    Management contract or compensatory arrangement.
+    Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.
*    Filed herewith.
**    Furnished herewith.

Item 16. Form 10–K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Chris Allexandre
Chris Allexandre
President and Chief Executive Officer (principal executive officer)

Date:	February 27, 2026

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Todd Glickman and Matthew Sant, jointly and severally, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chris Allexandre Chris Allexandre	President and Chief Executive Officer (principal executive officer)	February 27, 2026
/s/ Todd Glickman Todd Glickman	Sr. V.P., Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 27, 2026
/s/ Richard J. Hendrix Richard J. Hendrix	Director	February 27, 2026
/s/ Cristiano Amoruso Cristiano Amoruso	Director	February 27, 2026
/s/ Brian Long Brian Long	Director	February 27, 2026
/s/ David Moxam David Moxam	Director	February 27, 2026
/s/ Dipender Saluja Dipender Saluja	Director	February 27, 2026
/s/ Ranbir Singh Ranbir Singh	Director	February 27, 2026
/s/ Gary K. Wunderlich, Jr. Gary K. Wunderlich, Jr.	Director	February 27, 2026