Form 10-K/A
period 2025-12-31
Navitas Semiconductor Corp
filed 2026-04-30
CIK 1821769

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On February 27, 2026, Navitas Semiconductor Corporation (“we,” us,” “Navitas” or the “Company”) filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

●	amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;
●	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K.

i

Part III

Item 10.Directors, Executive Officers and Corporate Governance.

Board Structure and Directors’ Terms of Office

Navitas’ business and affairs are managed under the direction of the board of directors (the “Board”) of the Company, which, as of the date hereof, consists of ten members, eight of whom have been determined by the Board to be “independent” from the Company and its management under applicable SEC regulations and Nasdaq Stock Market listing standards.

Under our Second Amended and Restated Certificate of Incorporation (our “Certificate of Incorporation”), the Board is currently divided into three classes, referred to as Class I, Class II and Class III, respectively, with members of each class serving staggered three-year terms. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of approximately one-third of our directors. The classification of the Board may have the effect of delaying or preventing changes in control of the Company.

The following table sets forth the names, ages as of the date hereof, and certain other information regarding each member of the Board. Biographical information about each director follows the table.

				Board Committees and Roles
			Current	Executive			Governance and
			Term	Steering	Audit	Compensation	Sustainability
Name	Age	Positions	Expires	Committee	Committee	Committee	Committee
Brian Long	69	Class II Director	2026
David Moxam	69	Class II Director	2026
Dipender Saluja	61	Class II Director	2026
Richard J. Hendrix	60	Chair of the Board,	2027
		Class III Director
Gregory M. Fischer†	62	Class III Director	2027
Gary K. Wunderlich, Jr.	56	Class III Director	2027
Davin D. Lee†	55	Class III Director	2027
Chris Allexandre*	51	Class I Director,	2028
		President and Chief
		Executive Officer
Ranbir Singh*	56	Class I Director	2028
Cristiano Amoruso†	46	Class I Director	2028

* Under applicable Nasdaq listing standards and SEC rules, only independent directors may serve on the audit committee, compensation committee and governance and sustainability committee. Hence, as current or previous executive officers of the Company within the past three years, Mr. Allexandre and Dr. Singh are not eligible to serve on those committees.

CHAIR	MEMBER

† Mr. Amoruso was appointed by the Board in May 2025 to fill a vacant Class I directorship created by Daniel M. Kinzer’s resignation from the Board. Each of Mr. Fischer and Mr. Lee were appointed by the Board in April 2026 to fill vacant Class III directorships. Under the Certificate of Incorporation and our Amended and Restated Bylaws, as amended (the “Bylaws”), directors who are appointed to fill newly created directorships or vacancies will hold office until the expiration of the term of the director class in question or the new director’s earlier resignation, removal or death.

Biographical Information for Directors

Brian Long. Mr. Long is a Class II member of the Board whose term of office as a director is scheduled to expire at the 2026 annual meeting of stockholders. Mr. Long has been a member of the Board since 2015. Mr. Long is a founder and has served as Managing Partner of Atlantic Bridge Capital, a venture capital firm, since 2004. Prior to that, he co-founded and from 1993 to 2003 served as Chief Executive Officer of CEVA (Parthus), a semiconductor company which went public. Mr. Long also co-founded and was chairman of GloNav Inc. (now part of NXP), from 2006 to 2008, which developed the first single-chip GPS solutions used on Samsung Galaxy mobile phones. Mr. Long is an investor and currently serves as a board member of various technology companies, including Intel Movidius since 2013, Quixey since 2012 and Hedvig Inc. since 2013. Previous investment and board seats include Maginatics, Inc. (now part of EMC), Ozmo Devices (now part of Atmel), BridgCo (now part of SMSC), Silicon Blue Technologies (now part of Lattice Semiconductor) and Osmetta Inc. (now part of Facebook). Mr. Long holds a Master’s in Electronic Engineering from Trinity College, Dublin.

We believe Mr. Long is qualified to serve on the Board based on his experience as a board member of technology companies and his investing experience.

David Moxam. Mr. Moxam is a Class II member of the Board whose term of office as a director is scheduled to expire at the 2026 annual meeting of stockholders. He has been a member of the Board since 2014. Mr. Moxam is a founder and has been the Managing Partner of Malibu IQ, LLC, a venture capital firm, since 2011. Malibu IQ was an original investor in Navitas. Mr. Moxam was a founder of Authentix, Inc., a global provider of authentication and information services to central banks and global pharmaceutical and energy companies, and served as its Chief Executive Officer from 2002 to 2012. Prior to Authentix, he was President of the Global Financial division of EDS Corp., which went public in 1996. He is the Executive Chairman and serves as a board director at AirStrip Technologies, Inc., the first FDA-accepted clinical decision support software platform for clinical care in hospitals. Mr. Moxam was a founding member of the board of directors at PeopleShores PBC, a technology services provider and impact sourcing partner for socially conscious corporations, since 2017. Mr. Moxam has received various recognitions, including the Queen’s Award for Enterprise in the U.K., and he was an Ernst & Young Entrepreneur of the Year for Technology in the U.S. Mr. Moxam holds graduate diplomas in Physics and Business Administration from Laurentian University in Canada and has participated in corporate executive programs with INSEAD, an international business school in France.

We believe Mr. Moxam is qualified to serve based on his experience as a member of the Navitas Board and his executive and board level experience at disruptive technology companies.

Dipender Saluja. Mr. Saluja is a Class II member of the Board whose term of office as a director is scheduled to expire at the 2026 annual meeting of stockholders. He has been a member of the Board since 2015. Mr. Saluja has served as Managing Director of Capricorn Investment Group, an investment firm, since 2006. Prior to Capricorn Investment Group, he served in various operating roles at Cadence Design Systems, an electronic design company, from 1990 to 2006. Mr. Saluja currently serves on the boards of QuantumScape (NYSE: QS), Joby Aviation, Inc. (NYSE: JOBY) and several private companies. Mr. Saluja also currently serves as a Commissioner of the Global Commission to End Energy Poverty (GCEEP), on the leadership council of Cyclotron Road, on the Investment Advisory Committee of the PRIME Coalition, on the Investment Council of CalStart, and on the Advisory board of the Institute On The Environment.

We believe Mr. Saluja is qualified to serve on the Board because of his extensive operational, management, strategy, investment and directorship experience, particularly in the areas of technology, electronics, semiconductors, transportation, renewable energy and cleantech.

Richard J. Hendrix. Mr. Hendrix is a Class III member of the Board whose term of office as a director is scheduled to expire at the 2027 annual meeting of stockholders. Mr. Hendrix has been a member of the Board since October 2021. He has served as chair of the Board since April 2025 pursuant to the previously disclosed agreement of that date between the Company, on the one hand, and Ranbir Singh and SiCPower, LLC, on the other hand. Mr. Hendrix served as chief executive officer and a member of the board of directors of the Company’s predecessor entity (then named Live Oak Acquisition Corp. II) from August 2020 to the closing of our business combination and related transactions in October 2021 (collectively, the “Business Combination”) pursuant to which the legacy Navitas Semiconductor business, founded in 2014, and Live Oak Acquisition Corp. II (“Live Oak”), a special-purpose acquisition company formed in 2020, merged to become Navitas. Mr. Hendrix has been an operating executive for Crestview Advisors, a middle market focused private equity firm, since 2017. From January 2020 to December 2020, Mr. Hendrix served as an officer and director of Live Oak Acquisition Corp., a blank check company that consummated a business combination with Meredian Holdings Group, Inc., which was renamed Danimer Scientific, Inc. From January 2021 to March 2023, Mr. Hendrix was chief executive officer and a member of the board of directors of Live Oak Mobility Acquisition Corp., a blank check company that redeemed all of its outstanding public shares in March 2023. From February 2021 to November 2023, Mr. Hendrix was chief executive officer and a director of Live Oak Crestview Climate Acquisition Corp., a blank check company which redeemed its shares in 2023. Mr. Hendrix previously was an executive at FBR & Co., a capital markets firm, in a variety of roles from 1999 to 2008 and as chief executive officer from 2009 to FBR’s sale in 2017, including serving as chairman from 2012 to 2017. Prior to FBR, Mr. Hendrix was a Managing Director in PNC Capital Markets’ investment banking group and headed PNC’s asset-backed securities business. Mr. Hendrix received his B.S. in Finance from Miami University.

We believe Mr. Hendrix is qualified to serve on the Board due to his extensive finance, investment and advisory background.

Gregory M. Fischer. Mr. Fischer was appointed to a newly created Class III directorship in April 2026. Under the Certificate of Incorporation and Bylaws, directors who are appointed to fill newly created directorships hold office until the expiration of the director class to which they are appointed or the director’s earlier resignation or removal. Mr. Fischer’s term will expire and he will stand for re-election at the 2027 annual meeting of stockholders. Mr. Fischer currently serves as an independent director of Semtech Corporation (NASDAQ: SMTC) and is a member of the compensation, nomination and governance, and strategy and technology committees. Mr. Fischer most recently served as Senior Vice President and General Manager at Broadcom Inc., a public company and an American designer, developer, manufacturer, and global supplier of a wide range of semiconductor and infrastructure software products, from 2014 to May 2021, and as Vice President and General Manager of the Carrier Access Business from 2004 to 2014. Previously, Mr. Fischer served as Vice President and General Manager of the Video Products Business Unit at Conexant Systems, Inc., an American-based software developer and fabless semiconductor company, from 2002 to 2004, and as Director of Product Marketing and Business Development, from 1997 to 2002. Earlier in his career, he served as Manager of Corporate Business Development at Rockwell International Corporation (n/k/a Rockwell Automation, Inc.), a major American manufacturing conglomerate involved in aircraft, the space industry, defense and commercial electronics, components in the automotive industry, printing presses, avionics and industrial products, from 1994 to 1997, and served in several design engineering and program management positions at Rockwell Collins Avionics Co. (before being purchased by Raytheon Technologies Corporation), an avionics technology company, from 1985 to 1994. Mr. Fischer has served as an independent advisor to Gerson Lehrman Group, Inc., a professional services firm, since December 2021, and AlphaSights Ltd., an information services company

We believe Mr. Fischer is qualified to serve on the Board due to his extensive executive management and semiconductor industry leadership experience.

Gary K. Wunderlich, Jr. Mr. Wunderlich is a Class III member of the Board whose term of office as a director is scheduled to expire at the 2027 annual meeting of stockholders. Since December 2023, Mr. Wunderlich has been President and CEO of PNFP Capital Markets, Inc. a wholly owned subsidiary of Pinnacle Financial Partners Inc (NASDAQ: PNFP). Mr. Wunderlich served as an officer of Live Oak Acquisition Corp. II from August 2020 to the consummation of the Business Combination (as defined below) on October 19, 2021. Since February 2022 Mr. Wunderlich has served as a Director of Valuence Merger Corp. I (NASDAQ: VMCA), a blank check company focused on combining with a merger target based in Asia (excluding China, Hong Kong and Macau). From February 2021 to November 2023, Mr. Wunderlich was President, Chief Financial Officer, Secretary and a member of the board of directors of Live Oak Crestview Climate Acquisition Corp., a blank check company which redeemed its shares in 2023. From January 2020 to December 2020, Mr. Wunderlich served as an officer of Live Oak Acquisition Corp., a blank check company that consummated a business combination with Meredian Holdings Group, Inc., which was renamed Danimer Scientific, Inc. Mr. Wunderlich is co-founder and managing partner of Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across a wide range of industries. Prior to co-founding Live Oak in 2019, Mr. Wunderlich was the founder and Chief Executive Officer of Wunderlich Securities, Inc., a full-service investment banking and brokerage firm, from 1996 until its merger in 2017 with B. Riley Financial, Inc. From 2016 to 2018 Mr. Wunderlich was a member of the Securities Industry and Financial Markets Association’s National Board of Directors. He was also a founding board member of the American Securities Association from its inception in 2016 until 2018. Mr. Wunderlich also served in various capacities with the Financial Industry Regulatory Authority including serving on the National Advisory Board, serving on the District 5 Committee as both a Member and Chairman, and serving as a Member of the National Membership Committee. Mr. Wunderlich received a B.A. in Economics from the University of Virginia and an M.B.A. from the University of Memphis.

We believe Mr. Wunderlich is qualified to serve on the Board due to his extensive investment and securities background.

Davin D. Lee. Mr. Lee was appointed to a newly created Class III directorship in April 2026. Under the Certificate of Incorporation and Bylaws, directors who are appointed to fill newly created directorships hold office until the expiration of the director class to which they are appointed or the director’s earlier resignation or removal. Mr. Lee’s term will expire and he will stand for re-election at the 2027 annual meeting of stockholders. He currently serves as Senior Vice President and General Manager of Analog & Connectivity and Embedded Processing at Renesas Electronics Corporation (“Renesas”), an embedded semiconductor solution provider, a role he has held since January 2025. Prior to that, Mr. Lee served as Senior Vice President and General Manager of Analog & Connectivity at Renesas, a role he assumed in January 2024. Previously, he was Vice President and General Manager of the Advanced Analog Division at Renesas, appointed in August 2021, after joinin Renesas in August 2021 through the acquisition of Dialog Semiconductor PLC, where he was the Senior Vice President of the Advanced Mixed-Signal Business. Mr. Lee has also held executive-level management positions at numerous semiconductor companies including Scintera Networks, Intersil, Xicor, Altera and National Semiconductor. Mr. Lee holds a BSEE degree from the University of Texas at Austin and an MBA degree from Kellogg School of Management at Northwestern University.

We believe Mr. Lee is a qualified Board member based on his extensive background in the semiconductor industry and his executive leadership experience.

Chris Allexandre. Mr. Allexandre joined Navitas as President, Chief Executive Officer and Board member in September 2025. Mr. Allexandre is a seasoned semiconductor executive with over two decades of global leadership experience across Sales, Marketing, Operations, and Business Unit management. He has held senior executive roles at leading semiconductor companies including Texas Instruments, Fairchild (ON Semiconductor), NXP, IDT, and Renesas Electronics. Before joining Navitas, Mr. Allexandre served as Senior Vice President and General Manager of Power Division at Renesas, overseeing the company’s power management and discrete product lines ($2.5 billion in revenue). Prior to that, he was Chief Sales & Marketing Officer, leading Renesas’ global sales and marketing transformation. His earlier roles include SVP & Chief Sales, Marketing and business operations at IDT, NXP and Fairchild. He began his career at Texas Instruments, rising to VP of EMEA Regional Sales & Applications. Mr. Allexandre has worked across France, Germany, China, and the U.S., and has led global teams serving markets such as automotive, industrial, telecom, mobile, and cloud infrastructures. He has extensive experience in analog and power technologies. Known for driving strategic pivots and operational transformation, he brings a strong track record of financial performance and market expansion. He holds a Master of Science in Electrical Engineering from ISEN (Institut Supérieur de l’Électronique et du Numérique) in France and has been based in the Bay Area since 2013. He holds France and United States dual citizenship.

We believe Mr. Allexandre is qualified to serve on the Board due to his extensive executive management and power management and semiconductor industry leadership experience as well as his deep knowledge of Navitas’ technology and business operations.

Ranbir Singh. Dr. Singh was elected to a Class I directorship in November 2024 and was re-elected at the 2025 annual meeting of stockholders. Dr. Singh as previously a member of Navitas’ senior management team following the Company’s acquisition of GeneSiC Semiconductor Inc. (“GeneSiC”) on August 15, 2022, including as Executive Vice President, GeneSiC Business, until July 31, 2024. Dr. Singh was previously President and CEO of GeneSiC, which he founded in 2004. Prior to that he conducted research on silicon carbide (“SiC”) power devices, first at Cree Inc. (now Wolfspeed, Inc.) and then at the National Institutes of Standards and Testing (NIST). Dr. Singh has published on a wide range of SiC and power technology subjects, including PiN, JBS and Schottky diodes, MOSFETs, IGBTs, Thyristors and field-controlled thyristors. He received Ph.D. and M.S. degrees in Electrical and Computer Engineering from North Carolina State University and a B. Tech. degree from the Indian Institute of Technology, Delhi.

We believe Dr. Singh is qualified to serve on the Board due to his leadership experience as founder and president of GeneSiC as well as his deep knowledge of silicon carbide technology and markets generally and GeneSiC’s technology and business specifically.

Cristiano Amoruso. Mr. Amoruso was appointed as a Class I director in May 2025. Mr. Amoruso is a member of the audit committee and governance and sustainability committee. He is Managing Member and Portfolio Manager of Byreforge Management L.P., a New York- and London-based investment firm that seeks to drive long-term value at publicly listed companies by partnering with management and boards on a combination of operational and strategic improvements. Between 2023 and January 2025, Mr. Amoruso served as Chief Executive Officer of Suniva, Inc., the largest private U.S.-based manufacturer of solar photovoltaic semiconductors, where he architected and led its successful operational turnaround. Mr. Amoruso also served as director of Suniva from 2019 to January 2025. Mr. Amoruso also currently serves as a director of Magnachip Semiconductor Corporation (NYSE: MX) since January 2026. From 2015 to January 2025, Mr. Amoruso held senior investment roles at Lion Point Capital, L.P. and Starboard Value L.P. Mr. Amoruso holds an M.B.A. from Columbia Business School, and a Laurea (Bachelor’s Degree) from the University of Bari (Italy).

We believe Mr. Amoruso is qualified to serve on the Board due to his extensive investment and advisory background, including in connection with products and technologies directly related to the Company’s businesses.

Code of Business Conduct and Ethics

The Board has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our president and chief executive officer, chief financial officer, and other executive and senior officers. The full text of our code of business conduct and ethics is posted on the investor relations page of our website, at https://ir.navitassemi.com/corporate-governance/documents-charters. This reference to our website does not include or incorporate by reference the information on that website herein. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our website or in public filings to the extent required by applicable regulations or other requirements.

Insider Trading Policy

We have adopted an insider trading policy designed to promote compliance with insider trading laws, rules and regulations, and listing standards that apply to us. Among other provisions, the policy:

●	prohibits trading by any Navitas director, officer or employee or their family members, while in possession of material nonpublic information;
●	prohibits trading during scheduled “trading blackout” periods that generally begin on or around the 15th day of the last month of each calendar quarter and end one trading day after that quarter’s financial results have been announced by the Company (except for trades under duly established 10b5-1 trading plans and certain “sell-to-cover” transactions solely to the extent necessary to satisfy minimum withholding tax requirements);
●	encourages and facilitates directors, officers, and employees to utilize trading plans intended to satisfy the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934; and
●	require executive officers and other key employees generally having access to nonpublic information to obtain authorization from the Company compliance officer before executing trades in Company securities, at any time.

Audit Committee

The members of our audit committee are Gary K. Wunderlich, Jr. (chair), Cristiano Amoruso, Richard J. Hendrix and David Moxam. The Board has determined that each committee member satisfies the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and Nasdaq. The Board has also determined that Mr. Wunderlich is an “audit committee financial expert,” as that term is defined in SEC rules, among other reasons because of his extensive investment and securities background as described above under “Biographical Information for Directors—Gary K. Wunderlich, Jr.”

Our audit committee oversees our corporate accounting and financial reporting process and assists the Board in monitoring our financial systems and our legal compliance. Our audit committee responsibilities also include, among other things:

●	selecting and hiring the independent registered public accounting firm to audit our financial statements;
●	overseeing the performance of the independent registered public accounting firm and taking those actions as it deems necessary to satisfy itself that the accountants are independent of management;
●	reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews, and the reports and certifications regarding internal control over financial reporting and disclosure controls;
●	reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;
●	overseeing our policies on risk assessment and risk management;
●	reviewing related party transactions; and
●	approving or, as required, pre-approving, all audit and all permissible non-audit services and fees to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter approved by the Board and that satisfies the applicable rules and regulations of the SEC and Nasdaq listing standards. A current copy of the charter is available on our website at https://ir.navitassemi.com/corporate-governance/documents-charters. This reference to our website does not include or incorporate by reference the information on that website herein.

Procedures by which Stockholders May Nominate Directors

There have been no recent changes to the procedures by which stockholders may recommend nominees to our Board.

Executive Officers

The following table sets forth the name, age, and position of each of our current executive officers as of the date hereof. Executive officers are appointed by and serve at the discretion of the Board, subject to the terms and conditions of their respective employment agreements and applicable Company policies.

Executive Officer	Age	Position
Chris Allexandre	51	President and Chief Executive Officer, Class I Director
Tonya Stevens	54	Senior Vice President, Chief Financial Officer and Treasurer

For biographical information about Mr. Allexandre, see “Biographical Information for Directors,” above.

Tonya Stevens. Tonya Stevens joined Navitas as Senior Vice President, Chief Financial Officer and Treasurer in March 2026, bringing more than three decades of global finance and accounting leadership experience across the semiconductor, technology, and manufacturing sectors. In her role, Ms. Stevens oversees Navitas’ financial strategy, investor relations, treasury, and the global finance organization. Ms. Stevens joined Navitas from Lattice Semiconductor, where she served as Chief Accounting Officer and previously as Interim Chief Financial Officer. In these roles, she managed comprehensive financial operations, including SEC reporting, global accounting, tax, treasury, forecasting, internal controls and investor relations. Prior to Lattice, she held senior finance leadership positions at Intel Corporation, Acumed, American Veterans Security and PricewaterhouseCoopers. Ms. Stevens has led global finance and accounting teams, with a specialization in the high-technology semiconductor industry for the majority of her career. She has led significant finance and accounting transformations that drive operating and strategic efficiency through automation, geo-optimized strategies, and uncompromising business-first finance support. Ms. Stevens holds a B.S. in Accounting, magna cum laude, from the University of Oregon and is a Certified Public Accountant.

Delinquent Section 16(a) Reports

The Company’s directors and executive officers and the beneficial owners of more than ten percent (10%) of our Class A common stock , par value of $0.0001 per share (our “Class A common stock”), are required to file under the Exchange Act reports of ownership and changes of ownership with the SEC.

Based solely on a review of copies of Section 16 filings filed electronically with the SEC and, as applicable, information provided to the Company by individual directors and executive officers and the beneficial owners of more than ten percent (10%) of our Class A common stock, the Company believes that, during fiscal year 2025, all filing requirements applicable to directors and executive officers have been complied with in a timely manner, with the exception of the following: Cristiano Amoruso, director, who filed a Form 3 on May 27, 2025, reporting his appointment as a director; Ranbir Singh, director, who filed a Form 4 on May 9, 2025, reporting two transactions; Richard J. Hendrix, director, who filed Forms 4 on each of June 5, 2025, and June 11, 2025, reporting four and two transactions, respectively; Todd Glickman, former Senior Vice President, Chief Financial Officer and Treasurer, who filed a Form 4 on July 3, 2025, reporting one transaction.

Item 11.Executive Compensation.

Compensation Policies and Practices

We adhere to the following policies and practices to help ensure that our overall executive compensation program reflects sound practices and drives performance on key financial measures.

What We Do		What We Don’t Do
☑	Independent Compensation Committee. Our compensation committee is comprised solely of directors determined to be independent under applicable SEC and Nasdaq rules.	☒	No Hedging. We prohibit employees, including our executive officers, from engaging in transactions or arrangements that are intended to increase in value based on a decrease in value of Company stock.
☑	Independent Compensation Advisor. Our compensation committee has engaged an independent compensation consultant to provide the committee with independent guidance and analysis.	☒	No Repricing. The Equity Plan prohibits repricing of out-of-the-money options or stock appreciation rights to a lower exercise or strike price without approval of our stockholders.
☑	Annual Review. Our compensation committee annually reviews executive compensation against industry benchmarks and survey data, analyzed by the independent compensation advisor.	☒	No Excessive Perquisites. We do not generally provide perquisites to executives other than benefits with broad-based employee participation that are standard in our industry.
☑	Pay-for-Performance Approach. A majority of our executive officers’ total compensation is subject to annual as well as long-term performance conditions.	☒	No Defined Benefit Plan or SERP. We do not provide a defined benefit plan or Supplemental Executive Retirement Plan (SERP).
☑

Clawback Policy. The Board has implemented a clawback policy to recoup any elements of incentive compensation in the event of a financial restatement involving performance measures upon which compensation was paid.

		☒	No Change-of-Control Gross-Ups. We do not provide excise tax gross-ups related to a change of control of the Company.

Summary Compensation Table for the Year Ended December 31, 2025

The following table sets forth information concerning the compensation earned for the years indicated by (i) each person who served as chief executive officer of the Company during 2025, (ii) the most highly compensated executive officer in 2025 other than the chief executive officer, who were serving as executive officer at the end of 2025 (our “named executive officers” or “NEOs”), and (iii) one person for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of 2025.

					Stock	All Other
	Fiscal	Salary	Bonus		Awards	Compensation	Total
Name and principal position	Year	($)	($)		($)(1)	($)(2)	($)
Chris Allexandre(3)	2025	173,333	—		4,823,438	—	4,996,771
President and Chief Executive
Officer
Todd Glickman(4)	2025	315,834	—		1,598,955	2,263	1,917,052
Former Sr. V.P., Chief Financial	2024	316,949	—		325,998	12,840	655,787
Officer and Treasurer
Gene Sheridan(5)	2025	387,744	—		170,535	803,873	1,362,152
Former President and Chief	2024	565,125	—		—	13,962	579,087
Executive Officer
Daniel M. Kinzer(6)	2025	161,616	30,858	(7)	—	265,000	457,747
Former Chief Operating Officer and	2024	462,375	—		—	13,905	476,280
Chief Technology Officer
(1)	Amounts in this column reflect the grant date fair value of awards of restricted share units (“RSUs”) of our Class A common stock granted during 2025 and 2024 computed in accordance with Financial Accounting Standards Board ASC Topic 718. The assumptions on which this valuation is based are set forth in Note 10 to the audited financial statements included in the 2025 Annual Report.
(2)	Amounts for 2025 for each of Mr. Glickman and Mr. Sheridan reflect matching contributions to the Company’s management deferred compensation plan, matching contributions to the Company’s 401(k) Plan and premiums for officer’s life insurance. The amount for Mr. Sheridan also reflects $800,000 received in severance and in connection with consulting services provided to the Company during 2025. The amount for Mr. Kinzer reflects severance payments received during 2025.
(3)	Mr. Allexandre commenced service as our President, Chief Executive Officer, and a director in August 2025.
(4)	Mr. Glickman and the Company announced their mutual decision regarding his departure as Senior Vice President, Chief Financial Officer and Treasurer of the Company in order for Mr. Glickman to pursue new opportunities in February 2026. See Part III, Item 13. “Certain Relationships and Related Person Transactions—CFO Transition Arrangements with Todd Glickman” below for a discussion of the compensation arrangements in connection with his resignation.
(5)	Mr. Sheridan resigned from his positions as President, Chief Executive Officer, and a director of the Company effective in August 2025. See Part III, Item 13. “Certain Relationships and Related Person Transactions—CEO Transition Agreement with Mr. Sheridan” below for a discussion of the compensation arrangements in connection with his resignation.
(6)	Mr. Kinzer resigned from his positions as Chief Operating Officer, Chief Technology, and a director of the Company effective in May 2025. See Part III, Item 13. “Certain Relationships and Related Person Transactions—Resignation Agreement with Mr. Kinzer” below for a discussion of the compensation arrangements in connection with his resignation.
(7)	Reflects a pro rata annual bonus for the portion of the calendar year during which Mr. Kinzer was employed by the Company.

Compensation Arrangements with Named Executive Officers

Mr. Allexandre

Mr. Allexandre has entered into at-will employment agreement which set forth the general terms of employment, including salary, equity incentive compensation and other employee benefits provided to senior executives of the Company. Mr. Allexandre entered into an employment agreement dated. The agreement provides for an annual base salary of $520,000 for Mr. Allexandre, subject to annual review by the compensation committee. In addition, Mr. Allexandre is eligible to receive an annual target bonus opportunity of immediately-vesting RSUs, which, for 2025, is equal to the greater of (i) 120% of the aggregate amount of gross base salary (before deductions for taxes or benefits) actually paid to Mr. Allexandre during 2025, and (ii) the amount determined based on actual performance against predetermined corporate financial goals and individual performance goals to be determined in good faith by the compensation committee and Board. In connection with his start date with the Company, Mr. Allexandre received a one-time award of 800,000 time-based RSUs, which vest in equal installments on each of the second, third and fourth anniversaries of the 20th day of the last completed calendar month preceding his start date with the Company. The employment agreement further contemplates an award of performance stock units (“PSUs”) in connection with Mr. Allexandre’s compensation for 2026, with an aggregate value on the grant date equal to $2,500,000, which will vest based on the achievement of pre-established cumulative revenue goals over a three-year performance period from 2026 to 2028, inclusive, as determined by the compensation committee and the Board. Beginning with fiscal year 2027, and for each fiscal year thereafter during your employment, Mr. Allexandre will be eligible to receive annual awards (made to each individual in the sole discretion of the compensation committee and the Board based on market data and other factors that are subject to change) currently expected to have an aggregate value on the grant date equal to $2,500,000, comprised 50% of time-based RSUs and 50% of performance-based PSUs. Under the employment agreement, Mr. Allexandre is entitled to benefits under the Navitas Semiconductor Executive Severance Plan, as further described below.

In connection with Mr. Allexandre’s compensation for 2025, following the execution of Mr. Allexandre’s employment agreement, the Board augmented his stock-based compensation to consist of time-vesting RSUs and stock options but no PSUs. The Board made this decision based on Mr. Allexandre’s significant efforts to date in driving the Company’s “Navitas 2.0” pivot, the Company’s stock price performance, relevant market data for other Chief Executive Officers, and the objective to further align the interests of Mr. Allexandre with the Company’s stockholders.

Former Executive Officers

Before the Business Combination (as defined below), Navitas had entered into at-will employment agreements with each of its executive officers at the time, which set forth the general terms of employment, including salary, equity incentive compensation and other employee benefits provided to senior executives of the company. In connection with the Business Combination, each of Mr. Sheridan, Mr. Kinzer and Mr. Glickman entered into employment agreements with the Company, dated as of May 6, 2021 and which became effective upon consummation of the Business Combination on October 19, 2021. The agreements provided for a minimum annual base salary of $375,000 for Mr. Sheridan, $350,000 for Mr. Kinzer and $275,000 for Mr. Glickman. Each agreement provided that, in the event the employment of the executive was terminated by Navitas without cause, or by the executive for good reason (as cause and good reason were defined in the agreements), the executive would be entitled to severance equal to 12 months’ base salary and continued health care benefits for 12 months. The executives were also entitled to benefits under the Navitas Semiconductor Executive Severance Plan, as further described below. Any benefits provided under the executive severance plan would be in lieu of, and not in addition to, benefits provided under their employment agreements.

Post-Employment Arrangements with Todd Glickman

See Part III, Item 13. “Certain Relationships and Related Person Transactions—CFO Transition Arrangements with Todd Glickman” below for a discussion of the compensation arrangements between the Company and Mr. Glickman in connection with the mutual decision between the Company and Mr. Glickman regarding his departure as our Senior Vice President, Chief Financial Officer and Treasurer of the Company, during 2026.

Post-Employment Arrangements with Gene Sheridan

See Part III, Item 13. “Certain Relationships and Related Person Transactions—CEO Transition Agreement with Mr. Sheridan” below for a discussion of the compensation arrangements between the Company and Mr. Sheridan in connection with his resignation as our President and Chief Executive Officer, and as a director of the Company, during 2025.

Post-Employment Arrangements with Daniel M. Kinzer

See Part III, Item 13. “Certain Relationships and Related Person Transactions—Resignation Agreement with Mr. Kinzer” below for a discussion of the compensation arrangements between the Company and Mr. Kinzer in connection with his resignation from his position as Chief Technology Officer and Chief Operating Officer, and as a director of the Company, during 2025.

Annual Incentive Bonus

During 2025, executive officers were eligible to receive an annual bonus based on Navitas’ achievement of corporate and individual performance goals approved by the Board in the first quarter of the applicable year. An executive’s bonus opportunity is stated as a percentage of the executive’s annual base salary, assuming the achievement of a “target” level of performance. Actual bonus amounts may range from 0% to 150% of the target amount, depending on the extent to which the goals are achieved or exceeded. Annual bonuses may be paid in cash or immediately vested RSUs following approval by the compensation committee and, in the case of bonuses paid to the CEO, the Board.

For 2025, the compensation committee and Board established corporate financial performance goals based on revenues, gross margins and cash utilization. Because Mr. Allexandre joined the Company in September 2025, his employment agreement provided for a 2025 bonus payment equal to the target bonus amount, pro-rated for the amount of time Mr. Allexandre was employed by the Company. See “Compensation Arrangements with Named Executive Officers—Mr. Allexandre” above. The following table sets forth annual bonus levels for our named executive officers for bonuses earned with respect to 2025 and paid in March 2026 in the form of vested restricted stock units.

	Bonus	Maximum
	opportunity as	bonus	Bonus awarded for 2025
	% of base	opportunity as
	salary at target	% of base	As % of target	As % of
	performance	salary	opportunity	base salary
Chris Allexandre(1)	100%	150%	100%	38.9%
Todd Glickman(2)	75%	112.5%	0%	0%
(1)	The amount of Mr. Allexandre’s bonus award of immediately vesting RSUs was pro-rated for the amount of time Mr. Allexandre was employed by the Company during 2025.
(2)	As described above, Mr. Glickman and the Company announced their mutual decision regarding his departure as Senior Vice President, Chief Financial Officer and Treasurer of the Company in order for Mr. Glickman to pursue new opportunities in February 2026, and as such, the compensation committee did not make a determination with respect to his award.

Executive Severance Plan

On December 27, 2023, upon the recommendation of its compensation committee and considering the advice of the Company’s independent compensation consultant, the Board approved and adopted the Navitas Semiconductor Executive Severance Plan (the “Severance Plan”) for employees at the level of senior vice president or above, including the Company’s named executive officers, and certain other key employees designated by the Board. The purpose of the plan is to attract and retain qualified executives to assure the present and future continuity, objectivity and dedication of senior management, including in connection with a change in control of the Company.

The Severance Plan provides for the payment of severance and other benefits to eligible employees in the event of a termination of their employment by the Company without cause or by the executive for good reason, as those terms are defined in the Severance Plan (each, a “Qualifying Termination”). In the event of a Qualifying Termination and subject to the executive’s execution of a general release of liability in favor of the Company, the Severance Plan provides the following payments and benefits to covered executives:

●	continued payment of base salary following termination for one year in the case of the chief executive officer or six months the case of other covered executives (including the other named executive officers);
●	upon attainment of the performance criteria with respect to the annual incentive bonus for the year in which the termination occurs, a pro-rated bonus based on the portion of the year in which the executive was employed before termination, payable over the same period as continued salary payments or thereafter, as applicable; and
●	payment of health insurance premiums and continued coverage under the Company’s health insurance plans for one year following termination in the case of the chief executive officer or six months in the case of other covered executives (including the other named executive officers).

In the event of a Qualifying Termination during the three-month period before or the 12-month period following a change in control, as defined in the Severance Plan, and subject to the applicable executive’s execution of a general release of liability in favor of the Company, the Severance Plan provides the following payments and benefits to covered executives:

●	a lump-sum payment equal to the executive officer’s base salary for two years in the case of the chief executive officer or 18 months in the case of other covered executives (including the other named executive officers);
●	a lump-sum payment equal to two times the executive officer’s target annual bonus opportunity in the case of the chief executive officer, or 1.5 times the target annual bonus opportunity in the case of other covered executives (including the other named executive officers);
●	pro-rated payment of the executive’s annual incentive bonus for the year in which the termination occurs, based on target performance and the portion of the year in which the executive was employed before termination;
●	acceleration of vesting of time-based equity awards under the Company’s equity incentive plan and, upon achievement of applicable performance goals, acceleration of vesting of performance-based equity awards (other than LTIP option awards) based on actual performance; and
●	payment of health care insurance premiums and continued coverage under the Company’s health insurance plans for two years following termination in the case of the chief executive officer or one year in the case of other covered executives (including the other named executive officers).

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

To the extent any covered executive is entitled to more favorable severance benefits under an employment agreement with the Company, similar benefits would not be payable under the Severance Plan, and any benefits payable under the Severance Plan will be in lieu of severance benefits under any such agreement.

Outstanding Equity Awards at Fiscal Year End for the Year Ended December 31, 2025

The following table provides information on all outstanding option and stock awards held by our named executive officers as of December 31, 2025.

		Option Awards				Stock awards
Equity
incentive plan
awards:
		Number of	Number of
		securities	securities	Option		Number of		Market value of
		underlying	underlying	exercise		shares or units		shares or units
		unexercised	unexercised	price	Option	of stock that		of stock that
		options (#)	unearned	per share	expiration	have not vested		have not vested
Name	Grant date	exercisable	options	($)	date	(#)(1)		($)(2)
Chris Allexandre	9/3/2025	—	—	—	—	800,000	(3)	5,712,000
Todd Glickman(7)	4/23/2025	—	—	—	—	634,584	(4)	4,530,930
	2/1/2024	—	—	—	—	37,500	(5)	267,750
	4/25/2022	—	—	—	—	20,136	(6)	143,771
Gene Sheridan(8)	—	—	—	—	—	—		—
Daniel M. Kinzer(8)	—	—	—	—	—	—		—
(1)	Amounts in this column consists of unvested RSUs. Upon vesting, these RSUs will convert to an equal number of shares of our Class A common stock.
(2)	Represents the value of all unvested RSUs as of December 31, 2025. The value is computed by multiplying all unvested RSUs by $7.14, the closing price of our Class A common stock on December 31, 2025.
(3)	Reflects RSUs scheduled to vest in increments of one-third on each of August 20, 2027, 2028 and 2029.
(4)	Reflects RSUs scheduled to vest in increments of one-third on each of March 13, 2026, September 20, 2027, and September 20, 2028.
(5)	Reflects RSUs scheduled to vest in increments of one-third on each of January 20, 2026, January 20, 2027, and January 20, 2028.
(6)	Reflects RSUs scheduled to vest in January 20, 2026.
(7)	As previously disclosed, in February 2026, Mr. Glickman and the Company announced their mutual decision regarding Mr. Glickman’s departure.
(8)	As previously disclosed, each of Mr. Sheridan and Mr. Kinzer resigned from their positions with the Company during 2025. As a result of such resignations, their LTIP awards terminated in accordance with their terms.

Long-Term Incentive Performance Awards to Executive Officers

Background. Following the completion of the Business Combination and launch of Navitas as a public company in October 2021, the compensation committee, in consultation with the Company’s compensation consultant and the Board, determined that performance goals for Navitas’ key leaders—including Gene Sheridan, our founding Chief Executive Officer, and Dan Kinzer, our founding Chief Technology Officer and Chief Operating Officer—should focus on financial metrics that directly impact shareholder return over the long term. At the same time, the committee was mindful of the need to design an incentive program for the Company’s co-founders that would serve to retain the executives while also rewarding continued business success in the near and medium term. Based on these considerations, the committee determined that a long-term incentive focused on ambitious revenue growth tied to stock price and profitability gains would serve the Company’s and stockholders’ interests during the expected key growth years ahead. On this basis, the compensation committee and the Board approved an award of LTIP awards to Mr. Sheridan and Mr. Kinzer on December 29, 2021.

As these awards are designed to be the exclusive long-term equity incentive component of each executive’s compensation, the executives are not eligible to receive additional annual equity incentive awards until after the conclusion of the seven-year performance period ending December 31, 2028.

Award Design. Each LTIP award is structured as a grant of non-qualified stock options under the Equity Plan to purchase up to 3,250,000 shares of our Class A common stock at an exercise price per share equal to the higher of $10.00 or the fair market value of our Class A common stock on the grant date. Accordingly, the exercise price of the LTIP options is $15.51 per share. Each executive’s award is divided into 10 tranches of 325,000 options, with each tranche having a corresponding share price target, revenue target and, for tranches 4-10 only, a target for adjusted EBITDA. Each target value is greater than the respective value in the preceding tranche. The targets for all executives are the same. The share price and performance targets are designed to provide financial rewards to the executives conditioned upon Navitas’ achievement of financial performance milestones which, if realized, would be expected to result in substantial increases in shareholder value over the long-term performance period of these awards. For example, for the executives to receive all targeted incentives would require achievement of a share price of at least $60 and at least $640 million in revenue, or $162 million in adjusted EBITDA, over a four-quarter measurement period (as described below). Such achievements would be expected to result in intrinsic option value roughly equal to 2.5% (for each executive) of the overall increase in shareholder value, based on the Company’s approximate capitalization at the time of the awards. The LTIP award goals are ambitious and were based on assumptions subject to known and unknown risks, uncertainties and other important factors at the time of grant. Those risks and uncertainties may cause our actual results, performance or achievements to be materially different from those reflected in the goals. Because of this, LTIP goals should not be understood as predictions or forecasts of future performance or events.

Under the LTIP award design, the share price and financial performance targets can be achieved during any of the rolling, four-consecutive-quarter periods (each a “measurement period”) occurring over the seven-year performance period from the start of 2022 to the end of 2028, inclusively. Options in a given tranche become eligible to vest in full only if, during a single measurement period, that tranche’s share price target is achieved and either the revenue target or, in the case of tranches 4-10, the adjusted EBITDA target for the same tranche is achieved. If all targets for more than one tranche are achieved in the same measurement period, then all options in all such tranches would become eligible to vest, subject to the service-based and other conditions of the award. For a specified share price target to be achieved, the volume-weighted average price per share of our Class A common stock over any 60 consecutive trading days during the applicable measurement period must equal or exceed the specified price. For the financial performance targets to be achieved, they must be validated by the audit committee and certified by the compensation committee of the Board as part of their review of Navitas’ financial performance following the completion of the applicable measurement period. Furthermore, vesting will not occur until financial statements for the applicable measurement period, reflecting all components of the achieved financial targets, have been filed by Navitas with the SEC. Lastly, as part of the awards’ purpose as a retention incentive, in no event will options in tranches 1 through 5 vest until the third anniversary of the applicable grant date (December 29, 2024), and in no event will options in tranches 6 through 10 vest until the fourth anniversary of the applicable grant date (December 29, 2025).

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

Restrictions on Short Sales or Speculative Transactions

Our executive officers are subject to restrictions on short sales and speculative transactions that apply to all directors, officers and employees. For information about such restrictions, see Part III, Item 10. “Board and Corporate Governance—Restrictions on Hedging, Short Sales and Speculative Transactions,” above.

Clawback Policy

The Board adopted the Navitas Semiconductor Dodd-Frank Clawback Policy (the “Clawback Policy”) as of November 2, 2023, which applies to incentive-based compensation received by an “Executive Officer” of the Company as defined in Rule 10D-1 (each an “Affected Officer”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (i) while the Company has a class of securities listed on a national securities exchange and (ii) on or after December 1, 2023. The Clawback Policy, which is administered by the compensation committee. Under the Clawback Policy, if the Company is required to prepare an accounting restatement to correct the Company’s material noncompliance with any financial reporting requirement under securities laws, including restatements that correct an error in previously issued financial statements that is material to the previously issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (collectively, a “Restatement”), the Company is obligated to recover erroneously awarded incentive-based compensation received from the Company by Affected Officers, subject to certain limited exceptions set forth in the Clawback Policy. Incentive-based compensation includes any compensation that is granted, earned or vested based in whole or in part on the attainment of a financial reporting measure. Erroneously awarded incentive-based compensation is the amount of incentive-based compensation received that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on an applicable Restatement. To the extent the Clawback Policy applies to compensation payable to an Affected Officer, it is be the only clawback policy applicable to such compensation and no other clawback policy applies; provided that, if such other policy provides that a greater amount of such compensation is subject to clawback, such other policy applies to the amount in excess of the amount subject to clawback under the Clawback Policy.

Policies and Practices Related to Stock Option and Similar Awards in Proximity to Material Disclosures

In September 2022, we adopted a policy and procedures for granting equity-based awards, which applies to all equity-based awards to directors, officers, employees, and consultants under our equity plans, including stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and performance units. The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “Equity Plan”) provides for the issuance of restricted stock units and stock options. Virtually all of our equity-based awards consist of RSUs, with the exception of stock option grants issued in 2026 to certain members of the executive leadership team. In addition, three former executive officers received Long-Term Incentive Plan (“LTIP”) option awards in 2021 and 2022. The Company’s use of stock options is discussed above under “Executive and Director Compensation—Long-Term Incentive Performance Awards to Executive Officers.” During the fiscal year end December 31, 2025 we did not award stock options, stock appreciation rights or similar awards to any of our executive officers.

Under the policy, it is the intent of the Company not to manipulate the timing of the public release of material information, or the timing of any equity-based award, with the intent of benefiting an award recipient. We have never timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Restrictions on Hedging, Short Sales and Speculative Transactions

The Board believes that it is undesirable for our directors, officers and employees to engage in hedging or speculative transactions that may put the personal gain of the insider in conflict with the best interests of Navitas and its stockholders, or otherwise give the appearance of impropriety. Therefore, under Navitas’ Insider Trading Policy, directors, officers and employees of Navitas and its affiliates, whether or not in possession of material non-public information, are prohibited from (a) entering into hedging or monetization transactions (including but not limited to zero-cost collars, prepaid variable forwards, equity swaps, puts, calls, collars, forwards and other derivative instruments), (b) trading in options, warrants, puts and calls or similar instruments on our securities on margin, and (c) selling our securities “short” (i.e., selling stock that is not owned and borrowing the shares to make delivery).

Non-employee Director Compensation for the Year Ended December 31, 2025

The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2025. The compensation of former directors, Mr. Sheridan and Mr. Kinzer, each of whom served as an employee of the Company at the time of their Board service, and of Mr. Allexandre, who is an employee of the Company, is fully reflected in the summary compensation table and related discussion above. Employee directors do not receive additional compensation for their service as directors.

	Fees earned
	or paid in
	cash	Stock awards	Total
Non-employee director	($)(1)	($)(2)	($)
Cristiano Amoruso(3)	35,779	156,421	175,779
Brian Long	71,508	140,000	211,508
Richard J. Hendrix	87,061	140,000	227,061
David Moxam	75,172	140,000	215,172
Dipender Saluja(4)	39,049	140,000	179,049
Ranbir Singh	55,343	140,000	195,343
Gary K. Wunderlich, Jr.	56,603	140,000	196,603
Gregory M. Fischer	—	—	—
Davin D. Lee	—	—	—
(1)	Reflects the total amount of annual fees for the applicable roles set forth in the table below. Cash fees are paid to non-employee directors on a quarterly basis in arrears. The following components of non-employee director compensation were approved by the Board based on advice received from the Company’s compensation consultant. Committee chairs receive two times the fee paid to other committee members.

Fee Per
Component	Year
Non-employee director annual retainer	$45,000
Lead independent director	$20,000
Audit committee member (chair paid 2x)	$10,000
Compensation committee member (chair paid 2x)	$7,500
Governance and sustainability committee member (chair paid 2x)	$5,000
Executive Steering Committee member (chair paid 2x)	$7,500
(2)	Amounts in this column reflect the grant date fair value of awards of restricted share units of Class A common stock granted during 2025 computed in accordance with Financial Accounting Standards Board ASC Topic 718. Reflects awards of 22,048 RSUs for the 2025-2026 Board term, which were granted to each non-employee director on August 6, 2025. Under Navitas’ non-employee director compensation program, non-employee directors receive annual RSU grants with an aggregate fair market value on the grant date of $140,000. Awards are granted under and subject to the Equity Plan and customary award agreements under the Equity Plan. Unless modified or rescinded by the Board before the grant date, RSU awards are granted automatically to re-elected and continuing non-employee directors on the date of the annual meeting of stockholders. Awards vest in full immediately prior to the director election at the subsequent annual meeting of stockholders, subject to the director’s continued service on the Board at that time and provided the subsequent meeting is held within 30 days of the anniversary of the previous year’s meeting (otherwise the awards vest one year following the grant date, subject to the director’s continued service at that time). Vesting results in the delivery of one share of our Class A common stock on or promptly following the vesting date, subject to the terms and conditions of the Equity Plan and applicable Company policies. The Board retains the discretion to rescind or limit non-employee director RSU awards prior to the grant date, or to modify the non-employee director compensation program.

(3)	Cash amount is prorated to reflect the portion of 2025 during which Mr. Amoruso was a member of Board. Mr. Amoruso’s stock awards also reflect the issuance of an additional 2,586 shares of our Class A common stock with a grant date fair value of $16,421, as pro-rata compensation for the remaining portion of the 2024-2025 Board year following his mid-year appointment.
(4)	Mr. Saluja elected to receive shares of our Class A common stock in lieu of annual cash fees.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information concerning compensation plans under which equity securities were authorized for issuance as of December 31, 2025.

	Number of				Number of securities
	securities to be		Weighted-average		remaining available for
	issued upon		exercise price per		future issuance under
	exercise of		share of		equity compensation
	outstanding		outstanding		plans (excluding
	options, warrants		options, warrants		securities reflected in
	and rights		and rights		column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	8,801,743	(1)	0.72	(2)	11,471,316
Equity compensation plans not approved by security holders	—		—		—
Total	8,801,743				11,471,316
(1)	Consists of 99,940 shares underlying options and 8,701,803 shares underlying RSUs.
(2)	Reflects the weighted-average exercise price of outstanding options only. RSUs are not assigned an exercise price.

Beneficial Ownership by Directors, Officers and Principal Stockholders

The following table sets forth the beneficial ownership of our Class A common stock by (i) each current director (including director nominees); (ii) each “named executive officer” set forth in the summary compensation table; (iii) all directors and executive officers as a group; and (iv) each person known to us to own or control more than five percent of our outstanding Class A common stock. Information is as of April 28, 2026 (the “Record Date”) except as noted.

Beneficial ownership is determined according to SEC regulations, which generally provide that a person “beneficially owns” a security if the person has or shares voting or investment power over the security. A person also “beneficially owns” securities underlying options, RSUs or other derivative instruments which are exercisable or convertible into the security within 60 days.

Unless otherwise noted, we believe all persons in the table below have sole voting and investment power of all shares beneficially owned by them. Unless otherwise noted, the address of each person shown, as of the Record Date, is c/o Navitas Semiconductor Corporation, 3520 Challenger Street, Torrance, CA 90503-1640.

	Number of Shares of
	our Class A		Percentage of
	Common Stock		Outstanding Common
Name of Beneficial Owner	Beneficially Owned		Stock(1)
Directors, director nominees and named executive officers
Chris Allexandre(2)	22,559		*
Cristiano Amoruso(3)	24,634		*
Gregory M. Fischer(4)	4,839		*
Davin D. Lee(5)	3,430		*
Richard J. Hendrix(6)	1,507,213		*
Brian Long(7)	22,048		*
David Moxam(8)	22,048		*
Dipender Saluja(9)	8,137,495		*
Ranbir Singh(10)	18,667,651		8.0%
Gary K. Wunderlich, Jr.(11)	1,349,964		*
Todd Glickman(12)	185,190		*
Gene Sheridan(13)	362,471		*
Daniel M. Kinzer(14)	—		—

All directors and executive officers as a group (13 persons)	29,046,542	(15)	12.4%

Five Percent Holder:
Ranbir Singh(10)	18,667,651		8.0%
BlackRock, Inc.(16)	15,364,841		6.6%

* Less than 1%

(1)	Ownership percentages are based on 233,713,166 shares of our Class A common stock outstanding on the Record Date. There were no shares of our Class B common stock, par value of $0.0001 per share, outstanding on the Record Date.
(2)	Mr. Allexandre was appointed as our President, Chief Executive Officer, and a member of the Board in August 2025. Shares reported consist of 22,559 shares held individually by Mr. Allexandre.
(3)	Mr. Amoruso was appointed to the Board in May 2025. Shares reported consist of 24,634, shares held individually by Mr. Amoruso, including 22,028 RSUs that vest within 60 days of the Record Date.
(4)	Mr. Fischer was appointed to the Board in April 2026. Shares reported consist of 4,839 RSUs held individually by Mr. Fischer that vest within 60 days of the Record Date.
(5)	Mr. Lee was appointed to the Board in April 2026. Shares reported consist of 3,430 RSUs held individually by Mr. Lee that vest within 60 days of the Record Date.
(6)	Shares reported consist of (i) 67,504 shares held by Mr. Hendrix individually, including 22,028 RSUs that vest within 60 days of the Record Date; (ii) 1,263,000 shares held by Live Oak Sponsor Partners II, LLC (“Live Oak Sponsor”); and (iii) 176,709 shares held by RJH Management Co., LLC (“RJH Management”). Mr. Hendrix is a managing member of each of Live Oak Sponsor and RJH Management and may be deemed to beneficially own the shares held by Live Oak Sponsor.
(7)	Shares reported consist of 22,048 RSUs held individually by Mr. Long that vest within 60 days of the Record Date.
(8)	Shares reported consist of 22,048 RSUs held individually by Mr. Moxam that vest within 60 days of the Record Date.
(9)	Shares reported consist of (i) 144,798 shares held directly by Mr. Saluja individually, including 22,028 RSUs that vest within 60 days of the Record Date; (ii) 4,755,536 shares held by Capricorn-Libra Investment Group, LP (“CLIG”); (iii) 3,237,161 shares held by Technology Impact Fund I, LP (“TIF”), of which Mr. Saluja is an owner of the general partner. Capricorn-Libra Partners, LLC

(“CLP”) is the general partner of CLIG. Mr. Saluja is the sole managing member of CLP. TIF Partners, LLC (“TIFP”) is the general partner of TIF. TIFP is owned by Dipender Saluja (50%) and Ion Yadigaroglu (50%), who may be deemed to share beneficial ownership of the shares held by TIF. The business address of CLIG, TIF, CLP and TIFP is 250 University Avenue, Palo Alto, CA 94301.
(10)	Shares reported consist of 18,667,651 shares held individually by Dr. Singh, including 22,028 RSUs that vest within 60 days of the Record Date.
(11)	Shares reported consist of (i) 86,964 shares held individually by Mr. Wunderlich, including 22,028 RSUs that vest within 60 days of the Record Date, and (ii) 1,263,000 shares held by Live Oak Sponsor. Mr. Wunderlich is a managing member of Live Oak Sponsor and may be deemed to beneficially own the shares held by Live Oak Sponsor.
(12)	Mr. Glickman and the Company announced their mutual decision regarding his departure as Senior Vice President, Chief Financial Officer and Treasurer of the Company in order for Mr. Glickman to pursue new opportunities in February 2026. Shares reported consist of 185,190 shares held individually by Mr. Glickman.
(13)	Mr. Sheridan resigned from his positions as President, Chief Executive Officer, and a director of the Company effective in August 2025. Shares reported consist of 362,471 shares held individually by Mr. Sheridan.
(14)	Mr. Kinzer resigned from his positions as Chief Operating Officer, Chief Technology, and a director of the Company effective in May 2025.
(15)	To avoid double-counting of shares, this amount does not duplicate the 1,263,000 shares held by Live Oak Sponsor, of which each of Mr. Hendrix and Mr. Wunderlich are managing members.
(16)	Based solely on information contained in an Amendment No. 1 to Schedule 13G (the “Schedule 13G/A”) filed with the SEC on April 24, 2026, Blackrock, Inc. (“BlackRock”) reported beneficial ownership of 15,364,841 shares. According to the Schedule 13G, Blackrock reported sole voting power with respect to 15,070,739 shares and sole dispositive power with respect to 15,364,841 shares. The address of Blackrock. is 50 Hudson Yards, New York, NY 10001. The Company has not independently verified the information contained in the Schedule 13G/A and makes no representation as to its accuracy or completeness. The information is reported as of the date of the Schedule 13G/A and may not reflect current holdings.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

Under the SEC’s disclosure rules, a “related person” is a director, executive officer, nominee for director, or holder of more than five percent of our outstanding Class A common stock since the beginning of the last fiscal year, and their immediate family members. A “related person transaction” is a transaction or series of transactions in which the Company is a participant, the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

The following is a description of each transaction since January 1, 2024, and each transaction which is currently proposed or which includes obligations that have yet to be performed, in which:

●	we have been or are to be a participant;
●	the amount involved exceeds or will exceed $120,000; and
●	any of our directors, executive officers or beneficial owner of more than five percent of our Class A common stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Business Combination Earnout Shares

Under the Business Combination Agreement, dated as of May 6, 2021, among the Company’s predecessor entity (then named Live Oak Acquisition Corp. II), Legacy Navitas and the other parties thereto, the former stockholders of Legacy Navitas and certain employees of the Company have the contingent right to receive up to a total of 10,000,000 shares of our Class A common stock (“Earnout Shares”) from the Company if our stock price achieves certain price targets before October 19, 2026. Eligible recipients of Earnout Shares include:

●	holders of Legacy Navitas shares immediately before the closing of the Business Combination on October 19, 2021, including certain of our directors and their affiliates as set forth in the table below, and their successors in interest (whether or not any such persons remain directors or affiliates, or hold other Navitas shares, at the time the issuance of Earnout Shares is triggered); and
●	employees of the Company who held Legacy Navitas stock options or other equity awards immediately before the closing of the Business Combination on October 19, 2021, and who remain employees at the time the issuance of Earnout Shares is triggered.

Specifically, if the volume-weighted average closing sale price of our Class A common stock over any 20 trading days within a 30 consecutive trading day period occurring between March 19, 2022 and October 19, 2026 (such average price over such period is referred to as the “target price”) equals or exceeds $12.50 per share, then one-third of the Earnout Shares would be issued on a pro rata basis to eligible recipients at that time. If our Class A common stock achieves a target price of $17.00 per share, an additional one-third of the Earnout Shares would be issued, and if our Class A common stock achieves a target price of $20.00 per share, the final one-third of the Earnout Shares would be issued, in each case on a pro rata basis to eligible recipients at such time. If none of the target prices are achieved on or before October 19, 2026, then none of the Earnout Shares will be issued and any rights to Earnout Shares will be forfeited. As of the date hereof, none of the Earnout Shares have been issued. The number of Earnout Shares and all of the target prices are subject to equitable adjustment in case of stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions.

The following table sets forth the directors and officers of the Company and their affiliates who are eligible to receive the respective number of Earnout Shares shown.

Maximum number
of Earnout Shares
Related persons eligible to receive Earnout Shares*	subject to issuance
Dipender Saluja, Class II director, and affiliates	1,010,907
Brian Long, Class II director and former lead independent director, and affiliates	932,028
Gene Sheridan, former Class I director, former president and CEO, and affiliates	820,608
Dan Kinzer, former Class I director, former Chief Technology Officer and Chief Operations Officer	511,347
David Moxam, Class II director	20,956
Total	3,295,846

* For additional information about the beneficial ownership of our Class A common stock by related persons and their affiliates, see “Beneficial Ownership by Directors, Officers and Principal Stockholders,” above.

If, before October 19, 2026, there is a change in control of Navitas (as defined in the Business Combination Agreement) in which Navitas or its stockholders have the right to receive consideration implying a value per share of our Class A common stock equal to or greater than one or more of the target prices specified above, then the corresponding number of Earnout Shares would be issued to eligible recipients immediately before the closing of the change in control, and any rights to other Earnout Shares would be forfeited.

Sponsor Earnout Shares

Navitas is party to a letter agreement with Live Oak Sponsor Partners II, LLC (“Live Oak Sponsor”), as amended on May 6, 2021. Live Oak Sponsor sponsored the formation of our predecessor entity in 2020 as a special-purpose acquisition company named Live Oak Acquisition Corp. II (“Live Oak”), at which time it was unaffiliated with Navitas. Live Oak subsequently completed a business combination with Legacy Navitas and changed the name of the Company to our current name, Navitas Semiconductor Corporation. Each of Richard J. Hendrix and Gary K. Wunderlich, Jr., who are directors of Navitas, is a managing member of Live Oak Sponsor and has a pecuniary interest in certain of the shares held by Live Oak Sponsor, including but not limited to certain of the Sponsor Earnout Shares discussed below. For information about the shares beneficially owned by Live Oak Sponsor, Mr. Hendrix and Mr. Wunderlich, see Part III, Item 12. “Beneficial Ownership by Directors, Officers and Principal Stockholders” and notes 6 and 11 thereto, above. The letter agreement provides that up to 20% of our Class A common stock held by Live Oak Sponsor at the closing of the Business Combination on October 19, 2021 (1,263,000 shares) (the “Sponsor Earnout Shares”) are subject to vesting and potential forfeiture, and cannot be transferred by Live Oak Sponsor, unless the volume-weighted average closing sale price of our Class A common stock for any 20 trading days within a 30 consecutive trading day period occurring between March 19, 2022 and October 19, 2026 (such average price over such period is referred to as the “target price”) equals or exceeds certain targets provided in the letter agreement. The target prices and the method of their calculation are the same as those provided under the Business Combination Agreement with respect to the Earnout Shares issuable to Legacy Navitas stockholders and their affiliates, as described above under “Business Combination Earnout Shares.” Specifically, if our Class A common stock achieves a target price of $12.50 per share, then one-third of the Sponsor Earnout Shares would vest and become transferable by Live Oak Sponsor. If our Class A common stock achieves a target price of $17.00 per share, an additional one-third of the Sponsor Earnout Shares would vest and become transferable, and if our Class A common stock achieves a target price of $20.00 per share, the final one-third of the Sponsor Earnout Shares would vest and become transferable. Any Sponsor Earnout Shares which do not vest on or before October 19, 2026 will be forfeited and cancelled. As of the date hereof, none of the Sponsor Earnout Shares have vested. The price targets applicable to the Sponsor Earnout Shares are subject to equitable adjustment in case of stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combinations, exchanges of shares or other like changes or transactions.

Indemnification Agreements

The Certificate of Incorporation and Bylaws contain provisions limiting the liability of executive officers and directors, and the Bylaws provide that Navitas will indemnify each of our executive officers and directors to the fullest extent permitted under Delaware law.

In addition, we entered into new indemnification agreements with all of our directors and executive officers and certain other key employees. The indemnification agreements provide that we will indemnify those persons against any and all expenses incurred by them because of their status as a director, executive officer or employee to the fullest extent permitted by Delaware law, the Certificate of Incorporation and Bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, Navitas will advance all expenses incurred by those directors, executive officers and employees in connection with a legal proceeding involving their status as a director, executive officer or key employee.

The limitation of liability and indemnification provisions in the Certificate of Incorporation and Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit the Company and its stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Agreement with Ranbir Singh and SiCPower, LLC

On April 23, 2025, we entered into an agreement with Ranbir Singh, a member of the Board, and SiCPower, LLC, a stockholder affiliated with Dr. Singh as described above under Part III, Item 12. “Beneficial Ownership by Directors, Officers and Principal Stockholders.”

Pursuant to the agreement, the Company accepted the resignation of Mr. Sheridan as chair of the Board and appointed Mr. Hendrix as chair. The Company also agreed to nominate a new independent director as a Class I director on the Board, to be identified and recommended by Dr. Singh to the Governance and Sustainability Committee of the Board, subject to the committee’s approval in accordance with customary procedures for new director candidates. The agreement provides for customary replacement procedures in the event that Dr. Singh’s nominated director ceases to serve as a director. Pursuant to the agreement, Dr. Singh recommended, the Governance and Sustainability Committee approved and, on May 8, 2025, the Board appointed Mr. Amoruso to a Class I directorship. Under the terms of the agreement, the Company also accepted Mr. Kinzer’s resignation from the Board effective upon Mr. Amoruso’s appointment.

Also, pursuant to the agreement, the Company further agreed to form an Executive Steering Committee of the Board, to be chaired by Dr. Singh with Mr. Hendrix and Mr. Moxam as members. The Board has delegated to the Executive Steering Committee responsibility for the oversight of certain strategic matters, including to review and offer recommendations on capital allocation, expense management and certain senior hiring and succession planning processes.

Pursuant to the agreement, Dr. Singh and SiCPower, LLC agreed to abide by certain customary standstill restrictions and voting commitments, which remain in effect until the date that is 30 days prior to the deadline for submission of stockholder nominations of candidates for election to the Board at the 2026 annual meeting of stockholders.

CFO Transition Arrangements with Todd Glickman

As previously disclosed in the Current Reports on Form 8-K filed by the Company on February 24, 2026 and March 11, 2026, the Company and Todd Glickman, the former Senior Vice President, Chief Financial Officer and Treasurer of the Company, reached a mutual decision regarding his departure to pursue new opportunities, with Mr. Glickman agreeing to remain with the Company as a consultant through March 30, 2026 to ensure continuity and a smooth transition of the leadership of the Company’s finance and accounting function to the incoming Chief Financial Officer and Treasurer, effective as of the Transition Date. In recognition of his service to the Company through the Transition Date, the Company agreed on March 13, 2026 to accelerate the vesting of 211,528 previously granted but unvested restricted stock units that were otherwise scheduled to vest on September 20, 2026.

CEO Transition Agreement with Mr. Sheridan

The Company entered into a CEO Transition Agreement with Mr. Sheridan, dated as of August 22, 2025 (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. Sheridan resigned as President and CEO, and as a director of the Company, effective as of August 31, 2025.

Mr. Sheridan agreed, for up to one year after August 31, 2025, to make himself available to provide support, advocacy and cooperation as reasonably requested to facilitate the orderly transition of leadership to Mr. Allexandre and to preserve the benefits of his experience as the Company’s only CEO since its founding in 2014. Through the Transition Agreement, among other purposes, the Company sought to preserve access to Mr. Sheridan’s institutional knowledge, reputation and long-standing relationships in the industry. At the same time, to ensure a clear transfer of authority while continuing to provide the Company with the benefits of Mr. Sheridan’s 11-year tenure as the founding CEO, the agreement requires that all such support by Mr. Sheridan will occur only if requested by Mr. Allexandre. Support provided by Mr. Sheridan under the agreement may include, for example, (i) participating in and advocating on behalf of the Company in meetings or communications with key customers, suppliers and other stakeholders; (ii) supporting the Company’s industry presence through attendance or support at selected conferences and trade shows; (iii) leveraging Mr. Sheridan’s recognition and stature to maintain or enhance key relationships with commercial partners and other industry participants; (iv) communicating and advocating on the Company’s behalf with key stakeholders; (v) facilitating introductions or referrals to business contacts with whom Mr. Sheridan has unique relationships; and (vi) providing Mr. Allexandre with sounding-board advice or historical insights, as appropriate, to support Mr. Allexandre’s leadership and succession.

In consideration for these arrangements, the Company agreed to pay Mr. Sheridan a series of transition payments aggregating $2,400,000, less applicable withholdings, in regular installments over the 12 months following August 31, 2025. The Transition Agreement provides that the payments are not intended as compensation payable on a measurable or quantifiable basis, but rather as consideration for the unique and non-ratable value to the Company of the ability to avail itself of continued access to the benefits of Mr. Sheridan’s stature as the founding President and CEO, and his industry standing, reputation, goodwill, strategic relationships, and willingness to make these available to the best advantage of the Company through and following the transition of leadership. These agreements between the Company and Mr. Sheridan are intended to help preserve business relationships, organizational stability and market confidence during and after the transition. The Transition Agreement includes customary confidentiality provisions and releases of claims in favor of the Company.

Resignation Agreement with Mr. Kinzer

As set forth in a Current Report on Form 8-K dated April 29, 2025, the Company accepted Daniel M. Kinzer’s resignation from his position as Chief Technology Officer and Chief Operating Officer and the Board effective on May 1, 2025 and May 8, 2025, respectively. The Company also entered into an advisory arrangement with Mr. Kinzer to advise the Company on gallium nitride technology.

Mr. Kinzer’s resignation from the Board was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Rather, it reflects one of several negotiated terms of the Company’s agreement with Dr. Singh and SiCPower, LLC. In connection with Mr. Kinzer’s resignation of his executive roles, and conditioned upon delivery of a customary release of claims in favor of the Company, Mr. Kinzer was entitled to receive the payments and benefits payable in the event of his resignation for Good Reason, as that term is defined in Mr. Kinzer’s employment agreement and the Navitas Semiconductor Executive Severance Plan, including a lump-sum payment equal to 12 months of his base salary, 12 months’ continued health care coverage, and a pro rata annual bonus reflecting the portion of the calendar year during which he was employed.

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

Director Independence

The Nasdaq Stock Market rules require that a majority of the Board be independent of the Company and its management. Those rules also generally require that the three standing committees of the Board be comprised solely of independent directors. For these purposes an “independent director” is defined generally as a person other than an executive officer or employee of the listed company or any other individual having a relationship which, in the opinion of the Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews the independence of each of its members annually. On the basis of its most recent review, the Board determined that all current members of the Board who were members of the Board at the time of such review, other than Mr. Allexandre, who is an employee of the Company, and Dr. Singh, who has been an employee of the Company within the previous three years, is an independent director under the Nasdaq rules.

Item 14.Principal Accountant Fees and Services.

Principal Accounting Fees and Services

Our independent registered public accounting firm for the year ended December 31, 2024 was Moss Adams LLP (“Moss Adams”). As previously disclosed, on March 27, 2025, the audit committee of the Board approved the appointment of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm and, in connection with that action, approved the dismissal of Moss Adams as the Company’s independent registered public accounting firm. Aggregate fees for professional services rendered to Navitas Semiconductor Corporation by KPMG for 2025 and for Moss Adams for 2024, were as follows:

	2025	2024
	KPMG	Moss Adams
Audit Fees	$1,523,345	$2,023,784
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,523,345	$2,023,784

Audit Fees. KPMG was engaged as our independent registered public accounting firm to audit our financial statements for the year ended December 31, 2025, and to perform services in connection with our registration statements during the period of their engagement.

Audit Related Fees. Audited related fees consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements but are not reported as Audit Fees.

Tax Fees. Tax fees consist of fees for tax compliance, tax advice, and tax planning.

All Other Fees. There were no other fees billed to us by our independent registered public accounting firm during the periods presented.

Auditor Independence. The audit committee of the Board has considered the non-audit services provided by each of KPMG and Moss Adams during the applicable periods of their engagement and determined that the provision of such services had no effect on either of KPMGs’ or Moss Adams’ independence from Navitas during such periods.

Audit Committee Pre-Approval Policy and Procedures

The audit committee must review and pre-approve all audit and non-audit services provided by the independent registered public accounting firm, and has adopted a Pre-Approval Policy. In conducting reviews of audit and non-audit services, the audit committee will determine whether the provision of such services would impair the auditor’s independence. The term of any pre-approval is twelve months from the date of pre-approval, unless the audit committee specifically provides for a different period.

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

The audit committee has not waived the pre-approval requirement for any services rendered by KPMG or Moss Adams to the Company. All of the services provided by KPMG and Moss Adams to Navitas described above were pre-approved by the audit committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1) Financial Statements. Financial statements included in this annual report are listed under Part II, Item 8.
(2)	Financial Statement Schedules. Schedules not listed under Part II, Item 8 have been omitted because they are not required, not applicable, or the required information is otherwise included.
(3)	Exhibits. The exhibits listed below are filed or furnished, as applicable, as part of this annual report or are incorporated by reference as indicated.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement and Plan of Reorganization, dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Live Oak Merger Sub Inc. and Navitas Semiconductor Limited, including as domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC (“Legacy Navitas”)	8-K	001-39755	2.1	5/7/2021

2.2	Agreement and Plan of Merger, dated as of August 15, 2022, by and among Navitas Semiconductor Corporation, Gemini Acquisition LLC, GeneSiC Semiconductor Inc., Ranbir Singh and The Ranbir Singh Irrevocable Trust dated February 4, 2022	10-Q	001-39755	2.1	11/14/2022

3.1	Second Amended and Restated Certificate of Incorporation of Navitas Semiconductor Corporation	8-K	001-39755	3.1	10/25/2021

3.2	Amended and Restated Bylaws of Navitas Semiconductor Corporation, as amended	8-K	001-39755	3.1	4/10/2025

4.1	Description of Registrant’s Securities	10-K	001-39755	4.1	3/6/2024

10.1†	Navitas Semiconductor Corporation 2021 Equity Incentive Plan	8-K/A	001-39755	10.5	11/15/2021

10.2†	Form of Restricted Stock Unit Agreement	8-K	001-39755	10.6	10/25/2021

10.3†	Form of Stock Option Agreement	8-K	001-39755	10.7	10/25/2021

10.4†	Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan	S-4/A	333-256880	10.16	8/23/2021

10.5	Registration Rights Agreement, dated December 2, 2020, among Live Oak Acquisition Corp. II, Live Oak Sponsor Partners II, LLC and certain other security holders named therein	8-K	001-39755	10.3	12/8/2020

10.6†	Form of Indemnification Agreement	8-K	001-39755	10.4	10/25/2021

10.7	Lock-Up Agreement (Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.2	5/7/2021

10.8	Lock-Up Agreement (VPs), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.3	5/7/2021

10.9	Lock-Up Agreement (Non-Management), dated as of May 6, 2021, among Live Oak Acquisition Corp. II, Legacy Navitas and certain equity holders of Legacy Navitas	8-K	001-39755	10.4	5/7/2021

10.10	Sponsor Letter Agreement, dated December 2, 2020, between Live Oak Acquisition Corp. II and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.1	12/8/2020

10.11	Amendment to Letter Agreement, dated May 6, 2021,among Live Oak Acquisition Corp. II, its officers and directors and Live Oak Sponsor Partners II, LLC	8-K	001-39755	10.5	5/7/2021

10.12†	Employment Agreement of Gene Sheridan, dated as of May 6, 2021	S-4/A	333-256880	10.14	8/23/2021

10.13†	Employment Agreement of Daniel Kinzer, dated as of May 6, 2021	S-4/A	333-256880	10.15	8/23/2021

10.14†	Employment Agreement of Todd Glickman, dated as of May 6, 2021	8-K	001-39755	10.2	10/25/2021

10.15	Sponsor Letter Agreement, dated October 6, 2021, among Live Oak Sponsor Partners II, LLC, Live Oak Acquisition Corp. II and Navitas Semiconductor Limited	8-K	001-39755	10.3	10/7/2021

10.16†	Employment Offer Letter, dated May 17, 2022, between Ron Shelton and Navitas Semiconductor Corporation	10-Q	001-39755	10.1	8/15/2022

10.17†	Registration Rights Agreement, dated August 15, 2022, among Navitas Semiconductor Corporation, Ranbir Singh and The Ranbir Singh Irrevocable Trust dated February 4, 2022	10-Q	001-39755	10.1	11/14/2022

10.18†	Employment Offer Letter, dated August 15, 2022, among Navitas Semiconductor Corporation, Navitas Semiconductor USA, Inc. and Ranbir Singh	10-K/A	001-39755	10.31	4/14/2023

10.19†	Navitas Semiconductor 2022 Employee Stock Purchase Plan	10-K	001-39755	10.23	3/6/2024

10.20†	Navitas Semiconductor Executive Severance Plan	8-K	001-39755	10.1	1/3/2024

10.21†	Employment Offer Letter, dated December 1, 2023, between Navitas Semiconductor USA, Inc. and Janet Chou	10-K	001-39755	10.25	3/6/2024

10.22†	Letter Agreement, dated January 9, 2024, among Navitas Semiconductor USA, Inc., Navitas Semiconductor Corporation and Ron Shelton	10-K	001-39755	10.26	3/6/2024

10.23†	Letter Agreement, dated July 31, 2024, among Navitas Semiconductor USA, Inc., Navitas Semiconductor Corporation and Ranbir Singh	10-Q	001-39755	10.1	8/5/2024

10.24†	Letter Agreement, effective November 26, 2024, among Navitas Semiconductor USA, Inc., Navitas Semiconductor Corporation and Ranbir Singh	10-K	001-39755	10.24	3/19/2025

10.25†	CEO Transition Agreement, dated as of August 22, 2025, between the Company and Gene Sheridan	10-Q	001-39755	10.1	11/3/2025

10.26†	Employment Agreement, dated as of August 22, 2025, among the Company, Navitas Semiconductor USA, Inc. and Chris Allexandre	10-Q	001-39755	10.2	11/3/2025

10.27†	Agreement, dated April 23, 2025, among Navitas Semiconductor Corporation, Ranbir Singh and SiCPower, LLC	8-K	001-39755	10.1	4/29/2025

10.28	Placement Agent Agreement, dated November 6, 2025, by and among the Company and Needham & Company, LLC	8-K	001-39755	10.1	11/10/2025

10.29+	Form of Securities Purchase Agreement	8-K	001-39755	10.2	11/10/2025

10.30+	Form Registration Rights Agreement	8-K	001-39755	10.3	11/10/2025

10.31	Letter of resignation from Daniel M. Kinzer, dated April 23, 2025	10-Q	001-39755	10.2	8/4/2025

10.32	Separation and Release of Claims Agreement, dated May 1, 2025, among Navitas Semiconductor Corporation, Navitas Semiconductor Limited, Navitas Semiconductor USA, Inc. and Daniel M. Kinzer	10-Q	001-39755	10.3	8/4/2025

19.1	Insider Trading Policy	10-K	001-39755	19.1	3/6/2024

19.2	Equity Grant Policy and Procedures	10-K	001-39755	19.2	3/6/2024

21.1	List of Subsidiaries	10-K	001-39755	21.1	3/6/2024

23.1	Consent of KPMG LLP	10-K	001-39755	23.1	2/27/2026

23.2	Consent of Baker Tilly US, LLP	10-K	001-39755	23.2	2/27/2026

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350

97.1	Navitas Semiconductor Dodd-Frank Clawback Policy	10-K	001-39755	97.1	2/27/2026

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
†	Management contract or compensatory arrangement.
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

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Chris Allexandre
Chris Allexandre
President and Chief Executive Officer
(principal executive officer)

Date:	April 30, 2026