Form 10-Q
period 2026-03-31
Navitas Semiconductor Corp
filed 2026-05-05
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 233,713,166 shares of Class A Common Stock and 0 shares of Class B Common Stock were outstanding at May 1, 2026.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except shares and par value)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$221,008	$236,857
Accounts receivable, net of allowance of $468 as of March 31, 2026 and December 31, 2025	3,727	3,621
Inventories	14,925	13,283
Prepaid expenses and other current assets	4,227	4,399
Restricted cash	2,362	1,745
Total current assets	246,249	259,905
Property and equipment, net	9,123	9,779
Operating lease right of use assets	5,115	5,166
Finance lease right of use assets	684	766
Intangible assets, net	48,524	53,258
Goodwill	163,215	163,215
Other assets	8,457	8,380
Total assets	$481,367	$500,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued expenses	$18,437	$22,350
Accrued compensation expenses	5,592	4,949
Operating lease liabilities, current	1,949	1,866
Finance lease liabilities, current	327	323
Earnout liability	30,546	22,632
Total current liabilities	56,851	52,120
Operating lease liabilities noncurrent	3,689	3,827
Finance lease liabilities noncurrent	373	456
Deferred tax liabilities	405	405
Total liabilities	61,318	56,808
Commitments and contingencies (Note 14)
Stockholders' equity
Class A common stock, $0.0001 par value, 740,000,000 shares authorized as of March 31, 2026 and December 31, 2025, and 232,004,922 and 230,525,464 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	26	26
Class B common stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025, and 0 shares issued and outstanding at both March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	955,554	945,381
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(535,524)	(501,739)
Total stockholders’ equity	420,049	443,661
Total liabilities and stockholders’ equity	$481,367	$500,469
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Net revenues	$8,598	$14,018
Cost of revenues (exclusive of amortization of intangible assets included below)	5,361	8,711
Operating expenses:
Research and development	14,567	12,668
Selling, general and administrative	11,252	11,740
Amortization of intangible assets	4,734	4,734
Restructuring expense	450	1,469
Total operating expenses	31,003	30,611
Loss from operations	(27,766)	(25,304)
Other income (expense), net:
Interest income (expense), net	264	(38)
Dividend income	1,688	744
(Loss) Gain from change in fair value of earnout liabilities	(7,914)	8,113
Other income	10	18
Total other income (expense), net	(5,952)	8,837
Loss before income taxes	(33,718)	(16,467)
Income tax provision	67	82
Equity method investment loss	—	(280)
Net loss	$(33,785)	$(16,829)

Net loss per common share
Basic net loss per share attributable to common stockholders	$(0.15)	$(0.09)
Diluted net loss per share attributable to common stockholders	$(0.15)	$(0.09)

Weighted average common shares used in net loss per share attributable to common shareholders
Basic common shares	229,988	187,784
Diluted common shares	229,988	187,784
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Stockholders' Equity
THREE MONTHS ENDED MARCH 31, 2026	Class A common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2025	230,525	$26	$945,381	$(501,739)	$(7)	$443,661
Issuance of common stock under employee stock option and stock award plans	1,480	—	803	—	—	803
Stock-based compensation expense related to employee and non-employee stock awards	—	—	9,370	—	—	9,370
Net loss	—	—	—	(33,785)	—	(33,785)
BALANCE AT MARCH 31, 2026	232,005	$26	$955,554	$(535,524)	$(7)	$420,049

	Stockholders' Equity
THREE MONTHS ENDED MARCH 31, 2025	Class A common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	188,114	$22	$732,784	$(384,786)	$(7)	$348,013
Issuance of common stock under employee stock option and stock award plans	3,649	—	3,979	—	—	3,979
Costs for the issuance of common stock/At-the-market offering	—	—	(346)	—	—	(346)
Stock-based compensation expense related to employee and non-employee stock awards	—	—	7,003	—	—	7,003
Net loss	—	—	—	(16,829)	—	(16,829)
BALANCE AT MARCH 31, 2025	191,763	$22	$743,420	$(401,615)	$(7)	$341,820
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,785)	$(16,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	978	807
Amortization of intangible assets	4,734	4,734
Non-cash lease expense	465	461
Stock-based compensation expense	10,338	6,972
Allowance for expected credit losses	—	346
Loss from equity method investment	—	280
Loss (gain) from change in fair value of earnout liability	7,914	(8,113)
Deferred income taxes	—	(13)
Change in operating assets and liabilities:
Accounts receivable	(106)	1,209
Inventories	(1,642)	(585)
Prepaid expenses and other current assets	173	(609)
Other assets	(77)	7
Accounts payable, accrued compensation and other accrued expenses	(4,700)	(1,729)
Operating lease liability	(469)	(471)
Deferred revenue	(185)	—
Net cash used in operating activities	(16,362)	(13,533)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(388)	(41)
Net cash used in investing activities	(388)	(41)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in connection stock option exercises	804	131
Proceeds from employee stock purchase plan	793	818
Payments on finance lease obligations	(79)	—
Net cash provided by financing activities	1,518	949
NET INCREASE (DECREASE) IN CASH	(15,232)	(12,625)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	238,602	88,240
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$223,370	$75,615

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$221,008	$75,132
Restricted cash	2,362	483
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$223,370	$75,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$25	$64
Cash paid for interest	$9	$—
Capital expenditures in accounts payable	$—	$314
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION
Navitas Semiconductor Corporation (“The Company”) was founded in 2014 and has since been developing next-generation power semiconductors including gallium nitride (“GaN”) power integrated circuits (“ICs”), silicon carbide (“SiC”) and associated high-speed silicon system controllers and digital isolators used in power conversion and charging. The Company presently operates as a product design house that contracts the manufacturing of its chips and packaging to partner suppliers. Navitas maintains its operations around the world, including the United States, Philippines, China, Taiwan, and South Korea, with principal executive offices in Torrance, California.
The Company has two authorized classes of common stock: Class A common stock, par value of $0.0001 per share (“Class A common stock”) and Class B common stock, par value of $0.0001 per share (“Class B common stock”). Both classes have identical voting, dividend, and liquidation rights. There were no outstanding Class B shares as of March 31, 2026 and 2025. The Company also has authorized 1.0 million shares of preferred stock, par value of $0.0001 per share (“preferred stock”), with no amounts outstanding as of March 31, 2026 and 2025. The preferred stock may be issued with terms, rights, and preferences determined by the board of directors at the time of issuance.

Basis of Presentation and Use of Estimates
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, they include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of results for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC's rules and regulations for interim reporting. These Consolidated Financial Statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. We base our estimates and judgments on historical experience, knowledge of current conditions, and our beliefs of what could occur in the future considering available information. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when made, and because of the uncertainty inherent in these matters, the actual results that we experience may differ materially from these estimates under different assumptions or conditions. We evaluate our estimates and judgments on an ongoing basis.
We describe our accounting methods and practices in more detail in our 2025 10-K. There have been no changes to the significant accounting policies, procedures, or general information described in our 2025 10-K that have had a material impact on our condensed consolidated financial statements and the accompanying notes, except as described in Note 15 - “Related Party Transactions.”
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation for the three months ended March 31, 2026. Equipment previously included in construction in progress has been reclassified to computers and other equipment. This reclassification had no impact on net loss or retained earnings.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes technical corrections, clarifications, and other minor improvements to various Topics within the Accounting Standards Codification. The amendments are intended to improve the consistency and usability of U.S. GAAP and do not introduce significant new accounting requirements. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance; however, it does not expect adoption to have a material impact on its condensed consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the application of interim reporting guidance and improves the organization of disclosure requirements within Topic 270. The amendments do not change the underlying principles of interim reporting or require additional disclosures. ASU 2025-11 is effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance; however, it does not expect adoption to have a material impact on its condensed consolidated financial statements.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which mandates enhanced disclosure of specific costs and expenses within the notes to the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is evaluating the impact that this ASU will have on the presentation of its consolidated financial statements, thus there was no impact related to adoption of this standard.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets. This update introduces a practical expedient for estimating expected credit losses on current accounts receivable and contract assets arising from revenue transactions within the scope of ASC 606. Companies that elect this expedient must disclose both the election and the date through which subsequent cash collections are considered in the estimate. The Company adopted this standard on January 1, 2026 and has not elected the practical expedient.
This Form 10-Q does not include any other newly implemented accounting standards or pronouncements beyond those detailed above. Such exclusions were made because they either do not apply to the Company or are not anticipated to materially impact the condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. NET LOSS PER SHARE
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the period using the two-class method because the Company’s sponsor earnout shares are a participating security since these shares contain a non-forfeitable right to receive dividends. Under the two-class method, earnings are allocated to each class of common stock and participating security as if all of the earnings for the period had been distributed. As the Company incurred net losses during the three months ended March 31, 2026 and 2025 and these securities are not contractually required to fund the Company’s losses, there is no allocation to the participating securities in the years presented. Diluted earnings per share are calculated by dividing net income (loss) by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares included in this calculation consist of dilutive shares issuable upon the assumed exercise of outstanding common stock options, the assumed vesting of outstanding RSUs and restricted stock awards, and the assumed issuance of awards for contingently issuable performance-based awards, as computed using the treasury stock method. Performance-based RSUs and restricted stock awards are included in the number of shares used to calculate diluted earnings per share after evaluating the applicable performance criteria as of period end and under the assumption the end of the reporting period was the end of the contingency period, and the effect is dilutive. The Company has no plans to declare dividends.

	Three Months Ended March 31,
(in thousands)	2026	2025
Weighted-average common shares - basic common stock	229,988	187,784
Stock options and other dilutive awards	—	—
Weighted-average common shares - diluted common stock	229,988	187,784

Shares excluded from diluted weighted-average shares:
Dilutive shares excluded ¹	4,538	1,430
¹ The Company’s potentially dilutive securities, which include unexercised stock options, unvested restricted stock units, and ESPP shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the Company did not exclude any restricted stock awards from the diluted weighted average share count, as the individuals associated with those awards are no longer employed by the Company. As of March 31, 2025, the Company excluded an immaterial amount of restricted stock awards from the diluted weighted average share count as their performance conditions have not been achieved. As of March 31, 2026 and 2025, the Company excluded 10.0 million Earnout shares from the diluted weighted average share count as their performance and/or market conditions have not been achieved. As of March 31, 2026, there have been no Long Term Incentive Plan options (“LTIP options”) excluded from the diluted weighted average share count as these options have all been forfeited. As of March 31, 2025, 6.5 million LTIP options had been excluded from the diluted weighted average share count as their performance and/or market conditions have not been achieved.
As of March 31, 2026, the Company excluded 1.3 million of outstanding Class A common stock from basic and diluted weighted average share count as these shares are subject to forfeiture based on market conditions that have not been achieved. These shares relate to certain shares of Class A common stock held by the Company’s SPAC sponsor that as part of the business combination were placed under market conditions requirements that if not met, would result in forfeiture. These requirements are consistent with the Earnout Milestones noted in Note 11 - “Earnout Liability” and these shares are participating securities with the same voting and dividend rights as the Company’s other Class A common stock.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
4. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
A majority of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers.
The following customers represented 10% or more of the Company’s net revenues for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
Customer	2026	2025
Distributor A	59%	*
Distributor B	*	51%
Distributor C	*	12%

Revenues by Geographic Area
Revenues for the three months ended March 31, 2026 and 2025 were attributable to the following regions (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,
Region	2026		2025
Hong Kong	$6,583	76%	$8,270	59%
United States	1,109	13	1,262	9
Rest of Asia	682	8	2,523	18
China	177	2	981	7
Europe	47	1	561	4
All others	—	—	421	3
Total	$8,598	100%	$14,018	100%
Concentration of Credit Risk
The following customers represented 10% or more of the Company’s accounts receivable (in thousands).

Customer	March 31, 2026		December 31, 2025
Distributor A	$2,143	58%	$860	26%
Distributor B	$386	10%	$386	12%
Distributor C	$357	10%	$108	*
* Customer revenues or accounts receivable represented less than 10% of total revenues or accounts receivable.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5. BALANCE SHEET COMPONENTS
Accounts Receivable

Accounts receivable are non-interest-bearing and stated net of an allowance for expected lifetime credit losses, as detailed in our 2025 annual report on Form 10-K. Accounts receivable, net consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable, gross	$3,697	$3,352
Unbilled receivables	498	737
Allowance for credit losses	(468)	(468)
Accounts receivable, net	$3,727	$3,621

Allowance for credit losses activity (in thousands):

Allowance for Credit Losses
Balance at December 31, 2024	$(135)
Provision for credit losses	(844)
Accounts written-off	511
Balance at December 31, 2025	$(468)
Provision for credit losses	—
Recovery of prior accounts written off	—
Balance at March 31, 2026	$(468)

Inventories

Inventories consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$2,545	$1,224
Work-in-process	7,196	7,920
Finished goods	5,184	4,139
Total	$14,925	$13,283
Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31, 2026	December 31, 2025	Useful Life
Furniture and fixtures	$351	$295	3 — 7 years
Computers and other equipment	15,813	15,675	2 — 5 years
Leasehold improvements	4,412	4,383	2 — 6 years
	20,576	20,353
Accumulated depreciation	(11,453)	(10,574)
Total	$9,123	$9,779

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The short-term nature of the Company’s cash and cash equivalents, accounts receivable and current liabilities causes each of their carrying values to approximate fair value for all periods presented.
The following table presents the Company’s fair value hierarchy for financial instruments (in thousands):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$186,738	$—	$—	$186,738	$185,050	$—	$—	$185,050
Total	$186,738	$—	$—	$186,738	$185,050	$—	$—	$185,050

Liabilities:
Earnout liability	$—	$—	$30,546	$30,546	$—	$—	$22,632	$22,632
Total	$—	$—	$30,546	$30,546	$—	$—	$22,632	$22,632

7. INTANGIBLES
The following table presents the Company’s finite-lived intangible asset balances by asset class (in thousands):

	March 31, 2026			December 31, 2025
Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Trade Names	$900	$(900)	$—	$900	$(900)	$—
Developed Technology	54,677	(48,157)	6,520	54,677	(44,741)	9,936
Patents	34,900	(8,909)	25,991	34,900	(8,294)	26,606
Customer Relationships	24,300	(8,809)	15,491	24,300	(8,201)	16,099
Non-Competition Agreements	1,900	(1,378)	522	1,900	(1,283)	617
Other	658	(658)	—	658	(658)	—
Total	$117,335	$(68,811)	$48,524	$117,335	$(64,077)	$53,258

Total future amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending December 31,	Total
2026 (remainder of fiscal 2026)	$9,586
2027	5,641
2028	4,996
2029	4,690
2030	4,690
Thereafter	18,921
Total	$48,524

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. RESTRUCTURING
On January 20, 2025, the Company announced a cost-reduction plan (“2025 Restructuring Plan”) aimed at further streamlining operations and enhancing its focus on AI data centers, EV, and mobile applications. The plan included a 19% reduction in workforce, with most associated costs related to severance and stock-based compensation. No restructuring-related liabilities under the 2025 Restructuring Plan remain as of March 31, 2026. During the three months ended March 31, 2025, the Company incurred $1.5 million in restructuring costs related to this plan.
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
A summary of the balance sheet activity related to the Restructuring Plan is as follows (in thousands):

	Amounts accrued as of December 31, 2025	Costs Incurred	Cash Payments	Non-cash Adjustment	Amounts accrued as of March 31, 2026
Employee Severance and Benefits	$982	$39	$(950)	$—	$71
Contract Terminations	6,626	77	(3,889)		2,814
Other	109	334	(9)	(234)	200
	$7,717	$450	$(4,848)	$(234)	$3,085

9. LEASES
The Company has entered into operating leases primarily for corporate offices, sales offices, research and development facilities, and a finance lease for equipment.
Information related to the Company’s right-of-use assets and related operating and finance lease liabilities was as follows (in thousands):

	Three Months Ended March 31,
Operating Leases	2026	2025
Cash paid for operating lease liabilities	$559	$569
Right-of-use assets obtained in exchange for new operating lease liabilities	$400	$137

	Three Months Ended March 31,
Finance Lease	2026	2025
Cash paid for principal portion of finance lease	$79	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$—

	Operating Leases	Finance Lease
Weighted-average remaining lease term in years	3.0	2.1
Weighted-average discount rate	5.1%	5.0%

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$534	$547
Finance lease amortization	$82	$—
Finance lease interest expense	$9	$—

Maturities of operating and finance lease liabilities were as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases	Finance Lease
2026 (remainder of fiscal 2026)	$2,177	$353
2027	1,938	353
2028	1,479	29
2029	386	—
2030	71	—
Thereafter	19	—
	6,070	735
Less imputed interest	(432)	(35)
Total lease liabilities	$5,638	$700

10. STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expense recognized for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$117	$36
Research and development	5,212	3,838
Selling, general and administrative	5,009	3,098
Total stock-based compensation expense	$10,338	$6,972

Equity Incentive Plans
The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of Common Stock; plus (b) up to 15,802,050 shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. If the Company modifies stock-based awards, the modification may result in incremental compensation costs or a reversal of previously recorded accruals. Incremental compensation costs, or reductions in previously recognized costs, are measured in accordance with ASC 718-10-50-2 and are recorded in the consolidated statements of operations over the remaining service period of the awards. As of March 31, 2026 the Company has issued 847,603 non-statutory stock options under the 2021 Plan.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options
Stock options granted under the Plans generally have a contractual term of ten years and vest over four years, with 25% vesting on the first anniversary of the vesting commencement date and the remaining 75% vesting quarterly thereafter. Compensation expense for these awards is recognized when the performance condition is considered probable. The fair value of stock options, including incentive stock options and non-statutory stock options, is estimated on the grant date using the Black-Scholes option pricing model.
A summary of stock options outstanding, excluding LTIP Options as of March 31, 2026, and activity during the three months then ended, is presented below:

Stock Options	Shares (In thousands)	Weighted- Average Exercise Price		Weighted-Average Remaining Contractual Term (In years)
Outstanding at December 31, 2025	100	$0.72		3.5
Granted	758	$8.82		—
Exercised	(10)	$1.06		—
Outstanding at March 31, 2026	848	$7.97		9.2
Vested and Exercisable at March 31, 2026	89	0.68	`	3.1

Restricted Stock Units
The Company regularly grants RSUs to employees as a component of their compensation. A summary of RSUs outstanding as of March 31, 2026, and activity during the three months then ended, is presented below:

Restricted Stock Unit Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2025	8,702	$6.04
Granted	2,841	9.04
Vested	(1,301)	6.42
Forfeited	(676)	3.72
Outstanding at March 31, 2026	9,567	$7.04

As of March 31, 2026, unrecognized compensation cost related to unvested RSU awards expected to be recognized totaled $50.2 million. The weighted-average period over which this remaining compensation cost is expected to be recognized is 2.7 years.
The Company implemented a yearly stock-based bonus plan in 2021 and plans to settle accrued bonus liabilities related to fiscal year 2026 (included in “Accrued compensation expenses” on the condensed consolidated balance sheets), by issuing a variable number of fully-vested restricted stock units to its employees in 2026. As of March 31, 2026, the Company accrued $1.5 million for its 2026 annual bonus, which is expected to be settled in the first quarter of 2027 through the issuance of approximately 167,144 shares based on the Company's closing stock price as of March 31, 2026. However, the actual number of shares will be based on the share price at the date of settlement.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2022 Employee Stock Purchase Plan
Under the Company’s 2022 Employee Stock Purchase Plan (the “2022 ESPP”), eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of offering or 85% of the fair value at the time of purchase, generally over a six-month period. For the three months ended March 31, 2026 and 2025, employees who elected to participate in the ESPP purchased 168,363 and 400,431 shares of common stock under the 2022 ESPP, resulting in cash proceeds to the Company of $0.8 million and $0.8 million, respectively. The purchase price was $4.71 and $2.07, representing a 15% discount to the fair market value in March 2026 and March 2025, respectively. As of March 31, 2026, the Company had 1,074,104 remaining authorized shares available for purchase. During the three months ended March 31, 2026 and 2025, the Company recognized $0.2 million and $0.3 million of stock-based compensation expense for the 2022 ESPP, respectively.

Unvested Earnout Shares
A portion of the earnout shares may be issued to individuals with unvested equity awards. While the payout of these shares requires achievement of share price targets based on the volume weighted average price of the Company’s common stock, the individuals are required to complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earnout shares are equity-classified awards and have an aggregated grant date fair value of $19.1 million or $11.52 per share. The Company recognized $0.0 million of stock-based compensation expense related to forfeitures during each of the three months ended March 31, 2026 and 2025. As of March 31, 2026, there was no remaining compensation cost related to unvested earnout shares, except for forfeitures. Refer to Note 11 - “Earnout Liability”.

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

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.72%	3.52%
Equity volatility rate	100%	93%

As of March 31, 2026 and December 31, 2025, the earnout liability had fair values of $30.5 million and $22.6 million, respectively. The change in value resulted in a loss of $7.9 million for the three months ended March 31, 2026, compared to a gain of $8.1 million for the three months ended March 31, 2025.

12. PROVISION FOR INCOME TAXES
The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during the quarter. The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 were (0.2)% and (0.5)%, respectively. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative adjustment is recorded in that quarter. The Company's quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including the Company’s ability to accurately predict the proportion of the Company’s loss before provision for income taxes in multiple jurisdictions, the tax effects of the Company’s stock-based compensation, and the effects of its foreign entities.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company had no unrecognized tax benefits, and no related interest or penalties were recognized, during the three months ended March 31, 2026 and 2025.

13. SEGMENT INFORMATION
As of March 31, 2026, the Company operates in a single operating and reportable segment. The following table sets forth the Company’s revenue, cost of revenues, total operating expenses, and net income by its single operating and reportable segment:

	Three Months Ended March 31,
	2026	2025
Net revenues	$8,598	$14,018
Cost of revenues (exclusive of amortization of intangibles)	5,361	8,711
Total operating expenses (inclusive of amortization of intangibles)	31,003	30,611
Net loss	(33,785)	(16,829)
14. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
As of March 31, 2026, the Company had non-cancellable contractual agreements that were due beyond one year related to the Company’s lease obligations, see Note 9 - “Leases”.
In December 2024, the Company entered into an agreement with a vendor for the purchase of equipment wherein the Company will make quarterly installment payments of $0.8 million during 2026. As of March 31, 2026 and December 31, 2025, $2.3 million and $3.2 million is recorded within accounts payable and other accrued expenses, respectively.

Legal proceedings and contingencies
From time to time in the ordinary course of business, the Company may become involved in lawsuits, or end customers, distributors, suppliers or other third parties may make claims against the Company. The Company records a provision when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is not currently subject to any pending actions or regulatory proceedings that either individually or in the aggregate are expected to have a material impact on its condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15. RELATED PARTY TRANSACTIONS
Related Party Investment
During 2022 and 2023, Navitas invested an aggregate $2.5 million in preferred interests of an entity under common control with the Company’s joint venture partner. The investment was accounted for as an equity investment under ASC 321 Investments - Equity Securities. In accordance with ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. In October 2024, the Company began accounting for this investment under the equity method in accordance with ASC 323. We recorded our share of losses for the three months ended March 31, 2025, resulting in a net loss of $0.3 million, which was recorded in “Equity method investment gain (loss)” on the Statements of Operations. Effective January 1, 2026, the Company determined this is no longer a related party and it no longer had significant influence over the investee due to the loss of board representation and, accordingly, discontinued the equity method of accounting. The investment is now accounted for as an equity investment under ASC 321 at cost, less any impairment, adjusted for observable price changes. The investment was $7.8 million as of March 31, 2026, and is included in Other Assets in the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to the business of Navitas and its subsidiaries. Throughout this section, unless otherwise noted, “Navitas” refers to Navitas Semiconductor Corporation and its consolidated subsidiaries.
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
Our business is subject to certain risks that could materially and adversely affect our business, financial condition, results of operations, or the value of our securities. These and other risk factors are discussed in the Risk Factors section beginning on p. 13 of our annual report on Form 10-K for the year ended December 31, 2025, as updated in the Risk Factors section in this quarterly report on Form 10-Q, and in other documents we file. If any of these risks materialize or if our assumptions underlying forward-looking statements prove to be incorrect, actual results could differ materially from the results implied by these forward-looking statements.
Overview
Navitas Semiconductor Corporation designs, develops and markets next-generation power semiconductors, including gallium nitride (“GaN”) power integrated circuits (“ICs”), high-voltage silicon carbide (“SiC”) devices, associated high-speed silicon system controllers, and digital isolators used in power conversion and charging applications. We focus primarily on high-power markets, including AI data centers, energy and grid infrastructure, performance computing, and industrial electrification. Our products are designed to improve system efficiency, increase power density, enhance thermal performance, and reduce overall system size and cost compared to traditional silicon-based technologies. By leveraging the electrical properties of wide-bandgap (“WBG”) materials such as GaN and SiC, our solutions enable higher switching frequencies, higher voltage operation, and improved energy efficiency. These capabilities are increasingly important in applications such as hyperscale data centers, renewable energy systems, grid modernization infrastructure, and industrial automation.
We operate as a fabless semiconductor design company and outsource wafer fabrication, assembly, and testing to qualified third-party manufacturing partners. This business model allows us to operate with relatively low capital expenditure requirements; however, our results depend on the capacity, cost structure, yield performance, and operational execution of our manufacturing partners. We maintain operations around the world, including the United States, Philippines, China, Taiwan, and South Korea, with principal executive offices in Torrance, California.

Navitas 2.0 Restructuring Plan
We continue to execute the Navitas 2.0 Restructuring Plan, which was initiated in the fourth quarter of 2025 to reposition the Company as a focused high-power semiconductor provider serving large, durable, higher-margin markets. The plan remains centered on portfolio and organizational realignment, technology roadmap execution, go-to-market optimization, and disciplined investment in strategic end markets.

Results of Operations
The tables and discussion below present our results for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,
	2026		2025
Net revenues	$8,598	100.0%	$14,018	100.0%
Cost of revenues (exclusive of amortization of intangible assets included below)	5,361	62.4	8,711	62.1
Operating expenses:
Research and development	14,567	169.4	12,668	90.4
Selling, general and administrative	11,252	130.9	11,740	83.7
Amortization of intangible assets	4,734	55.1	4,734	33.8
Restructuring expense	450	5.2	1,469	10.5
Total operating expenses	31,003	360.6	30,611	218.4
Loss from operations	$(27,766)	(322.9)%	$(25,304)	(180.5)%

Revenue
We design, develop and manufacture GaN FETs, GaN ICs, SiC MOSFETs and modules, and Schottky diodes that deliver best-in-class performance, ruggedness, and quality. Our revenue represents the sale of semiconductors through specialized distributors to original equipment manufacturers (“OEMs”), their suppliers, and other end customers. We consider the domicile of our end customers, rather than the distributors we sell to directly, to be the basis of attributing revenues from external customers to individual countries. Revenues for the three months ended March 31, 2026 and 2025 (in thousands) were attributable to end customers in the following countries:

	Three Months Ended March 31,		Three Months Ended March 31,
Country	2026		2025
United States	$3,513	41%	$4,346	31%
China	3,110	36	5,747	41
Europe	1,071	12	2,103	15
Asia excluding China	904	11	1,822	13
Total	$8,598	100%	$14,018	100%

The decline in sales of $5.4 million or 39% was primarily due to the decrease in sales of mobile in the Asia region, primarily China, and consumer markets.

Cost of Revenues

	Three Months Ended March 31,
$ in thousands	2026	2025	% Change
Cost of revenues (exclusive of amortization of intangible assets)	$5,361	$8,711	(38.5)%
Percentage of revenue	62.4%	62.1%
The decrease of $3.4 million or 38% was primarily driven by a decline in sales. The increase in percent of revenue was primarily due to higher stock-based compensation.

Research and Development Expense

	Three Months Ended March 31,
$ in thousands	2026	2025	% Change
Research and development	$14,567	$12,668	15.0%
Percentage of revenue	169.4%	90.4%
The increase of $1.9 million was primarily driven by an increase in stock-based compensation as well as research and development materials, partially offset by a decrease in headcount related cost as a result of the Company’s reductions in force.

Selling, General and Administrative Expense

	Three Months Ended March 31,
$ in thousands	2026	2025	% Change
Selling, general and administrative	$11,252	$11,740	(4.2)%
Percentage of revenue	130.9%	83.7%
The decrease of $0.5 million, or 4%, was primarily driven by a reduction in sales commissions and professional fees partially offset by an increase in stock-based compensation.

Amortization of Intangible Assets

	Three Months Ended March 31,
$ in thousands	2026	2025	% Change
Amortization of intangible assets	$4,734	$4,734	—%
Percentage of revenue	55.1%	33.8%
Amortization of intangible assets remained flat.

Restructuring Expense

	Three Months Ended March 31,
$ in thousands	2026	2025	% Change
Restructuring expense	$450	$1,469	(69.4)%
Percentage of revenue	5.2%	10.5%
The decrease of $1.0 million was primarily due to timing of restructuring related plans.
Other Income (Expense), net

	Three Months Ended March 31,
$ in thousands	2026	2025		% Change
Other income (expense), net	$(5,952)	$8,837	—	(167.4)%
Percentage of revenue	(69.2)%	63.0%
The decrease in other income of approximately $14.8 million is primarily due to the change in fair value of our earnout liabilities of $16.0 million partially offset by an increase in interest and dividend income.

Income Tax Provision

	Three Months Ended March 31,
$ in thousands	2026	2025		% Change
Income tax provision	$67	$82	—	(18.3)%
Percentage of revenue	0.8%	0.6%

Income tax provision was flat primarily due to our large loss from operations. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

Equity method investment loss

	Three Months Ended March 31,
$ in thousands	2026	2025		% Change
Equity method investment loss	$—	$(280)	—	(100.0)%
Percentage of revenue	—%	(1.9)%
In the first quarter of 2026, the Company discontinued the application of the equity method of accounting following the loss of significant influence.

Liquidity and Capital Resources
Our primary use of cash is to fund operating expenses, working capital requirements, research and development, and capital expenditures. In addition, we use cash for strategic investments and acquisitions.
We expect to continue to incur net operating losses and negative cash flows from operations and we expect our research and development expenses, general and administrative expenses, and capital expenditures will remain relatively flat.
We currently expect to fund our cash requirements through the use of cash and cash equivalents on hand. We believe that our current levels of cash and cash equivalents are sufficient to finance our operations, working capital requirements, and capital expenditures for the foreseeable future.

Cash Flows
The following table summarizes our consolidated cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	March 31, 2026	March 31, 2025
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(16,362)	$(13,533)
Net cash used in investing activities	$(388)	$(41)
Net cash provided by financing activities	$1,518	$949
Net decrease in cash, cash equivalents and restricted cash	$(15,232)	$(12,625)

	March 31, 2026	December 31, 2025	$ Change	% Change
Cash, cash equivalents and restricted cash	$223,370	$238,602	$(15,232)	(6)%

We derive liquidity primarily from cash on hand and equity financing activities. The changes in our cash flows for the three months ended March 31, 2026, compared to the same period in 2025, were primarily driven by the following:
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2026 was $16.4 million compared to $13.5 million for the three months ended March 31, 2025. The increase was primarily driven by a higher net loss, including unfavorable change in the fair value of the earnout liability and working capital, partially offset by higher non-cash stock-based compensation.
Investing Activities
Net cash used in investing activities increased slightly during the three months ended March 31, 2026, compared to the same period in 2025, primarily due to additional capital expenditures for R&D equipment.
Financing Activities
Net cash provided by financing activities increased $0.6 million primarily driven by higher proceeds from stock option exercises, partially offset by increased payments on finance lease obligations.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. As of March 31, 2026, our non-cancellable contractual arrangements consisted of lease obligations and an agreement for the purchase of equipment. Refer to Note 9 - “Leases” for further information on our minimum future payments related to lease obligations.

Off-Balance Sheet Commitments and Arrangements
As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
There have been no material changes to our critical accounting policies and estimates from the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2025 annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Conditions

Adverse changes in the global economy may continue to negatively impact demand for our products. This includes shifts in vendor inventory levels and altered customer ordering behaviors, such as unexpected cancellations.

Commodity Risk

We are exposed to price fluctuations for commodity raw materials used in our end products. Suppliers often pass these cost increases to us through price hikes or surcharges. While we primarily rely on purchase orders rather than long-term contracts, we actively mitigate this risk by securing firm pricing aligned with our planned production volumes.

Foreign Exchange and Interest Rate Risk

We are exposed to market risks from fluctuations in foreign currency exchange rates and interest rates, which may adversely impact our financial position. We regularly assess these risks and utilize established policies to protect against potential adverse financial effects.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and involvement of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings. See Note 14 - “Commitments and Contingencies” – to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Item 1A. Risk Factors.
There have been no material changes from the risk factors described under Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

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

10.1
Offer Letter, dated March 11, 2026, between Navitas Semiconductor USA, Inc. and Tonya Stevens (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, filed with the SEC on March 11, 2026).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith ** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Chris Allexandre
Chris Allexandre
President and Chief Executive Officer
(principal executive officer)

Date:	May 5, 2026

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Tonya Stevens
Tonya Stevens
Chief Financial Officer
(principal financial and accounting officer)

Date:	May 5, 2026