Form 10-Q
period 2026-06-30
Navitas Semiconductor Corp
filed 2026-07-27
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 261,093,488 shares of Class A Common Stock and 0 shares of Class B Common Stock were outstanding at July 24, 2026.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except shares and par value)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$557,409	$236,857
Accounts receivable, net of allowance of $251 as of June 30, 2026 and $468 as of December 31, 2025	4,767	3,621
Inventories	19,510	13,283
Prepaid expenses and other current assets	19,840	4,399
Restricted cash	863	1,745
Total current assets	602,389	259,905
Property and equipment, net	8,570	9,779
Operating lease right of use assets	4,109	5,166
Finance lease right of use assets	602	766
Intangible assets, net	43,790	53,258
Goodwill	163,215	163,215
Other assets	9,754	8,380
Total assets	$832,429	$500,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued expenses	$19,506	$22,350
Accrued compensation expenses	5,970	4,949
Operating lease liabilities, current	1,835	1,866
Finance lease liabilities, current	331	323
Earnout liability	—	22,632
Total current liabilities	27,642	52,120
Operating lease liabilities noncurrent	2,681	3,827
Finance lease liabilities noncurrent	289	456
Deferred tax liabilities	405	405
Total liabilities	31,017	56,808
Commitments and contingencies (Note 14)
Stockholders' equity
Class A common stock, $0.0001 par value, 740,000,000 shares authorized as of June 30, 2026 and December 31, 2025, and 261,080,388 and 230,525,464 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	26	26
Class B common stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025, and 0 shares issued and outstanding at both June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,565,135	945,381
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(763,742)	(501,739)
Total stockholders’ equity	801,412	443,661
Total liabilities and stockholders’ equity	$832,429	$500,469
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net revenues	$10,529	$14,490	$19,127	$28,508
Cost of revenues (exclusive of amortization of intangible assets included below)	6,451	12,162	11,813	20,873
Operating expenses:
Research and development	13,152	11,496	27,719	24,164
Selling, general and administrative	13,038	7,751	24,290	19,491
Amortization of intangible assets	4,734	4,734	9,468	9,468
Restructuring expense	344	—	794	1,469
Total operating expenses	31,268	23,981	62,271	54,592
Loss from operations	(27,190)	(21,653)	(54,957)	(46,957)
Other income (expense), net:
Interest income (expense), net	274	131	538	93
Dividend income	1,827	647	3,515	1,391
Loss from change in fair value of earnout liabilities	(203,068)	(27,964)	(210,981)	(19,851)
Other income	10	37	20	55
Total other income (expense), net	(200,957)	(27,149)	(206,908)	(18,312)
Loss before income taxes	(228,147)	(48,802)	(261,865)	(65,269)
Income tax provision	71	48	138	130
Equity method investment loss	—	(225)	—	(505)
Net loss	$(228,218)	$(49,075)	$(262,003)	$(65,904)

Net loss per common share
Basic net loss per share attributable to common stockholders	$(0.95)	$(0.25)	$(1.11)	$(0.34)
Diluted net loss per share attributable to common stockholders	$(0.95)	$(0.25)	$(1.11)	$(0.34)

Weighted average common shares used in net loss per share attributable to common shareholders
Basic common shares	240,643	198,956	235,874	193,462
Diluted common shares	240,643	198,956	235,874	193,462
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Stockholders' Equity
SIX MONTHS ENDED JUNE 30, 2026	Class A common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2025	230,525	$26	$945,381	$(501,739)	$(7)	$443,661
Issuance of common stock under employee stock option and stock award plans	1,480	—	803	—	—	803
Stock-based compensation expense related to employee and non-employee stock awards	—	—	9,370	—	—	9,370
Net loss	—	—	—	(33,785)	—	(33,785)
BALANCE AT MARCH 31, 2026	232,005	$26	$955,554	$(535,524)	$(7)	$420,049
Issuance of common stock under employee stock option and stock award plans	1,953	$—	$1	$—	$—	$1
Shares issued in connection with the At-the-market offering	17,397	2	380,729	—	—	380,731
Costs for the issuance of common stock for the At-the-market offering	—	—	(7,566)	—	—	(7,566)
Stock-based compensation expense related to employee and non-employee stock awards	—	—	6,553	—	—	6,553
Share activity in connection with Earnout settlement	9,726	(2)	229,864			229,862
Net loss	—	—	—	(228,218)	—	(228,218)
BALANCE AT JUNE 30, 2026	261,081	$26	$1,565,135	$(763,742)	$(7)	$801,412

	Stockholders' Equity
SIX MONTHS ENDED JUNE 30, 2025	Class A common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	188,114	$22	$732,784	$(384,786)	$(7)	$348,013
Issuance of common stock under employee stock option and stock award plans	3,649	—	3,979	—	—	3,979
Costs for the issuance of common stock for the At-the-market offering	—	—	(346)	—	—	(346)
Stock-based compensation expense related to employee and non-employee stock awards	—	—	7,003	—	—	7,003
Net loss	—	—	—	(16,829)	—	(16,829)
BALANCE AT MARCH 31, 2025	191,763	$22	$743,420	$(401,615)	$(7)	$341,820
Issuance of common stock under employee stock option and stock award plans	1,540	$—	$889	$—	$—	$889
Shares issued in connection with the At-the-market offering	19,781	2	99,998	—	—	100,000
Costs for the issuance of common stock for the At-the-market offering	—	—	(2,904)	—	—	(2,904)
Stock-based compensation expense related to employee and non-employee stock awards	—	—	(1,853)	—	—	(1,853)
Net loss	—	—	—	(49,075)	—	(49,075)
BALANCE AT JUNE 30, 2025	213,084	$24	$839,550	$(450,690)	$(7)	$388,877
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(262,003)	$(65,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,869	1,677
Amortization of intangible assets	9,468	9,468
Non-cash lease expense	742	896
Stock-based compensation expense	18,724	6,059
Allowance for expected credit losses	(216)	750
Loss from equity method investment	—	505
Loss on disposition of property and equipment	8	8
Loss from change in fair value of earnout liability	210,981	19,851
Deferred income taxes	—	(35)
Change in operating assets and liabilities:
Accounts receivable	(930)	756
Inventories	(6,227)	353
Prepaid expenses and other current assets	(15,443)	(6)
Other assets	54	954
Accounts payable, accrued compensation and other accrued expenses	(4,513)	728
Operating lease liability	(862)	(825)
Net cash used in operating activities	(48,348)	(24,765)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property and equipment	—	46
Investment purchases	(1,428)	—
Purchases of property and equipment	(615)	(720)
Net cash used in investing activities	(2,043)	(674)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of shares in the At-the-market offerings	380,731	100,000
Costs for the issuance of common stock for the At-the-market offering	(7,566)	(3,250)
Proceeds from issuance of common stock in connection with stock option exercises	12	1,023
Proceeds from employee stock purchase plan	793	818
Settlement of earnout shares	(3,750)	—
Payments on finance lease obligations	(158)	(51)
Net cash provided by financing activities	370,061	98,540
NET INCREASE IN CASH	319,670	73,101
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	238,602	88,240
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$558,272	$161,341

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$557,409	$161,189
Restricted cash	863	152
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$558,272	$161,341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$62	$187
Cash paid for interest	$17	$8
Capital expenditures in accounts payable	$111	$267

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in connection with Earnout Settlement	$229,862	$—
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
The Company has two authorized classes of common stock: Class A common stock, par value of $0.0001 per share (“Class A common stock”) and Class B common stock, par value of $0.0001 per share (“Class B common stock”). Both classes have identical voting, dividend, and liquidation rights. There were no outstanding Class B shares as of June 30, 2026 and December 31, 2025. The Company also has authorized 1.0 million shares of preferred stock, par value of $0.0001 per share (“preferred stock”), with no amounts outstanding as of June 30, 2026 and December 31, 2025. The preferred stock may be issued with terms, rights, and preferences determined by the board of directors at the time of issuance.

Execution of At-The-Market Sales Agreements

On May 11, 2026, the Company filed a shelf registration statement on Form S-3ASR and entered into a Sales Agreement with Craig-Hallum Capital Group LLC and UBS Securities LLC as sales agents, pursuant to which the Company may offer and sell shares of its Class A common stock from time to time in an “at the market” (“ATM”) offering program. During the three and six months ended June 30, 2026, the Company completed sales of approximately 6.5 million shares of Class A common stock under this ATM program, resulting in gross proceeds of approximately $125 million and offering-related costs of approximately $2.5 million. The Sales Agreement terminated in accordance with its terms on May 12, 2026, following the sale of shares of the Company’s Class A common stock constituting the maximum aggregate offering amount of $125.0 million. The shares sold under this ATM program were offered and sold pursuant to the Company’s registration statement on Form S-3ASR (File No. 333-295754), the prospectus included therein, and the prospectus supplement filed with the SEC on May 11, 2026.

On June 8, 2026, the Company filed a second automatic shelf registration statement on Form S-3ASR and entered into a new Sales Agreement with UBS Securities LLC, Morgan Stanley & Co. LLC and Needham & Company, LLC as sales agents, pursuant to which the Company may offer and sell shares of its Class A common stock from time to time in an ATM offering program. Under the related prospectus supplement, the Company may offer and sell shares having an aggregate offering price of up to $500.0 million. During the three and six months ended June 30, 2026, the Company completed sales of approximately 10.9 million shares of Class A common stock under this ATM program, resulting in gross proceeds of approximately $255.8 million and offering-related costs of approximately $5.0 million. The shares sold under this ATM program were offered and sold pursuant to the Company’s registration statement on Form S-3ASR (File No. 333-296576), the prospectus included therein, and the prospectus supplement filed with the SEC on June 8, 2026.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation for the three and six months ended June 30, 2026. Equipment previously included in construction in progress has been reclassified to computers and other equipment. This reclassification had no impact on net loss or retained earnings.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which mandates enhanced disclosure of specific costs and expenses within the notes to the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the extent of the additional disclosures required.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments eliminate references to software development project stages, making the guidance neutral across various software development methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance will result in additional disclosures within the notes to the Company's consolidated financial statements but will not affect the Company's consolidated financial position, results of operations, or cash flows. The Company is currently evaluating its potential impact on its Consolidated Financial Statements.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3. NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net income (loss) by the weighted-average shares of common stock and dilutive common equivalent shares outstanding during the period. The Company has no plans to declare dividends.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Weighted-average common shares - basic common stock	240,643	198,956	235,874	193,462
Stock options and other dilutive awards	—	—	—	—
Weighted-average common shares - diluted common stock	240,643	198,956	235,874	193,462

Shares excluded from diluted weighted-average shares:
Dilutive shares excluded ¹	5,615	1,694	5,224	1,551
¹ The Company’s potentially dilutive securities, which include unexercised stock options, unvested restricted stock units, and 2022 ESPP (as defined below) shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, there were no earnout shares or sponsor earnout shares excluded from diluted weighted-average common shares based on performance, market or forfeiture conditions. The Company’s earnout obligations were settled during the three months ended June 30, 2026, and no earnout liability remained outstanding as of June 30, 2026. See Note 11 - “Earnout Liability.” As of June 30, 2025, the Company excluded 10.0 million earnout shares, 3.3 million LTIP options, and 1.3 million sponsor earnout shares subject to forfeiture from the diluted weighted-average share count because the applicable performance and/or market conditions had not been achieved.
4. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
A majority of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including OEMs and merchant power supply manufacturers.
The following customers represented 10% or more of the Company’s net revenues for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2026	2025	2026	2025
Distributor A	71%	*	69%	*
Distributor B	*	54%	*	53%

Revenues by Geographic Area
Revenues for the three and six months ended June 30, 2026 and 2025 were attributable to the following regions:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2026	2025	2026	2025
Hong Kong	76%	60%	76%	60%
United States	12	11	12	10
Rest of Asia	8	16	8	20
China	2	12	2	9
Europe	2	1	2	1
Total	100%	100%	100%	100%
Concentration of Credit Risk
The following customers represented 10% or more of the Company’s accounts receivable (in thousands).

Customer	June 30, 2026		December 31, 2025
Distributor A	$2,457	50%	$860	26%
Distributor B	844	17%	607	18%
Distributor C	733	15%	100	*
Distributor D	608	12%	428	13%
* Customer revenues or accounts receivable represented less than 10% of total revenues or accounts receivable.
5. BALANCE SHEET COMPONENTS
Accounts Receivable

Accounts receivable are non-interest-bearing and stated net of an allowance for expected lifetime credit losses, as detailed in our annual report on Form 10-K for the year ended December 31, 2025. Accounts receivable, net consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable, gross	$4,963	$3,352
Unbilled receivables	55	737
Allowance for credit losses	(251)	(468)
Accounts receivable, net	$4,767	$3,621

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Allowance for credit losses activity (in thousands):

Allowance for Credit Losses
Balance at December 31, 2024	$(135)
Provision for credit losses	(844)
Accounts written-off	511
Balance at December 31, 2025	$(468)
Provision for credit losses	—
Recovery of prior accounts written off	216
Balance at June 30, 2026	$(251)

Inventories

Inventories consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$3,399	$1,224
Work-in-process	10,976	7,920
Finished goods	5,135	4,139
Total	$19,510	$13,283
Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30, 2026	December 31, 2025	Useful Life
Furniture and fixtures	$351	$295	3 — 7 years
Computers and other equipment	16,013	15,675	2 — 5 years
Leasehold improvements	4,430	4,383	2 — 6 years
	20,794	20,353
Accumulated depreciation	$(12,224)	(10,574)
Total	$8,570	$9,779

6. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The short-term nature of the Company’s cash and cash equivalents, accounts receivable and current liabilities causes each of their carrying values to approximate fair value for all periods presented.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the Company’s fair value hierarchy for financial instruments (in thousands):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$488,565	$—	$—	$488,565	$185,050	$—	$—	$185,050
Total	$488,565	$—	$—	$488,565	$185,050	$—	$—	$185,050

Liabilities:
Earnout liability	$—	$—	$—	$—	$—	$—	$22,632	$22,632
Total	$—	$—	$—	$—	$—	$—	$22,632	$22,632

7. INTANGIBLES
The following table presents the Company’s finite-lived intangible asset balances by asset class (in thousands):

	June 30, 2026			December 31, 2025
Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed Technology	54,677	(51,574)	3,103	54,677	(44,741)	9,936
Patents	34,900	(9,524)	25,376	34,900	(8,294)	26,606
Customer Relationships	24,300	(9,416)	14,884	24,300	(8,201)	16,099
Non-Competition Agreements	1,900	(1,473)	427	1,900	(1,283)	617
Total	$115,777	$(71,987)	$43,790	$115,777	$(62,519)	$53,258

Total future amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending December 31,	Total
2026 (remainder of fiscal 2026)	$4,852
2027	5,641
2028	4,996
2029	4,690
2030	4,690
Thereafter	18,921
Total	$43,790

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
8. RESTRUCTURING
On January 20, 2025, the Company announced a cost-reduction plan (“2025 Restructuring Plan”) aimed at further streamlining operations and enhancing its focus on AI data centers, EV, and mobile applications. The plan included a 19% reduction in workforce, with most associated costs related to severance and stock-based compensation. No restructuring-related liabilities under the 2025 Restructuring Plan remain as of June 30, 2026. During the three and six months ended June 30, 2025, the Company incurred $0 million and $1.5 million, respectively in restructuring costs related to this plan.
During the fourth quarter of 2025, the Company announced the Navitas 2.0 Restructuring Plan (“Restructuring Plan”) to further streamline its organization and enhance operational efficiency in support of its long-term growth strategy across high-priority markets, AI data centers, energy and grid infrastructure, performance computing and industrial electrification. The plan primarily consists of a 19% targeted workforce reduction and organizational realignments, with associated costs largely related to employee severance and benefits, contract termination costs, and fixed asset impairments. These actions are intended to sharpen the Company’s focus on higher-value opportunities, strengthen its technology leadership, and improve financial discipline. As of June 30, 2026, the actions under the Restructuring Plan were substantially complete, with remaining costs expected to be recognized by the end of fiscal year 2026.
A summary of the balance sheet activity related to the Restructuring Plan is as follows (in thousands):

	Amounts accrued as of December 31, 2025	Cost Incurred	Cash Payments	Non-Cash Adjustments	Amounts accrued as of June 30, 2026
Employee Severance and Benefits	$982	$10	$(992)	$—	$—
Contract Terminations	6,626	$77	(6,695)	—	8
Other	109	$707	$(407)	$(409)	—
	$7,717	$794	$(8,094)	$(409)	$8

9. LEASES
The Company has entered into operating leases primarily for corporate offices, sales offices, research and development facilities, and a finance lease for equipment.
Information related to the Company’s right-of-use assets and related operating and finance lease liabilities was as follows (in thousands):

	Six Months Ended June 30,
Operating Leases	2026	2025
Cash paid for operating lease liabilities	$2,194	$1,074
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,539	$137

	Six Months Ended June 30,
Finance Lease	2026	2025
Cash paid for principal portion of finance lease	$158	$51
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$985

	Operating Leases	Finance Lease
Weighted-average remaining lease term in years	2.58	1.83
Weighted-average discount rate	5.1%	5.0%

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$1,304	$516	$1,837	$1,062
Finance lease amortization	$82	$55	$164	$55
Finance lease interest expense	$8	$8	$17	$8

Maturities of operating and finance lease liabilities were as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases	Finance Lease
2026 (remainder of fiscal 2026)	$2,006	$353
2027	1,732	295
2028	933	—
2029	69	—
2030	72	—
	4,811	648
Less imputed interest	(295)	(27)
Total lease liabilities	$4,516	$620

10. STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expense recognized for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$82	$71	$200	$107
Research and development	3,917	(364)	9,129	3,474
Selling, general and administrative	4,386	(620)	9,395	2,478
Total stock-based compensation expense	$8,385	$(913)	$18,724	$6,059

Equity Incentive Plans
The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of Common Stock; plus (b) up to 15,802,050 shares of Common Stock subject to awards under the 2020 Plan that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. When the Company modifies stock-based awards, the modification may result in incremental compensation costs or a reversal of previously recorded accruals. Incremental compensation costs, or reductions in previously recognized costs, are measured in accordance with ASC 718-10-50-2 and are recorded in the consolidated statements of operations over the remaining service period of the awards. As of June 30, 2026 the Company has 1,337,494 non-statutory stock options outstanding under the 2021 Plan.

Stock Options

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
A summary of stock options outstanding, and activity during the three and six months then ended, is presented below:

Stock Options	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)
Outstanding at December 31, 2025	100	$0.72	3.5
Granted	758	$8.82	—
Exercised	(10)	$1.06	—
Outstanding at March 31, 2026	848	$7.97	9.2
Granted	545	$9.17	—
Exercised	(1)	$1.06	—
Forfeited or expired	(55)	$9.00	—
Outstanding at June 30, 2026	1,337	$8.35	9.3
Vested and Exercisable at June 30, 2026	89	$0.68	2.8

Restricted Stock Units
The Company regularly grants RSUs to employees as a component of their compensation. A summary of RSUs outstanding as of June 30, 2026, and activity during the six months then ended, is presented below:

Restricted Stock Unit Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2025	8,702	$6.04
Granted	2,841	9.04
Vested	(1,301)	6.42
Forfeited	(676)	3.72
Outstanding at March 31, 2026	9,567	$7.04
Granted	795	15.19
Vested	(1,952)	5.16
Forfeited	(659)	7.09
Outstanding at June 30, 2026	7,751	$8.35

As of June 30, 2026, unrecognized compensation cost related to unvested RSU awards expected to be recognized totaled $51.8 million. The weighted-average period over which this remaining compensation cost is expected to be recognized is 2.7 years.
The Company implemented a yearly stock-based bonus plan in 2021 and plans to settle accrued bonus liabilities related to fiscal year 2026 (included in “Accrued compensation expenses” on the condensed consolidated balance sheets), by issuing a variable number of fully-vested restricted stock units to its employees in 2027. As of June 30, 2026, the Company accrued $3.3 million for its 2026 annual bonus, which is expected to be settled in the first quarter of 2027 through the issuance of shares. The actual number of shares will be based on the share price at the date of settlement.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2022 Employee Stock Purchase Plan
Under the Company’s 2022 Employee Stock Purchase Plan (the “2022 ESPP”), eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of offering or 85% of the fair value at the time of purchase, generally over a six-month period. For the three and six months ended June 30, 2026, employees who elected to participate in the 2022 ESPP purchased 168,363 shares of common stock under the 2022 ESPP, resulting in cash proceeds to the Company of $0.8 million. For the three and six months ended June 30, 2025, employees who elected to participate in the 2022 ESPP purchased 400,431 shares of common stock under the 2022 ESPP, resulting in cash proceeds to the Company of $0.8 million. The purchase price was $4.71 and $2.07, representing a 15% discount to the fair market value in March 2026 and March 2025, respectively. As of June 30, 2026, the Company had 1,074,104 remaining authorized shares available for purchase. During the three and six months ended June 30, 2026 the Company recognized $0.2 million and $0.4 million of stock-based compensation expense for the 2022 ESPP, respectively.

11. EARNOUT LIABILITY
Certain former stockholders of Legacy Navitas (as defined below) and certain other persons were entitled to receive an aggregate of up to 10.0 million "earnout shares" of the Company's Class A common stock upon the achievement of certain earnout milestones as specifically described in the Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”), dated as of May 6, 2021, by and among the Company’s predecessor entity (then named Live Oak Acquisition Corp. II), Live Oak Merger Sub Inc. and Navitas Semiconductor Limited, including as domesticated in the State of Delaware as Navitas Semiconductor Ireland, LLC (“Legacy Navitas”). The earnout milestones represented three independent criteria, each of which entitled the eligible stockholders to up to approximately 3.3 million aggregate earnout shares upon achievement of the applicable milestone, respectively. For additional information regarding the earnout arrangement and the earnout milestones, see Note 11, "Earnout Liability," to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2025.
The earnout obligation was primarily liability-classified. The earnout liability was initially recognized at fair value at the closing of the series of related transactions pursuant to which the predecessor entity of the Company acquired all of the equity interests of Legacy Navitas (the “Business Combination”) in October 2021 and was remeasured at fair value at the end of each subsequent reporting period, with changes in fair value recorded in other income (expense), net, in the condensed consolidated statements of operations. A portion of the earnout shares associated with holders subject to continuing service requirements was equity-classified and accounted for as stock-based compensation (see Note 10, "Stock-based Compensation," to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2025).
During the three months ended June 30, 2026, all three earnout triggering events were achieved. Triggering Event I, Triggering Event II, and Triggering Event III (each, as defined in the Business Combination Agreement) were achieved on May 15, 2026, May 29, 2026, and June 11, 2026, respectively. The Company remeasured the earnout liability through each applicable trigger date and recognized the resulting changes in fair value in other income (expense), net. The change in fair value of the earnout liability was recorded as a loss of approximately $203.1 million and $211.0 million for the three and six months ended June 30, 2026, respectively.
The earnout obligations were settled primarily through the issuance of an aggregate of 9.8 million shares of Class A common stock across Triggering Event I, Triggering Event II, and Triggering Event III. As of June 30, 2026, all earnout obligations had been settled and no earnout liability remained outstanding.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Six Months Ended June 30, 2026
Earnout liability as of December 31, 2025	22,632
Change in fair value of earnout liability	210,981
Settlement of earnout liability	(233,613)
Earnout liability as of June 30, 2026	$—

Sponsor Earnout Shares
As previously disclosed, on May 18, 2026, the Company entered into a Settlement, Release and Amendment Agreement with Live Oak Sponsor Partners II, LLC (“Live Oak Sponsor”) to resolve disputes related to the calculation and vesting of certain sponsor earnout shares issued under the Sponsor Letter Agreement entered into in 2021 in connection with the Business Combination.
Pursuant to the agreement, the Company released approximately 0.7 million sponsor earnout shares from vesting, forfeiture and transfer restrictions, approximately 0.4 million sponsor earnout shares were acknowledged as previously earned, and approximately 0.1 million sponsor earnout shares were forfeited by Live Oak Sponsor and cancelled. The sponsor earnout shares were issued at the time of the Business Combination and were subject to vesting restrictions based on certain triggering events described in the Sponsor Letter Agreement.
The sponsor earnout shares subject to the settlement were issued under the Sponsor Letter Agreement and are separate from the Business Combination earnout arrangement described above. The Company accounted for the sponsor earnout share settlement within stockholders’ equity, with no gain, loss, or other impact on the condensed consolidated statements of operations.

12. PROVISION FOR INCOME TAXES
The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during the quarter. The Company’s effective tax rates for the three and six months ended June 30, 2026 were (0.03)% and (0.05)%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2025 were (0.11)% and (0.20)%, respectively. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative adjustment is recorded in that quarter. The Company's quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including the Company’s ability to accurately predict the proportion of the Company’s loss before provision for income taxes in multiple jurisdictions, the tax effects of the Company’s stock-based compensation, and the effects of its foreign entities.
The Company had no unrecognized tax benefits, and no related interest or penalties were recognized, during the three and six months ended June 30, 2026 and 2025.

13. SEGMENT INFORMATION
As of June 30, 2026, the Company operates in a single operating and reportable segment. The following table sets forth the Company’s revenue, cost of revenues, total operating expenses, and net loss by its single operating and reportable segment:

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$10,529	$14,490	$19,127	$28,508
Cost of revenues (exclusive of amortization of intangibles)	6,451	12,162	11,813	20,873
Total operating expenses (inclusive of amortization of intangibles)	31,268	23,981	62,271	54,592
Net loss	(228,218)	(49,075)	(262,003)	(65,904)
14. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
As of June 30, 2026, the Company had non-cancellable contractual agreements that were due beyond one year related to the Company’s lease obligations, see Note 9 - “Leases”.
In December 2024, the Company entered into an agreement with a vendor for the purchase of equipment wherein the Company will make quarterly installment payments of $0.9 million during 2026. As of June 30, 2026 and December 31, 2025, $1.4 million and $3.2 million were recorded within accounts payable and other accrued expenses, respectively.

Legal proceedings and contingencies
From time to time, the Company may become involved in lawsuits, or end customers, distributors, suppliers or other third parties may make claims against the Company. The Company records a provision when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Except as described below, the Company is not currently subject to any pending actions or regulatory proceedings that either individually or in the aggregate are expected to have a material impact on its condensed consolidated financial statements.
On or about July 7, 2026, Wolfspeed filed a patent infringement lawsuit in the United States District Court for the District of Delaware against the Company and several of its affiliates. The lawsuit alleges that certain Navitas GaN and SiC products infringe multiple Wolfspeed patents, including U.S. Patent Nos. 8,169,005, 10,998,418, 10,886,396, 10,749,443, and 11,888,392 and seeks monetary damages, injunctive relief and other relief. The products against which Wolfspeed is asserting one or more of its patents include the Company’s GaNFast® products (e.g., models NV6115 and NV6512C), GaNSlim™ products, GaNSafe® products, and GaN FET products, as well as its GeneSiC™ MOSFET products and SiCPAK™ Module products. The Company will vigorously defend itself against this lawsuit, but patent litigation is costly and outcomes are uncertain. An adverse result could have a material adverse effect on the Company’s business and even if the Company prevails in the litigation, doing so may be costly and time consuming and may divert management’s attention from its business. The Company has not recorded a liability for this matter. Given the preliminary stage of the proceeding, the Company is unable to estimate the reasonably possible loss or range of loss, if any.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
15. RELATED PARTY TRANSACTIONS
Related Party Investment
During 2022 and 2023, the Company invested an aggregate of $2.5 million in preferred interests of an entity under common control with the Company’s joint venture partner. In October 2024, the Company began accounting for this investment under the equity method in accordance with ASC 323 and recorded our share of losses of approximately $0.2 million and $0.5 million during the three and six months ended June 30, 2025, respectively, which were included in “Equity method investment gain (loss)” in the condensed consolidated statements of operations. Effective January 1, 2026, the Company determined it no longer had significant influence over this investee due to the loss of board representation and, accordingly, discontinued application of the equity method and now accounts for the investment under ASC 321 at cost, adjusted for observable price changes. During the three months ended June 30, 2026, the Company also invested $1.4 million in preferred equity interests of a separate entity. These investments are accounted for as equity investments under ASC 321, Investments – Equity Securities, using the measurement alternative. As of June 30, 2026, the aggregate carrying value of these investments was $9.2 million and is included in Other Assets in the condensed consolidated balance sheets.
Strategic Partnership with Magnachip

Subsequent to June 30, 2026, the Company entered into a strategic partnership with Magnachip Semiconductor Corporation, a related party. See Note 16 - "Subsequent Events" for additional information.

16. SUBSEQUENT EVENTS
Renesas Litigation
On or about July 22, 2026, Renesas Electronics Corporation ("Renesas") filed a lawsuit against the Company and two of the Company's employees who are former employees of Renesas, including the Company's chief executive officer, alleging misappropriation of trade secrets, breach of contract and other claims. The litigation was filed in the United States District Court for the Northern District of California. The Company is evaluating this complaint and intends to vigorously defend itself against these allegations, but a negative result could have a material adverse impact on the Company's business. The Company has not recorded a liability for this matter. Given the preliminary stage of the proceeding, the Company is unable to estimate the reasonably possible loss or range of loss, if any.

Strategic Partnership with Magnachip
On or about July 23, 2026, the Company announced that it had entered into a strategic partnership with Magnachip Semiconductor Corporation ("Magnachip") to license the Company's GeneSiC™ Trench-Assisted Planar™ ("TAP") technology to enter the HV and UHV SiC markets. The agreement also contemplates making the Company's SiC supply chain and materials ecosystem available to Magnachip and porting, qualifying and internalizing this technology at Magnachip's fab in South Korea in the future on commercial terms to be finalized. The financial aspect of this transaction is not readily determinable at this time, but exceeds $120,000. This transaction is a related party transaction because the Company's director, Mr. Cristiano Amoruso, is also a member of Magnachip's board of directors and has an indirect financial interest in both companies. Mr. Amoruso was not involved in the negotiation of this transaction, and the Company's audit committee has reviewed and approved the transaction, with Mr. Amoruso abstaining.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us,” or “our” refer to the business of Navitas and its subsidiaries. Throughout this section, unless otherwise noted, “Navitas” refers to Navitas Semiconductor Corporation and its consolidated subsidiaries.
This quarterly report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are attempts to predict or indicate future events or trends or similar statements that are not a reflection of historical fact. Forward-looking statements may be identified by the use of words such as “we expect” or “are expected to be,” “estimate,” “plan,” “project,” “forecast,” “intend,” “anticipate,” “believe,” “seek,” or other similar expressions. Forward-looking statements are made based on estimates and forecasts of financial and performance metrics, projections of market opportunity and market share and current indications of customer interest, all of which are based on various assumptions, whether or not identified in this quarterly report. All such statements are based on current expectations of the management of the Company and are not predictions of actual future performance. Forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by any investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions and expectations. Many actual events and circumstances that affect performance are beyond the control of the Company, and forward-looking statements are subject to a number of uncertainties.
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

Execution of At-The-Market Sales Agreements
On May 11, 2026, we entered into a Sales Agreement with Craig-Hallum Capital Group LLC and UBS Securities LLC (the “First Sales Agreement”) pursuant to which we could offer and sell, from time to time, shares of our Class A common stock having an aggregate offering price of up to $125.0 million. The First Sales Agreement terminated in accordance with its terms on May 12, 2026 in accordance with its terms upon completion of the offering. On June 8, 2026, we entered into an additional Sales Agreement with UBS Securities LLC, Morgan Stanley & Co. LLC and Needham & Company, LLC (the “Second Sales Agreement”). Pursuant to the Second Sales Agreement, we may offer and sell, from time to time, shares of our Class A common stock having an aggregate offering price of up to $500.0 million. During the six months ended June 30, 2026, we sold approximately 6.5 million shares of our Class A common stock and completed our $125.0 million at-the-market offering program in its entirety. We also sold approximately 10.9 million shares of our Class A common stock for gross proceeds of $255.8 million of common stock under our $500.0 million at-the-market offering program.

Navitas 2.0 Restructuring Plan
We continue to execute the Navitas 2.0 Restructuring Plan, which was initiated in the fourth quarter of 2025 to reposition the Company as a focused high-power semiconductor provider serving large, durable, higher-margin markets. The plan remains centered on portfolio and organizational realignment, technology roadmap execution, go-to-market optimization, and disciplined investment in strategic end markets. As of June 30, 2026, the actions under the Restructuring Plan were substantially complete, with remaining costs expected to be recognized by the end of fiscal year 2026.
Results of Operations
The tables and discussion below present our results for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Change $	Change %
	2026	2025
Net revenues	$10,529	$14,490	$(3,961)	(27)%
Cost of revenues (exclusive of amortization of intangible assets included below)	6,451	12,162	(5,711)	(47)%
Operating expenses:
Research and development	13,152	11,496	1,656	14%
Selling, general and administrative	13,038	7,751	5,287	68%
Amortization of intangible assets	4,734	4,734	—	—%
Restructuring expense	344	—	344	—%
Total operating expenses	31,268	23,981	7,287	30%
Loss from operations	$(27,190)	$(21,653)	(5,537)	26%

	Six Months Ended June 30,		Change $	Change %
	2026	2025
Net revenues	$19,127	$28,508	$(9,381)	(33)%
Cost of revenues (exclusive of amortization of intangible assets included below)	11,813	20,873	(9,060)	(43)%
Operating expenses:
Research and development	27,719	24,164	3,555	15%
Selling, general and administrative	24,290	19,491	4,799	25%
Amortization of intangible assets	9,468	9,468	—	—%
Restructuring expense	794	1,469	(675)	(46)%
Total operating expenses	62,271	54,592	7,679	14%
Loss from operations	$(54,957)	$(46,957)	(8,000)	17%

Revenue
We design, develop and manufacture GaN FETs, GaN ICs, SiC MOSFETs and modules, and Schottky diodes that deliver best-in-class performance, ruggedness, and quality. Our revenue represents the sale of semiconductors through specialized distributors to original equipment manufacturers (“OEMs”), their suppliers, and other end customers. We consider the domicile of our end customers, rather than the distributors we sell to directly, to be the basis of attributing revenues from external customers to individual countries. Revenues for the three and six months ended June 30, 2026 and 2025 (in thousands) were attributable to end customers in the following countries:

	Three Months Ended June 30,		Three Months Ended June 30,
Country	2026		2025
China	$3,637	35%	$8,984	62%
United States	4,018	38	3,188	22
Asia excluding China	1,637	15	1,304	9
Europe	1,237	12	1,014	7
Total	$10,529	100%	$14,490	100%

	Six Months Ended June 30,		Six Months Ended June 30,
Country	2026		2025
China	$6,746	35%	$14,824	52%
United States	7,531	40	7,412	26
Asia excluding China	2,541	13	3,421	12
Europe	2,308	12	2,851	10
Total	$19,127	100%	$28,508	100%

The decline in sales of $4.0 million or 27% for the three months ended June 30, 2026, and $9.4 million or 33% for the six months ended June 30, 2026, was primarily due to the decrease in sales of mobile in the Asia region, primarily China, and consumer markets.

Cost of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2026	2025	2026	2025	% Change
Cost of revenues (exclusive of amortization of intangible assets)	6,451	12,162	11,813	20,873	(43)%
Percentage of revenue	61%	84%	62%	73%

For the three and six months ended June 30, 2026, cost of revenue decreased by $5.7 million or 47% and $9.1 million or 43% respectively. This was primarily driven by a decline in sales as well as a shift in sales mix toward high-power products.

Research and Development Expense

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2026	2025	2026	2025	% Change
Research and development	13,152	11,496	27,719	24,164	15%
Percentage of revenue	125%	79%	145%	85%
For the three and six months ended June 30, 2026, the increase of $1.7 million or 14% and $3.6 million or 15% respectively, was primarily driven by an increase in stock-based compensation as well as research and development materials, partially offset by a decrease in headcount related cost as a result of the Company’s reductions in force.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2026	2025	2026	2025	% Change
Selling, general and administrative	13,038	7,751	24,290	19,491	25%
Percentage of revenue	124%	53%	127%	68%
For the three and six months ended June 30, 2026, the increase of $5.3 million, or 68% and $4.8 million, or 25%, respectively, was primarily driven by increases in stock-based compensation and legal and professional fees, partially offset by lower sales commissions and headcount-related costs.

Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2026	2025	2026	2025	% Change
Amortization of intangible assets	4,734	4,734	9,468	9,468	—%
Percentage of revenue	45%	33%	50%	33%
For the three and six months ended June 30, 2026, amortization of intangible assets remained relatively consistent compared to the corresponding periods.

Restructuring Expense

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2026	2025	2026	2025	% Change
Restructuring expense	344	—	794	1,469	(46)%
Percentage of revenue	3%	—%	4%	5%
Restructuring expense increased $0.3 million for the three months ended June 30, 2026 and decreased $0.7 million, or 46%, for the six months ended June 30, 2026, primarily due to the January 2025 restructuring plan and fourth quarter 2025 Navitas 2.0 restructuring plan.

Other Income (Expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2026	2025	2026	2025	% Change
Other income (expense), net	(200,957)	(27,149)	(206,908)	(18,312)	1030%
Percentage of revenue	(1909)%	(187)%	(1082)%	(64)%
The decrease in other income (expense) of approximately $173.8 million and $188.6 million for the three and six months ended June 30, 2026, respectively, is primarily due to the change in fair value of our earnout liabilities (losses of $203.1 million and $211.0 million in the 2026 periods, compared to losses of $28.0 million and $19.9 million in the corresponding 2025 periods), partially offset by higher interest and dividend income.

Income Tax Provision

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2026	2025	2026	2025	% Change
Income tax provision	71	48	138	130	6%
Percentage of revenue	0.7%	0.3%	0.7%	0.5%

Income tax provision was flat primarily due to our large loss from operations. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

Equity method investment loss

In the first quarter of 2026, the Company discontinued application of the equity method of accounting following the loss of significant influence. No further equity method investment losses were recognized during the three and six months ended June 30, 2026.

Liquidity and Capital Resources
Our primary use of cash is to fund operating expenses, working capital requirements, research and development, and capital expenditures. In addition, we use cash for strategic investments and acquisitions.
We expect to continue to incur net operating losses and negative cash flows from operations and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase as we continue to grow.
We currently expect to fund our cash requirements through the use of cash and cash equivalents on hand. We believe that our current levels of cash and cash equivalents are sufficient to finance our operations, working capital requirements, and capital expenditures for the foreseeable future.

Cash Flows
The following table summarizes our consolidated cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	June 30, 2026	June 30, 2025
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(48,348)	$(24,765)
Net cash used in investing activities	(2,043)	(674)
Net cash provided by financing activities	370,061	98,540
Net increase in cash, cash equivalents and restricted cash	319,670	73,101

	June 30, 2026	December 31, 2025	$ Change	% Change
Cash, cash equivalents and restricted cash	$558,272	$238,602	$319,670	134%
We derive liquidity primarily from cash on hand and equity financing activities. The changes in our cash flows for the six months ended June 30, 2026, compared to the same period in 2025, were primarily driven by the following:

Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026 was $48.3 million compared to $24.8 million for the six months ended June 30, 2025. The increase was driven primarily by the higher net loss, including the unfavorable change in fair value of the earnout liability, as well as unfavorable working capital changes which includes higher inventory related purchases partially offset by higher non-cash stock-based compensation.
Investing Activities
Net cash used in investing activities increased during the six months ended June 30, 2026, compared to the same period in 2025, primarily due to an investment in preferred shares.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 increased $271.5 million, primarily driven by $373.2 million of net proceeds from our at-the-market offerings (compared to $96.8 million of net proceeds in 2025), partially offset by the $3.8 million cash settlement of earnout shares and lower proceeds from stock option exercises.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. As of June 30, 2026, our non-cancellable contractual arrangements consisted of lease obligations and an agreement for the purchase of equipment. Refer to Note 9 - “Leases” for further information on our minimum future payments related to lease obligations.

Off-Balance Sheet Commitments and Arrangements
As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
As a result of the settlement of our earnout liabilities during the second quarter of 2026, the related critical accounting estimate described in our 2025 annual report on Form 10-K is no longer applicable. Other than this change, there have been no material changes to our critical accounting policies and estimates from the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our annual report on Form 10-K for the year ended December 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and involvement of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. For information regarding the Wolfspeed litigation, see Note 14 - “Commitments and Contingencies” to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. For information regarding the Renesas litigation, see Note 16 - 'Subsequent Events' to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Item 1A. Risk Factors.
Except as set forth below, there have been no material changes to the risk factors described under Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2025. All of these risk factors should be carefully considered in conjunction with the other information included in this quarterly report on Form 10-Q. The risk factors we disclose, as well as other risks not currently known to us or that we currently view as immaterial, could materially and adversely affect our business, financial condition, results of operations, or the value of our securities. We update these disclosures as required to reflect significant developments and evolving business conditions facing the Company and its businesses.
Intellectual property infringement or misappropriation assertions by third parties could result in significant costs and adversely affect our business, financial condition, operating results and reputation.
If we infringe or misappropriate, or are accused of infringing or misappropriating, the intellectual property rights of third parties, we may incur substantial costs or be unable to commercialize new products. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights, including by both competitors and so-called “non-practicing entities.” We have received communications, and we expect to receive additional communications from time to time, that allege or imply that our products or technologies infringe the patent or other intellectual property rights of third parties or that invite us to take a license to certain allegedly infringed patents. Lawsuits or other proceedings resulting from allegations of infringement could subject us to significant liability for damages, invalidate our proprietary rights, force us to make changes to our products, and adversely affect our business. In some cases, the allegation of patent infringement is made against our end-customer who may seek indemnification from us. In the event that any third-party succeeds in asserting a valid claim against us or any of our end customers, we could be forced to do one or more of the following:

• Discontinue selling, importing or using certain technologies that contain the allegedly infringing intellectual property, which could cause us to stop manufacturing certain products;
• Seek to develop non-infringing technologies, which may not be feasible;
• Incur significant legal expenses, including defense costs under indemnification obligations;
• Pay substantial monetary damages to the party whose intellectual property rights we may be found to be infringing; and/or
• We or our end customers could be required to seek licenses to the infringed technology that may not be available on commercially reasonable terms, if at all.

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
For example, Wolfspeed has filed a lawsuit in the U.S. District Court for the District of Delaware, alleging that certain of our GaN and SiC products infringe certain of Wolfspeed's GaN and SiC patents. We will defend ourselves vigorously against this lawsuit, but patent litigation is costly and outcomes are uncertain. Wolfspeed is seeking monetary damages and injunctive relief, among other remedies. An adverse result could have a material adverse effect on our business and even if we prevail in the litigation, doing so may be costly and time consuming and may divert management’s attention from our business.
In addition, on or about July 22, 2026, Renesas Electronics Corporation ("Renesas") filed a lawsuit against us and two of our employees who are former employees of Renesas, including our chief executive officer, alleging misappropriation of trade secrets, breach of contract and other claims. The litigation was filed in the United States District Court for the Northern District of California. We are evaluating this complaint and intend to vigorously defend ourselves against these allegations, but a negative result could have a material adverse impact on our business.

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

10.1
Sales Agreement, dated May 11, 2026, by and among Navitas Semiconductor Corporation, Craig-Hallum Capital Group LLC and UBS Securities LLC (incorporated by reference to Exhibit 1.1 of our current report on Form 8-K, filed with the SEC on May 11, 2026).

10.2
Settlement, Release and Amendment Agreement, dated May 18, 2026, by and between Navitas Semiconductor Corporation and Live Oak Sponsor Partners II, LLC (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, filed with the SEC on May 22, 2026).

10.3
Sales Agreement, dated June 8, 2026, by and among Navitas Semiconductor Corporation, UBS Securities LLC, Morgan Stanley & Co. LLC and Needham & Company, LLC (incorporated by reference to Exhibit 1.2 of our registration statement on Form S-3ASR, filed with the SEC on June 8, 2026).

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

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Chris Allexandre
Chris Allexandre
President and Chief Executive Officer
(principal executive officer)

Date:	July 27, 2026

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Tonya Stevens
Tonya Stevens
Chief Financial Officer
(principal financial and accounting officer)

Date:	July 27, 2026