Form 10-Q
period 2026-09-30
Navitas Semiconductor Corp
filed 2026-11-03
CIK 1821769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 269,507,528 shares of Class A Common Stock and 0 shares of Class B Common Stock were outstanding at November 2, 2026.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except shares and par value)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$531,479	$236,857
Accounts receivable, net of allowance of $98 as of September 30, 2026 and $468 as of December 31, 2025	5,717	3,621
Inventories	21,151	13,283
Prepaid expenses and other current assets	16,600	4,399
Restricted cash	363	1,745
Total current assets	575,310	259,905
Property and equipment, net	5,563	9,779
Operating lease right of use assets	5,549	5,166
Finance lease right of use assets	520	766
Inventories, noncurrent	11,237	—
Intangible assets, net	40,587	53,258
Goodwill	163,215	163,215
Other assets	8,078	8,380
Total assets	$810,059	$500,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued expenses	$24,260	$22,350
Accrued compensation expenses	7,298	4,949
Operating lease liabilities, current	2,179	1,866
Finance lease liabilities, current	335	323
Earnout liability	—	22,632
Total current liabilities	34,072	52,120
Operating lease liabilities noncurrent	3,886	3,827
Finance lease liabilities noncurrent	203	456
Deferred tax liabilities	274	405
Total liabilities	38,435	56,808
Commitments and contingencies (Note 14)
Stockholders' equity
Class A common stock, $0.0001 par value, 740,000,000 shares authorized as of September 30, 2026 and December 31, 2025, and 262,162,970 and 230,525,464 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	26	26
Class B common stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025, and 0 shares issued and outstanding at both September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	1,572,455	945,381
Accumulated other comprehensive loss	(7)	(7)
Accumulated deficit	(800,850)	(501,739)
Total stockholders’ equity	771,624	443,661
Total liabilities and stockholders’ equity	$810,059	$500,469

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Net revenues	$13,991	$10,112	$33,118	$38,620
Cost of revenues (exclusive of amortization of intangible assets included below)	8,486	6,281	20,299	27,154
Operating expenses:
Research and development	15,090	13,280	42,809	37,444
Selling, general and administrative	18,390	5,230	42,680	24,721
Amortization of intangible assets	3,203	4,735	12,671	14,203
Restructuring expense	3,200	—	3,994	1,469
Total operating expenses	39,883	23,245	102,154	77,837
Loss from operations	(34,378)	(19,414)	(89,335)	(66,371)
Other income (expense), net:
Interest income (expense), net	427	401	965	494
Dividend income	3,985	985	7,500	2,376
Loss from change in fair value of earnout liabilities	—	(844)	(210,981)	(20,695)
Other (expense)	(7,163)	(59)	(7,143)	(4)
Total other income (expense), net	(2,751)	483	(209,659)	(17,829)
Loss before income taxes	(37,129)	(18,931)	(298,994)	(84,200)
Income tax provision (benefit)	(21)	(19)	117	111
Equity method investment gain (loss)	—	(322)	—	(827)
Net loss	$(37,108)	$(19,234)	$(299,111)	$(85,138)

Net loss per common share
Basic net loss per share attributable to common stockholders	$(0.14)	$(0.09)	$(1.23)	$(0.43)
Diluted net loss per share attributable to common stockholders	$(0.14)	$(0.09)	$(1.23)	$(0.43)

Weighted average common shares used in net loss per share attributable to common shareholders
Basic common shares	261,529	212,681	243,865	199,931
Diluted common shares	261,529	212,681	243,865	199,931
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Stockholders' Equity
NINE MONTHS ENDED SEPTEMBER 30, 2026	Class A common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2025	230,525	$26	$945,381	$(501,739)	$(7)	$443,661
Issuance of common stock under employee stock option and stock award plans	1,480	—	803	—	—	803
Stock-based compensation expense related to employee and non-employee stock awards	—	—	9,370	—	—	9,370
Net loss	—	—	—	(33,785)	—	(33,785)
BALANCE AT MARCH 31, 2026	232,005	$26	$955,554	$(535,524)	$(7)	$420,049
Issuance of common stock under employee stock option and stock award plans	1,953	$—	$1	$—	$—	$1
Shares issued in connection with the At-the-market offering	17,397	2	380,729	—	—	380,731
Costs for the issuance of common stock for the At-the-market offering	—	—	(7,566)	—	—	(7,566)
Stock-based compensation expense related to employee and non-employee stock awards	—	—	6,553	—	—	6,553
Share activity in connection with Earnout settlement	9,726	(2)	229,864			229,862
Net loss	—	—	—	(228,218)	—	(228,218)
BALANCE AT JUNE 30, 2026	261,081	$26	$1,565,135	$(763,742)	$(7)	$801,412
Issuance of common stock under employee stock option and stock award plans	1,082	—	608	—	—	608
Costs for the issuance of common stock	—	—	(63)	—	—	(63)
Stock-based compensation expense related to employee and non-employee stock awards	—	—	6,775	—	—	6,775
Net loss	—	—	—	(37,108)	—	(37,108)
BALANCE AT SEPTEMBER 30, 2026	262,163	$26	$1,572,455	$(800,850)	$(7)	$771,624

	Stockholders' Equity
NINE MONTHS ENDED SEPTEMBER 30, 2025	Class A common stock		Additional paid in capital	Accumulated deficit	Accumulated comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	188,114	$22	$732,784	$(384,786)	$(7)	$348,013
Issuance of common stock under employee stock option and stock award plans	3,649	—	3,979	—	—	3,979
Costs for the issuance of common stock for the At-the-market offering	—	—	(346)	—	—	(346)
Stock-based compensation expense related to employee and non-employee stock awards	—	—	7,003	—	—	7,003
Net loss	—	—	—	(16,829)	—	(16,829)
BALANCE AT MARCH 31, 2025	191,763	$22	$743,420	$(401,615)	$(7)	$341,820
Issuance of common stock under employee stock option and stock award plans	1,540	$—	$889	$—	$—	$889
Shares issued in connection with the At-the-market offering	19,781	2	99,998	—	—	100,000
Costs for the issuance of common stock for the At-the-market offering	—	—	(2,904)	—	—	(2,904)
Stock-based compensation expense related to employee and non-employee stock awards	—	—	(1,853)	—	—	(1,853)
Net loss	—	—	—	(49,075)	—	(49,075)
BALANCE AT JUNE 30, 2025	213,084	$24	$839,550	$(450,690)	$(7)	$388,877
Issuance of common stock under employee stock option and stock award plans	1,855	—	816	—	—	816
Stock-based compensation expense related to employee and non-employee stock awards	—	—	526	—	—	526
Net loss	—	—	—	(19,234)	—	(19,234)
BALANCE AT SEPTEMBER 30, 2025	214,939	$24	$840,892	$(469,924)	$(7)	$370,985
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(299,111)	$(85,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,599	2,558
Amortization of intangible assets	12,671	14,203
Non-cash lease expense	1,298	1,333
Stock-based compensation expense	27,768	6,526
Impairment of investment	7,249	—
Allowance for expected credit losses	(370)	982
Investment (gains) losses	(497)	827
Impairment of long-lived assets	2,876	—
Loss on property and equipment	433	8
Loss from change in fair value of earnout liability	210,981	20,695
Deferred income taxes	(131)	(70)
Change in operating assets and liabilities:
Accounts receivable	(1,726)	3,212
Inventories	(19,105)	812
Prepaid expenses and other current assets	(12,118)	236
Other assets	(23)	979
Accounts payable, accrued compensation and other accrued expenses	1,610	(676)
Operating lease liability	(1,309)	(1,270)
Net cash used in operating activities	(66,905)	(34,783)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of property and equipment	—	46
Investment purchases	(6,428)	—
Purchases of property and equipment	(1,353)	(1,430)
Net cash used in investing activities	(7,781)	(1,384)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of shares in the At-the-market offerings	380,731	100,000
Costs for the issuance of common stock for the At-the-market offering	(7,628)	(3,250)
Payments on equipment financing obligation	(2,599)	—
Proceeds from issuance of common stock in connection with stock option exercises	12	1,028
Proceeds from employee stock purchase plan	1,401	1,498
Settlement of earnout shares	(3,750)	—
Payments on finance lease obligations	(241)	(128)
Net cash provided by financing activities	367,926	99,148
NET INCREASE IN CASH	293,240	62,981
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	238,602	88,240
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$531,842	$151,221

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$531,479	$150,551
Restricted cash	363	670
TOTAL CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$531,842	$151,221

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$182	$259
Cash paid for interest	$24	$19
Capital expenditures in accounts payable	$200	$156

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in connection with Earnout Settlement	$229,862	$—
Shares issued in connection with annual bonus	$497	$2,988
Noncash finance lease acquisition	$—	$985
Deferred offering costs	$83	$—
The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION
Navitas Semiconductor Corporation (the “Company”) was founded in 2014 and has since been developing next-generation power semiconductors including gallium nitride (“GaN”) power integrated circuits (“ICs”), silicon carbide (“SiC”) and associated high-speed silicon system controllers and digital isolators used in power conversion and charging. The Company presently operates as a product design house that contracts the manufacturing of its chips and packaging to partner suppliers. Navitas maintains its operations around the world, including the United States, Philippines, China, Taiwan, and South Korea, with principal executive offices in Torrance, California.
The Company has two authorized classes of common stock: Class A common stock, par value of $0.0001 per share (“Class A common stock”) and Class B common stock, par value of $0.0001 per share (“Class B common stock”). Both classes have identical voting, dividend, and liquidation rights. There were no outstanding Class B shares as of September 30, 2026 and December 31, 2025. The Company also has authorized 1.0 million shares of preferred stock, par value of $0.0001 per share (“preferred stock”), with no amounts outstanding as of September 30, 2026 and December 31, 2025. The preferred stock may be issued with terms, rights, and preferences determined by the board of directors at the time of issuance.

Execution of At-The-Market Sales Agreements

During the three months ended June 30, 2026, the Company sold approximately 17.4 million shares of Class A common stock in at-the-market offerings, for gross proceeds of approximately $380.7 million and offering-related costs of approximately $7.6 million. The sales were made under two Sales Agreements: the first, entered into on May 11, 2026, terminated on May 12, 2026 upon completion of its $125.0 million offering, and the second, entered into on June 8, 2026, provides for sales of up to $500.0 million. No shares were sold under either agreement during the three months ended September 30, 2026, and approximately $244.3 million remained available under the second agreement as of September 30, 2026.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Basis of Presentation and Use of Estimates
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). In our opinion, they include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of results for the interim periods. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC's rules and regulations for interim reporting. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026.
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
We describe our accounting methods and practices in more detail in our 2025 10-K. There have been no changes to the significant accounting policies, procedures, or general information described in our 2025 10-K that have had a material impact on our condensed consolidated financial statements and the accompanying notes, except as described in Note 15 - “Related Party Transactions and Equity Investments.”
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation for the nine months ended September 30, 2026. Equipment previously included in construction in progress has been reclassified to computers and other equipment. This reclassification had no impact on net loss or retained earnings.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which mandates enhanced disclosure of specific costs and expenses within the notes to the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the extent of the additional disclosures required.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments eliminate references to software development project stages, making the guidance neutral across various software development methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Weighted-average common shares - basic common stock	261,529	212,681	243,865	199,931
Stock options and other dilutive awards	—	—	—	—
Weighted-average common shares - diluted common stock	261,529	212,681	243,865	199,931

Shares excluded from diluted weighted-average shares:
Dilutive shares excluded ¹	3,688	4,268	4,748	2,572
¹ The Company’s potentially dilutive securities, which include unexercised stock options, unvested restricted stock units, and 2022 ESPP (as defined below) shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share for the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026, there were no earnout shares or sponsor earnout shares excluded from diluted weighted-average common shares based on performance, market or forfeiture conditions. The Company’s earnout obligations were settled during the three months ended June 30, 2026, and no earnout liability remained outstanding as of September 30, 2026. See Note 11 - “Earnout Liability.” As of September 30, 2025, the Company excluded 10.0 million earnout shares and 1.3 million sponsor earnout shares subject to forfeiture from the diluted weighted-average share count because the applicable performance and/or market conditions had not been achieved.

4. SIGNIFICANT CUSTOMERS AND CREDIT CONCENTRATIONS
Customer Concentration
A majority of the Company’s revenues are attributable to sales of the Company’s products to distributors of electronic components. These distributors sell the Company’s products to a range of end users, including original equipment manufacturers and merchant power supply manufacturers.
The following customers represented 10% or more of the Company’s net revenues for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2026	2025	2026	2025
Distributor A	55%	*	63%	*
Distributor B	*	51%	*	51%
Distributor C	21%	*	12%	*
Distributor D	*	14%	*	11%

Revenues by Geographic Area
Revenues for the three and nine months ended September 30, 2026 and 2025 were attributable to the following regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2026	2025	2026	2025
Hong Kong	65%	54%	72%	57%
United States	25	7	18	9
Rest of Asia	7	25	7	21
China	—	10	1	10
Europe	3	4	2	3
Total	100%	100%	100%	100%
Concentration of Credit Risk
The following customers represented 10% or more of the Company’s accounts receivable (in thousands).

Customer	September 30, 2026		December 31, 2025
Distributor A	$1,875	33%	$860	26%
Distributor C	1,692	29%	*	*
Distributor E	786	14%	607	18%
Distributor D	*	*	428	13%
Distributor F	*	*	386	12%
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
(unaudited)
5. BALANCE SHEET COMPONENTS
Accounts Receivable

Accounts receivable are non-interest-bearing and stated net of an allowance for expected lifetime credit losses, as detailed in our annual report on Form 10-K for the year ended December 31, 2025. Accounts receivable, net consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable, gross	$5,760	$3,352
Unbilled receivables	55	737
Allowance for credit losses	(98)	(468)
Accounts receivable, net	$5,717	$3,621

Allowance for credit losses activity (in thousands):

Allowance for Credit Losses
Balance at December 31, 2024	$(135)
Provision for credit losses	(844)
Accounts written-off	511
Balance at December 31, 2025	$(468)
Reversal of credit losses	370
Balance at September 30, 2026	$(98)

Inventories

Inventories consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$4,741	$1,224
Work-in-process	21,809	7,920
Finished goods	5,838	4,139
Total inventories	$32,388	$13,283
Less: Inventories, noncurrent	(11,237)	—
Inventories, current	$21,151	$13,283

Inventories not expected to be sold or consumed within twelve months of the balance sheet date are classified as Inventories, noncurrent. As of September 30, 2026, Inventories, noncurrent consisted primarily of GaN wafers purchased as buffer inventory to support the transition of GaN wafer supply to a new foundry partner.

Property and Equipment, Net

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Property and equipment, net consist of the following (in thousands):

	September 30, 2026	December 31, 2025	Useful Life
Furniture and fixtures	$351	$295	3 — 7 years
Computers and other equipment	13,842	15,675	2 — 5 years
Leasehold improvements	4,383	4,383	2 — 6 years
	18,576	20,353
Accumulated depreciation	$(13,013)	(10,574)
Total	$5,563	$9,779

6. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES
The short-term nature of the Company’s cash and cash equivalents, accounts receivable and current liabilities causes each of their carrying values to approximate fair value for all periods presented.
The following table presents the Company’s fair value hierarchy for financial instruments (in thousands):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Recurring:
Assets:
Money market funds	$492,550	$—	$—	$492,550	$185,050	$—	$—	$185,050
Marketable equity securities	$—	$5,497	$—	$5,497	$—	$—	$—	$—
Total	$492,550	$5,497	$—	$498,047	$185,050	$—	$—	$185,050

Liabilities:
Earnout liability	$—	$—	$—	$—	$—	$—	$22,632	$22,632
Total	$—	$—	$—	$—	$—	$—	$22,632	$22,632

Nonrecurring:
Preferred equity investment	$—	$—	$534	$534	$—	$—	$—	$—
Total	$—	$—	$534	$534	$—	$—	$—	$—

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Marketable equity securities are measured at fair value using the quoted market price of Magnachip’s common stock. Because the shares were not yet registered for resale at September 30, 2026, they are classified within Level 2. The preferred equity investment was measured at fair value on a nonrecurring basis in connection with the impairment assessment and classified within Level 3.
During the third quarter of 2026, the Company identified impairment indicators related to a preferred equity investment, including the investee’s limited liquidity, continuing operating losses and cash outflows, dependence on additional financing and the failure of an anticipated financing transaction to close. The Company estimated the fair value of the investment using a probability-weighted scenario model under the income approach. Significant unobservable inputs included the probabilities assigned to potential liquidity and exit outcomes, estimated exit values, the timing of those outcomes, additional financing expected to rank senior to the Company’s investment, potential dilution and a discount rate. Based on this valuation, the Company estimated the fair value of the investment at $0.5 million and recognized a noncash impairment loss of $7.2 million in other income (expense), net during the three and nine months ended September 30, 2026.
See Note 15, “Related Party Transactions and Equity Investments,” for additional information.

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
As of the annual measurement date of September 30, 2026, the Company’s market capitalization remains above the carrying value of the Company’s assets. Based on its qualitative assessment, the Company determined that it is more likely than not that the fair value of its reporting unit is greater than its carrying amount, and no indicators of impairment are present as of September 30, 2026. There were no changes to goodwill during the three and nine months ended September 30, 2026.

The following table presents the Company’s finite-lived intangible asset balances by asset class (in thousands):

	September 30, 2026			December 31, 2025
Intangible Asset	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed Technology	$54,677	$(53,459)	$1,218	$54,677	$(44,741)	$9,936
Patents	34,900	(10,139)	24,761	34,900	(8,294)	26,606
Customer Relationships	24,300	(10,024)	14,276	24,300	(8,201)	16,099
Non-Competition Agreements	1,900	(1,568)	332	1,900	(1,283)	617
Total	$115,777	$(75,190)	$40,587	$115,777	$(62,519)	$53,258

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Total future amortization expense of intangible assets is estimated to be as follows (in thousands):

Fiscal Year Ending December 31,	Total
2026 (remainder of fiscal 2026)	$1,649
2027	5,641
2028	4,996
2029	4,690
2030	4,690
Thereafter	18,921
Total	$40,587

8. RESTRUCTURING
On January 20, 2025, the Company announced a cost-reduction plan (“2025 Restructuring Plan”) aimed at further streamlining operations and enhancing its focus on AI data centers, EV, and mobile applications. The plan included a 19% reduction in workforce, with most associated costs related to severance and stock-based compensation. No restructuring-related liabilities under the 2025 Restructuring Plan remain as of September 30, 2026. The Company incurred no restructuring costs under this plan during the three months ended September 30, 2026 and $1.5 million during the nine months ended September 30, 2025.
During the fourth quarter of 2025, the Company announced the Navitas 2.0 Restructuring Plan (“Restructuring Plan”) to further streamline its organization and enhance operational efficiency in support of its long-term growth strategy across high-priority markets, AI data centers, energy and grid infrastructure, performance computing and industrial electrification. The plan primarily consists of a 19% targeted workforce reduction and organizational realignments, with associated costs largely related to employee severance and benefits, contract termination costs, and fixed asset impairments. These actions are intended to sharpen the Company’s focus on higher-value opportunities, strengthen its technology leadership, and improve financial discipline. As of September 30, 2026, the actions under the Restructuring Plan were substantially complete, with remaining costs expected to be recognized by the end of fiscal year 2026.
During the three months ended September 30, 2026, the Company recognized an additional noncash impairment charge of $2.9 million related to an epitaxial reactor associated with the Navitas 2.0 Restructuring Plan, reducing its carrying amount to zero. Restructuring expense for the three and nine months ended September 30, 2026 also includes a $0.3 million foreign currency remeasurement loss on the euro-denominated liability for the reactor. The impairment followed the cancellation of the planned equipment trade-in and management’s evaluation of updated market information, including indications of limited demand for production use and potential recovery through parts-only disposition. The charge is included in restructuring expense in the condensed consolidated statements of operations.
A summary of the balance sheet activity related to the Restructuring Plan is as follows (in thousands):

	Amounts accrued as of December 31, 2025	Cost Incurred	Cash Payments	Non-Cash Adjustments	Amounts accrued as of September 30, 2026
Employee Severance and Benefits	$982	$10	$(992)	$—	$—
Contract Terminations	6,626	77	(6,695)	—	8
Fixed Asset Impairments	—	2,876	—	(2,876)	—
Other	109	1,031	(407)	(733)	—
	$7,717	$3,994	$(8,094)	$(3,609)	$8

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. LEASES
The Company has entered into operating leases primarily for corporate offices, sales offices, research and development facilities, and a finance lease for equipment.
Information related to the Company’s right-of-use assets and related operating and finance lease liabilities was as follows (in thousands):

	Nine Months Ended September 30,
Operating Leases	2026	2025
Cash paid for operating lease liabilities	$1,708	$1,624
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,587	$178

	Nine Months Ended September 30,
Finance Lease	2026	2025
Cash paid for principal portion of finance lease	$241	$102
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$985

	Operating Leases	Finance Lease
Weighted-average remaining lease term in years	3.07	1.58
Weighted-average discount rate	5.7%	5.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$607	$512	$1,694	$1,574
Finance lease amortization	$82	$82	$246	$137
Finance lease interest expense	$7	$11	$24	$19

Maturities of operating and finance lease liabilities were as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases	Finance Lease
2026 (remainder of fiscal 2026)	$684	$88
2027	2,364	353
2028	2,122	118
2029	688	—
2030	507	—
Thereafter	267	—
	6,632	559
Less imputed interest	(567)	(21)
Total lease liabilities	$6,065	$538

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10. STOCK-BASED COMPENSATION
The following table summarizes the stock-based compensation expense recognized for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$89	$81	$289	$188
Research and development	4,408	4,991	13,537	8,465
Selling, general and administrative	4,547	(4,605)	13,942	(2,127)
Total stock-based compensation expense	$9,044	$467	$27,768	$6,526

Equity Incentive Plans
The Navitas Semiconductor Corporation 2021 Equity Incentive Plan (the “2021 Plan”) was adopted by the Company’s board of directors on August 17, 2021 and adopted and approved by the Company’s stockholders on October 12, 2021. Under the terms of the 2021 Plan, the Company is authorized to issue, pursuant to awards granted under the 2021 Plan, (a) up to 16,334,527 shares of Common Stock; plus (b) up to 15,802,050 shares of Common Stock subject to awards under the Amended and Restated Navitas Semiconductor Limited 2020 Equity Incentive Plan (the “2020 Plan”) that are forfeited, expire or lapse after October 19, 2021; plus (c) an annual increase, effective as of the first day of each fiscal year up to and including January 1, 2031, equal to the lesser of (i) 4% of the number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year, or (ii) such amount, if any, as the board of directors may determine. When the Company modifies stock-based awards, the modification may result in incremental compensation costs or a reversal of previously recorded accruals. Incremental compensation costs, or reductions in previously recognized costs, are measured in accordance with FASB Accounting Standards Codification (“ASC”) 718 and are recorded in the consolidated statements of operations over the remaining service period of the awards. As of September 30, 2026 the Company has 1,248,859 non-statutory stock options outstanding under the 2021 Plan and 88,635 stock options under the 2020 Plan.
Stock Options

Stock options granted under the Plans generally have a contractual term of ten years and vest over four years, with 25% vesting on the first anniversary of the vesting commencement date and the remaining 75% vesting quarterly thereafter. Compensation expense for service-based awards is recognized over the requisite service period. For awards with performance conditions, compensation expense is recognized when achievement of the applicable performance condition is considered probable. The fair value of stock options, including incentive stock options and non-statutory stock options, is estimated on the grant date using the Black-Scholes option pricing model.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
A summary of stock options outstanding, and activity during the three and nine months then ended, is presented below:

Stock Options	Shares (In thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)
Outstanding at December 31, 2025	100	$0.72	3.5
Granted	758	8.82	—
Exercised	(10)	1.06	—
Outstanding at March 31, 2026	848	$7.97	9.2
Granted	545	9.17
Exercised	(1)	1.06	—
Forfeited or expired	(55)	9.00	—
Outstanding at June 30, 2026	1,337	$8.35	9.3
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at September 30, 2026	1,337	$8.35	9.0
Vested and Exercisable at September 30, 2026	89	$0.68	2.5

Restricted Stock Units
The Company regularly grants restricted stock units (“RSUs”) to employees as a component of their compensation. A summary of RSUs outstanding as of September 30, 2026, and activity during the nine months then ended, is presented below:

Restricted Stock Unit Awards	Shares (In thousands)	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2025	8,702	$6.04
Granted	2,841	9.04
Vested	(1,301)	6.42
Forfeited	(676)	3.72
Outstanding at March 31, 2026	9,567	$7.04
Granted	795	15.19
Vested	(1,952)	5.16
Forfeited	(659)	7.09
Outstanding at June 30, 2026	7,751	$8.35
Granted	272	15.15
Vested	(1,003)	6.31
Forfeited	(46)	8.37
Outstanding at September 30, 2026	6,975	$8.91

As of September 30, 2026, unrecognized compensation cost related to unvested RSU awards expected to be recognized totaled $49.5 million. The weighted-average period over which this remaining compensation cost is expected to be recognized is 2.8 years. As of September 30, 2026, unrecognized compensation cost related to unvested stock options totaled $7.7 million, which is expected to be recognized over a weighted-average period of 1.9 years.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company implemented a yearly stock-based bonus plan in 2021 and plans to settle accrued bonus liabilities related to fiscal year 2026 (included in “Accrued compensation expenses” on the condensed consolidated balance sheets), by issuing a variable number of fully-vested restricted stock units to its employees in 2027. As of September 30, 2026, the Company accrued $5.6 million for its 2026 annual bonus, which is expected to be settled in the first quarter of 2027 through the issuance of shares. The actual number of shares will be based on the share price at the date of settlement.

2022 Employee Stock Purchase Plan
Under the Company’s 2022 Employee Stock Purchase Plan (the “2022 ESPP”), eligible employees are granted the right to purchase shares of common stock at the lower of 85% of the fair value at the time of offering or 85% of the fair value at the time of purchase, generally over a six-month period. For the three and nine months ended September 30, 2026, employees who elected to participate in the 2022 ESPP purchased 79,843 and 248,206 shares of common stock under the 2022 ESPP, resulting in cash proceeds to the Company of $0.6 million and $1.4 million. The purchase prices were $4.71 and $7.62 in March 2026 and September 2026, respectively, representing a 15% discount to the lower of the fair market value at the beginning or end of the applicable offering period. For the three and nine months ended September 30, 2025, employees who elected to participate in the 2022 ESPP purchased 297,674 and 698,105 shares of common stock under the 2022 ESPP, resulting in cash proceeds to the Company of $0.7 million and $1.5 million. The purchase price was $2.07 and $2.24, representing a 15% discount to the fair market value in March 2025 and September 2025, respectively. As of September 30, 2026, the Company had 994,261 remaining authorized shares available for purchase. During the three and nine months ended September 30, 2026 the Company recognized $0.2 million and $0.6 million of stock-based compensation expense for the 2022 ESPP, respectively.

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
All three earnout triggering events were achieved prior to the start of the quarter. The Company remeasured the earnout liability through each applicable trigger date and recognized the resulting changes in fair value in other income (expense), net. The change in fair value of the earnout liability was recorded as a loss of approximately $211.0 million for the nine months ended September 30, 2026. There was no change in fair value during the three months ended September 30, 2026.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The earnout obligations were settled primarily through the issuance of an aggregate of 9.8 million shares of Class A common stock across Triggering Event I, Triggering Event II, and Triggering Event III. As of June 30, 2026, all earnout obligations had been settled and no earnout liability remained outstanding.

Nine Months Ended September 30, 2026
Earnout liability as of December 31, 2025	$22,632
Change in fair value of earnout liability	210,981
Settlement of earnout liability	(233,613)
Earnout liability as of September 30, 2026	$—

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

12. PROVISION FOR INCOME TAXES
The Company determined the income tax provision for interim periods using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising during the quarter. The Company’s effective tax rates for the three and nine months ended September 30, 2026 were 0.06% and (0.04)%, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2025 were 0.10% and (0.13)%, respectively. In each quarter, the Company updates its estimated annual effective tax rate, and if the estimated annual effective tax rate changes, a cumulative adjustment is recorded in that quarter. The Company's quarterly income tax provision and quarterly estimate of the annual effective tax rate are subject to volatility due to several factors, including the Company’s ability to accurately predict the proportion of the Company’s loss before provision for income taxes in multiple jurisdictions, the tax effects of the Company’s stock-based compensation, and the effects of its foreign entities.
The Company had no unrecognized tax benefits, and no related interest or penalties were recognized, during the three and nine months ended September 30, 2026 and 2025.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
13. SEGMENT INFORMATION
As of September 30, 2026, the Company operates in a single operating and reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer. The chief operating decision maker assesses performance for the single segment and decides how to allocate resources based on the factors set forth below. The following table sets forth the Company’s net revenue, cost of revenue (exclusive of amortization of intangibles), total operating expenses (inclusive of amortization of intangibles), other income (expense), income tax provision, equity method investment gain (loss), and net loss by its single operating and reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$13,991	$10,112	$33,118	$38,620
Cost of revenue (exclusive of amortization of intangibles)	8,486	6,281	20,299	27,154
Total operating expenses (inclusive of amortization of intangibles)	39,883	23,245	102,154	77,837
Other income (expense)	(2,751)	483	(209,659)	(17,829)
Income tax provision (benefit)	(21)	(19)	117	111
Equity method investment gain (loss)	—	(322)	—	(827)
Net loss	$(37,108)	$(19,234)	$(299,111)	$(85,138)
14. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
As of September 30, 2026, the Company had non-cancellable contractual agreements that were due beyond one year related to the Company’s lease obligations, see Note 9 - “Leases”.
In December 2024, the Company entered into an agreement with a vendor for the purchase of equipment wherein the Company will make quarterly installment payments of $0.9 million during 2026. As of September 30, 2026 and December 31, 2025, $0.9 million and $3.2 million were recorded within accounts payable and other accrued expenses, respectively.

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
On or about July 7, 2026, Wolfspeed filed a patent infringement lawsuit in the United States District Court for the District of Delaware against the Company and several of its affiliates. The lawsuit alleges that certain Navitas GaN and SiC products infringe multiple Wolfspeed patents, including U.S. Patent Nos. 8,169,005, 10,998,418, 10,886,396, 10,749,443, and 11,888,392 and seeks monetary damages, injunctive relief and other relief. The products against which Wolfspeed is asserting one or more of its patents include the Company’s GaNFast® products (e.g., models NV6115 and NV6512C), GaNSlim™ products, GaNSafe® products, and GaN field-effect transistor (“FET”) products, as well as its GeneSiC™ Metal Oxide Semiconductor Field Effect Transistor (“MOSFET”) products and SiCPAK™ Module products. The Company will vigorously defend itself against this lawsuit, but patent litigation is costly and outcomes are uncertain. An adverse result could have a material adverse effect on the Company’s business and even if the Company prevails in the litigation, doing so may be costly and time consuming and may divert management’s attention from its business. The

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Company has not recorded a liability for this matter. Given the preliminary stage of the proceeding, the Company is unable to estimate the reasonably possible loss or range of loss, if any.
On or about July 22, 2026, Renesas Electronics Corporation and Renesas Electronics America Inc. (together, “Renesas”) filed a lawsuit against the Company and two of the Company’s employees who are former employees of Renesas, including the Company’s chief executive officer, alleging misappropriation of trade secrets, breach of contract and other claims. The litigation was filed in the United States District Court for the Northern District of California. On or about September 23, 2026, Renesas filed an amended complaint that added a third employee who is a former employee of Renesas as a defendant and asserted additional similar claims. The Company is evaluating this complaint and intends to vigorously defend itself against these allegations, but a negative result could have a material adverse impact on the Company’s business. The Company has not recorded a liability for this matter. Given the preliminary stage of the proceeding, the Company is unable to estimate reasonably the possible loss or range of loss, if any.
15. RELATED PARTY TRANSACTIONS AND EQUITY INVESTMENTS
Equity Investments
During 2022, 2023 and 2024, the Company invested an aggregate of $5.0 million in preferred interests of an entity under common control with the Company’s joint venture partner. In October 2024, the Company began accounting for this investment under the equity method in accordance with FASB ASC 323 and recorded the Company’s share of losses of approximately $0.3 million and $0.8 million during the three and nine months ended September 30, 2025, respectively, which were included in “Equity method investment gain (loss)” in the condensed consolidated statements of operations. Effective January 1, 2026, the Company determined this investee is no longer a related party and it no longer had significant influence over the investee due to the loss of board representation and, accordingly, discontinued application of the equity method and now accounts for the investment under FASB ASC 321, Investments—Equity Securities at cost, less impairment, adjusted for observable price changes. During the three and nine months ended September 30, 2026, the Company recognized an impairment loss of $7.2 million included in other income (expense), net, reducing its carrying amount to its estimated fair value of $0.5 million (a nonrecurring Level 3 measurement; see Note 6). No upward or downward adjustments resulting from observable price changes were recognized during the three and nine months ended September 30, 2026. During the nine months ended September 30, 2026 the Company invested $1.4 million in preferred equity interests of AlpSemi SAS (“AlpSemi”) and $5.0 million in common stock of Magnachip Semiconductor Corporation (“Magnachip”). The preferred equity investments are accounted for under FASB ASC 321, using the measurement alternative, while the Magnachip investment is measured at fair value through earnings. As of September 30, 2026, the aggregate carrying value of the Company’s equity investments was $7.5 million, comprising $2.0 million measured using the measurement alternative and $5.5 million of Magnachip common stock measured at fair value through earnings. These investments are included in Other assets in the condensed consolidated balance sheets.
Strategic Partnership and Share Purchase Agreement with Magnachip
On or about July 23, 2026, the Company announced that it had entered into a strategic partnership with Magnachip to license the Company's GeneSiC™ Trench-Assisted Planar™ ("TAP") technology to enter the high-voltage and ultra-high-voltage SiC markets. The agreement also contemplates making the Company's SiC supply chain and materials ecosystem available to Magnachip and porting, qualifying and internalizing this technology at Magnachip's fab in South Korea in the future on commercial terms to be finalized. The financial aspect of this transaction is not readily determinable as of the date hereof, but exceeds $120,000.

NAVITAS SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On September 18, 2026, the Company entered into a share purchase agreement with Magnachip under which it purchased 1,461,988 shares of Magnachip common stock for $5.0 million. The investment is measured at fair value through earnings and is included in noncurrent other assets. At September 30, 2026, its fair value was $5.5 million. During the three and nine months ended September 30, 2026, the Company recognized a net unrealized gain of $0.5 million in other income (expense), net, attributable to the investment held at period end. The shares were subject to resale restrictions as of September 30, 2026. The registration statement covering their resale became effective on October 13, 2026. See Note 6, “Fair Value of Financial Assets and Liabilities.”
These transactions are related party transactions because the Company's director, Mr. Cristiano Amoruso, is also a member of Magnachip's board of directors and has an indirect financial interest in both companies. Mr. Amoruso was not involved in the negotiation of these transactions, and the Company's audit committee has reviewed and approved these transactions, with Mr. Amoruso abstaining.

16. SUBSEQUENT EVENTS
Acquisition of Claros, Inc.
On October 6, 2026, the Company acquired all of the outstanding equity interests of Claros, Inc. (“Claros”), a developer of power management solutions for artificial intelligence data-center applications, pursuant to an Agreement and Plan of Merger dated August 24, 2026. The acquisition is expected to expand the Company’s power semiconductor product portfolio and capabilities for artificial intelligence infrastructure.
Consideration transferred consisted of approximately $126 million in cash, net of approximately $9.4 million of cash acquired, subject to customary post-closing adjustments, and 6,912,669 shares of Class A common stock with an acquisition-date fair value of approximately $82.7 million, based on the closing price of $11.97 per share on October 6, 2026. The merger agreement fixed the number of shares at signing. At the closing price of $12.97 per share on August 21, 2026, the last trading day before signing, those shares had a value of approximately $89.7 million. The difference reflects the change in the Company's share price between signing and the acquisition date. Consideration transferred also included contingent consideration of up to 1,289,869 additional shares of Class A common stock, the acquisition-date fair value of which has not yet been determined and which are payable to eligible former Claros security holders upon achievement of specified business milestones during the period from closing through the day immediately preceding the second anniversary of closing.
During the three and nine months ended September 30, 2026, the Company incurred acquisition-related costs of approximately $2.1 million in each period, which are included in selling, general and administrative expenses.
Given the limited time between the acquisition date and the issuance of these condensed consolidated financial statements, the Company has not completed the valuation and other analyses necessary to finalize the initial accounting for the business combination. The Company is determining the acquisition-date fair values of the contingent consideration, the portion of the replacement awards attributable to pre-combination service, and the identifiable assets acquired and liabilities assumed. Accordingly, the Company cannot yet disclose the total acquisition-date fair value of consideration transferred, the amounts recognized for each major class of assets acquired and liabilities assumed, or goodwill, or the supplemental pro forma information.

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

Navitas 2.0 Restructuring Plan
We continue to execute the Navitas 2.0 Restructuring Plan, which was initiated in the fourth quarter of 2025 to reposition the Company as a focused high-power semiconductor provider serving large, durable, higher-margin markets. The plan remains centered on portfolio and organizational realignment, technology roadmap execution, go-to-market optimization, and disciplined investment in strategic end markets. As of September 30, 2026, the actions under the Restructuring Plan were substantially complete, with remaining costs expected to be recognized by the end of fiscal year 2026.

On October 6, 2026, we acquired Claros, Inc., a power management solutions company developing integrated voltage regulator (IVR) technology for next-generation AI data centers, providing the last step to powering the xPU. Navitas 2.0 now brings together GaN, high-voltage and ultra-high-voltage SiC, and now IVR technologies to break the power wall and address power conversion across the complete grid-to-xPU architecture.

Results of Operations
The tables and discussion below present our results for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Change $	Change %
	2026	2025
Net revenues	$13,991	$10,112	$3,879	38%
Cost of revenues (exclusive of amortization of intangible assets included below)	8,486	6,281	2,205	35%
Operating expenses:
Research and development	15,090	13,280	1,810	14%
Selling, general and administrative	18,390	5,230	13,160	252%
Amortization of intangible assets	3,203	4,735	(1,532)	(32)%
Restructuring expense	3,200	—	3,200	—%
Total operating expenses	39,883	23,245	16,638	72%
Loss from operations	$(34,378)	$(19,414)	$(14,964)	77%

	Nine Months Ended September 30,		Change $	Change %
	2026	2025
Net revenues	$33,118	$38,620	$(5,502)	(14)%
Cost of revenues (exclusive of amortization of intangible assets included below)	20,299	27,154	(6,855)	(25)%
Operating expenses:
Research and development	42,809	37,444	5,365	14%
Selling, general and administrative	42,680	24,721	17,959	73%
Amortization of intangible assets	12,671	14,203	(1,532)	(11)%
Restructuring expense	3,994	1,469	2,525	172%
Total operating expenses	102,154	77,837	24,317	31%
Loss from operations	$(89,335)	$(66,371)	$(22,964)	35%

Revenue
We design, develop and manufacture GaN FETs, GaN ICs, SiC MOSFETs and modules, and Schottky diodes that deliver best-in-class performance, ruggedness, and quality. Our revenue represents the sale of semiconductors through specialized distributors to original equipment manufacturers, their suppliers, and other end customers. We consider the domicile of our end customers, rather than the distributors we sell to directly, to be the basis of attributing revenues from external customers to individual countries. Revenues for the three and nine months ended September 30, 2026 and 2025 (in thousands) were attributable to end customers in the following countries:

	Three Months Ended September 30,		Three Months Ended September 30,
Country	2026		2025
China	$4,063	29%	$5,258	52%
United States	7,383	53	2,124	21
Asia excluding China	1,108	8	1,011	10
Europe	1,437	10	1,719	17
Total	$13,991	100%	$10,112	100%

	Nine Months Ended September 30,		Nine Months Ended September 30,
Country	2026		2025
China	$10,809	33%	$20,082	52%
United States	14,915	45	9,269	24
Asia excluding China	3,649	11	4,248	11
Europe	3,745	11	5,021	13
Total	$33,118	100%	$38,620	100%

The increase in sales of $3.9 million, or 38%, for the three months ended September 30, 2026, was primarily due to growth in U.S. data center related revenue. For the nine months ended September 30, 2026, there was a decrease of $5.5 million, or 14%, primarily due to a decline in sales of mobile products in the Asia region, primarily China, and consumer markets, partially offset by an increase in U.S. data center related revenue.

Cost of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025	% Change
Cost of revenues (exclusive of amortization of intangible assets)	8,486	6,281	20,299	27,154	(25)%
Percentage of revenue	61%	62%	61%	70%
For the three and nine months ended September 30, 2026, cost of revenues increased by $2.2 million, or 35% and decreased $6.9 million, or 25%, respectively. The increase for the three-month period was primarily driven by higher sales. The decrease for the nine-month period was primarily driven by lower sales and a favorable year-over-year change in inventory reserves, partially offset by a shift in sales mix toward high-power products.

Research and Development Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025	% Change
Research and development	15,090	13,280	42,809	37,444	14%
Percentage of revenue	108%	131%	129%	97%
Research and development expense increased $1.8 million, or 14%, for the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to higher wafer, mask and other foundry costs for new product development, higher personnel costs, and non-recurring engineering costs under our joint development agreement with AlpSemi. These increases were partially offset by lower usage of engineering inventory and a decrease in stock-based compensation.
Research and development expense increased $5.4 million, or 14%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to higher stock-based compensation and higher wafer, mask and other foundry costs for new product development. These increases were partially offset by lower usage of engineering inventory, the advanced research and development non-recurring engineering impairment recognized in the 2025 period, and lower headcount-related costs resulting from our reductions in force.
Selling, General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025	% Change
Selling, general and administrative	18,390	5,230	42,680	24,721	73%
Percentage of revenue	131%	52%	129%	64%
For the three and nine months ended September 30, 2026, the increase of $13.2 million, or 252%, and $18.0 million, or 73%, respectively, was primarily driven by increases in stock-based compensation, including the impact of prior-year reversals associated with forfeited awards of departing executives and stock-based compensation for our 2026 annual bonus, which we expect to settle in shares, and for equity awards granted in 2026 to our executive officers, as well as higher legal and professional fees and acquisition-related costs, partially offset by lower sales commissions and bad debt expense.

Amortization of Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025	% Change
Amortization of intangible assets	3,203	4,735	12,671	14,203	(11)%
Percentage of revenue	23%	47%	38%	37%
For the three and nine months ended September 30, 2026, amortization of intangible assets decreased compared to the corresponding prior periods, primarily because certain developed technology intangible assets became fully amortized during the third quarter.

Restructuring Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025	% Change
Restructuring expense	3,200	—	3,994	1,469	172%
Percentage of revenue	23%	—%	12%	4%
Restructuring expense increased $3.2 million for the three months ended September 30, 2026 and increased $2.5 million, or 172%, for the nine months ended September 30, 2026, primarily due to an additional noncash impairment charge of $2.9 million related to an epitaxial reactor under the Navitas 2.0 Restructuring Plan.

Other Income (Expense), net

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025	% Change
Other income (expense), net	(2,751)	483	(209,659)	(17,829)	n/m
Percentage of revenue	(20)%	5%	(633)%	(46)%
The decrease in other income (expense), net of approximately $3.2 million and $191.8 million for the three and nine months ended September 30, 2026, respectively, primarily reflects a $7.2 million impairment loss on an equity investment and, for the nine-month period, earnout remeasurement losses of $211.0 million compared to $20.7 million in the corresponding 2025 period, partially offset by higher interest and dividend income.

Income Tax Provision

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2026	2025	2026	2025	% Change
Income tax provision (benefit)	(21)	(19)	117	111	5%
Percentage of revenue	(0.2)%	(0.2)%	0.4%	0.3%

Income tax provision was flat primarily due to our large loss from operations. We expect our tax rate to remain close to zero in the near term due to full valuation allowances against deferred tax assets.

Equity Method Investment Loss
In the first quarter of 2026, the Company discontinued application of the equity method of accounting following the loss of significant influence. No further equity method investment losses were recognized during the three and nine months ended September 30, 2026.

Liquidity and Capital Resources
Our primary use of cash is to fund operating expenses, working capital requirements, research and development, and capital expenditures. In addition, we use cash for strategic investments and acquisitions.
We expect to continue to incur net operating losses and negative cash flows from operations, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase for the foreseeable future.

On October 6, 2026, we completed the acquisition of Claros. In connection with the acquisition, we paid approximately $126 million in cash, net of approximately $9.4 million of cash acquired, subject to customary post-closing adjustments, and issued approximately 6.9 million shares of our Class A common stock. The cash consideration was funded with cash on hand.
We currently expect to fund our cash requirements through the use of cash and cash equivalents on hand. We believe that our current levels of cash and cash equivalents, even after giving effect to the Claros acquisition, are sufficient to finance our operations, working capital requirements, and capital expenditures for the foreseeable future.

Cash Flows
The following table summarizes our consolidated cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2026	2025
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(66,905)	$(34,783)
Net cash used in investing activities	(7,781)	(1,384)
Net cash provided by financing activities	367,926	99,148
Net increase in cash, cash equivalents and restricted cash	$293,240	$62,981

	September 30, 2026	December 31, 2025	$ Change	% Change
Cash, cash equivalents and restricted cash	$531,842	$238,602	$293,240	123%
We derive liquidity primarily from cash on hand and equity financing activities. The changes in our cash flows for the nine months ended September 30, 2026, compared to the same period in 2025, were primarily driven by the following:
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2026 was $66.9 million compared to $34.8 million for the nine months ended September 30, 2025. The increase was primarily attributable to changes in working capital, which used $32.7 million of cash during the nine months ended September 30, 2026, compared to providing $3.3 million of cash during the nine months ended September 30, 2025. The working capital outflow in 2026 primarily reflected a $19.1 million increase in inventories, a $12.1 million increase in prepaid expenses and other current assets, primarily related to wafer supply prepayments to a foundry partner, and payments of restructuring liabilities accrued as of December 31, 2025. Our net loss of $299.1 million for the nine months ended September 30, 2026 included non-cash expenses, primarily consisting of a $211.0 million loss from the change in fair value of the earnout liability, $27.8 million of stock-based compensation expense and $12.7 million of amortization of intangible assets.
Investing Activities
Net cash used in investing activities increased during the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to the $5.0 million purchase of Magnachip common stock and investments in preferred shares.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 increased $268.8 million, primarily driven by $373.1 million of net proceeds from our at-the-market offerings (compared to $96.8 million of net proceeds in 2025), partially offset by the $3.8 million cash settlement of earnout shares, $2.6 million of payments on our equipment financing obligation, and lower proceeds from stock option exercises.

Contractual Obligations, Commitments and Contingencies
In the ordinary course of business, we enter into contractual arrangements that may require future cash payments. As of September 30, 2026, our material cash requirements consisted primarily of lease obligations, milestone-based payments through April 2028 under our joint development agreement with AlpSemi, which may be terminated upon 90 days’ notice, and a final equipment installment of approximately $0.9 million, including applicable taxes, due in December 2026. Refer to Note 9 - “Leases” for further information on our minimum future payments related to lease obligations.

Off-Balance Sheet Commitments and Arrangements
As of September 30, 2026, we did not have any off-balance sheet arrangements as defined under SEC rules.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and involvement of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business, including material litigation with Wolfspeed and Renesas. For information regarding our material litigation matters, see Note 14 - “Commitments and Contingencies” to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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
We may experience difficulties integrating Claros, Inc. (“Claros”) and other future acquired businesses into our existing operations, and we may not realize the anticipated benefits of our acquisitions, which could adversely affect our business, financial condition and results of operations.
On October 6, 2026, we closed our acquisition of Claros. The successful integration of acquired businesses including Claros may involve significant challenges, such as integrating personnel, operations, technologies, products, information technology systems, financial reporting processes, internal controls, and sales and distribution channels. We may also face challenges retaining customers, suppliers and strategic partners or meeting revenue and other operational milestones. These challenges may be particularly significant in cases where an acquired business operates in different geographic markets, utilizes different manufacturing processes or supply chain arrangements, or serves different customers or end markets. For example, Claros' integrated voltage regulator business represents a new market and technology for us and we may have difficulty integrating it into our overall operations. The integration process may be complex, costly and time-consuming and could result in unanticipated expenses, operational disruptions, delays in product development or commercialization, difficulties coordinating manufacturing and supply chain activities, the loss of key employees, customers or strategic partners, or the diversion of management’s attention from our existing business. In addition, we may discover liabilities, contractual obligations, operational deficiencies or other issues that were not identified or fully evaluated prior to completing such acquisition.
We cannot assure you that we will successfully integrate Claros or any other future acquired business within our anticipated timeframe or budget, or that we will achieve the expected operational efficiencies, revenue growth, cost savings, milestones or other strategic benefits of an acquisition. We may also incur restructuring charges, integration expenses, impairment charges or other costs that adversely affect our financial performance. Any failure to successfully integrate Claros or any other acquired business, or any delay or unexpected difficulty in doing so, could disrupt our operations, impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition and results of operations.

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
In addition, on or about July 22, 2026, Renesas Electronics Corporation and Renesas Electronics America Inc. (together, "Renesas") filed a lawsuit against us and two of our employees who are former employees of Renesas, including our chief executive officer, alleging misappropriation of trade secrets, breach of contract and other claims. The litigation was filed in the United States District Court for the Northern District of California. On or about September 23, 2026,

Renesas filed an amended complaint that added a third employee who is a former employee of Renesas as a defendant and asserted additional claims. We are evaluating this complaint and intend to vigorously defend ourselves against these allegations, but a negative result could have a material adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Description

2.1+
Agreement and Plan of Merger, dated August 24, 2026, by and among Navitas Semiconductor Corporation, Claros, Inc., Compass Merger Sub 1 Inc., Compass Merger Sub 2 LLC, and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 of our current report on Form 8-K, filed with the SEC on August 25, 2026).

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

10.1
Share Purchase Agreement, dated September 18, 2026, by and between Magnachip Semiconductor Corporation and Navitas Semiconductor Corporation (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, filed with the SEC on September 21, 2026).

10.2†	Claros, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of our registration statement on Form S-8 (File No. 333-299329), filed with the SEC on October 6, 2026).

10.3†	Amendment to Claros, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 of our registration statement on Form S-8 (File No. 333-299329), filed with the SEC on October 6, 2026).

10.4†	Form of Claros, Inc. Stock Option Agreement (incorporated by reference to Exhibit 99.3 of our registration statement on Form S-8 (File No. 333-299329), filed with the SEC on October 6, 2026).

10.5†*	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under the Navitas Semiconductor Corporation 2021 Equity Incentive Plan for former Claros, Inc. employees

10.6†*+	Form of Performance Share Award Grant Notice and Performance Shares Agreement under the Navitas Semiconductor Corporation 2021 Equity Incentive Plan for former Claros, Inc. employees

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. § 1350

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101)
+ The exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon request; provided, that the Company may request confidential treatment for any exhibits or schedules so furnished
* Filed herewith
** Furnished herewith
† Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Chris Allexandre
Chris Allexandre
President and Chief Executive Officer
(principal executive officer)

Date:	November 3, 2026

NAVITAS SEMICONDUCTOR CORPORATION

By:	/s/ Tonya Stevens
Tonya Stevens
Chief Financial Officer
(principal financial and accounting officer)

Date:	November 3, 2026